Form 10-Q
period 2001-06-30
LSB CORP
filed 2001-08-14
CIK 1143848

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2001

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
           For the transition period from  ___________ to ___________

                         Commission File Number     0-32955

                                ----------------

                                LSB CORPORATION

             (Exact name of Registrant as specified in its charter)


         Massachusetts                                  04-3557612
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

30 Massachusetts Ave., North Andover MA                     01845
(Address of principal executive office)                 (Zip Code)

                                ----------------

                                 (978) 975-7500
              (Registrant's telephone number, including area code)

                                ----------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                   ----     ----

Class                                          Outstanding as of August 8, 2001
-----                                          --------------------------------

Common Stock, par value $0.10 per share                    4,375,050

                      FEDERAL DEPOSIT INSURANCE CORPORATION
                              Washington, DC 20429


                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the transition period from _____ to _____

                           FDIC Certificate No. 23288

                              --------------------

                              LAWRENCE SAVINGS BANK

             (Exact name of registrant as specified in its Charter)


         MASSACHUSETTS                                       04-1528790
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

30 MASSACHUSETTS AVENUE, NORTH ANDOVER, MA                     01845
(Address of principal executive offices)                     (Zip Code)

                              --------------------

                                 (978) 725-7500
              (Registrant's telephone number, including area code)

                              --------------------

         Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X      No
                               -----      ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding as of August 8, 2001
-----                                           --------------------------------

Common Stock, par value $.10 per share                  4,375,050 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     LAWRENCE SAVINGS BANK AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              June 30,            December 31,
                                                                               2001                   2000
                                                                             Unaudited              Audited
                                                                           -------------        ----------------
                                                                                     (In Thousands)
                                     ASSETS
Assets:
  Cash and due from banks                                                  $      9,066         $         7,086
  Federal funds sold                                                                 95                  15,427
                                                                           ------------         ---------------
     Total cash and cash equivalents                                              9,161                  22,513

  Investment securities held to maturity (market value
    of $150,114 in 2001 and $118,393 in 2000)                                   148,482                 117,806
  Investment securities available for sale (amortized cost
    of $24,437 in 2001 and $32,840 in 2000)                                      24,827                  33,027
  Federal Home Loan Bank stock, at cost                                           5,950                   5,950
  Loans, net of allowance for loan losses (Notes 2 and 6)                       229,644                 218,360
  Bank premises and equipment                                                     3,290                   3,337
  Accrued interest receivable                                                     2,774                   2,969
  Other real estate owned                                                            27                      32
  Deferred income tax asset                                                       6,636                   7,511
  Other assets                                                                    1,381                   1,585
                                                                           -------------        ----------------
    Total assets                                                           $    432,172         $       413,090
                                                                           =============        ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Interest bearing deposits (Note 3)                                       $    265,830         $       259,325
  Non-interest bearing deposits                                                  15,412                  11,223
  Federal Home Loan Bank advances                                                87,508                  82,283
  Securities sold under agreements to repurchase                                  2,375                      --
  Other borrowed funds                                                            3,908                   3,878
  Advance payments by borrowers for taxes and insurance                             529                     513
  Other liabilities                                                               3,424                   3,555
                                                                           -------------        ----------------
      Total liabilities                                                         378,986                 360,777
                                                                           -------------        ----------------

Stockholders' equity:
  Preferred stock, $.10 par value per share;
    5,000,000 shares authorized, none issued.                                        --                      --
  Common stock, $.10 par value per share;
    20,000,000 shares authorized;
    4,371,500 and 4,364,800 shares issued and outstanding
    at June 30, 2001 and December 31, 2000, respectively                            437                     436
  Additional paid-in capital                                                     57,740                  57,711
  Accumulated deficit                                                            (5,249)                 (5,956)
  Accumulated other comprehensive income                                            258                     122
                                                                           -------------        ----------------
    Total stockholders' equity                                                   53,186                  52,313
                                                                           -------------        ----------------
    Total liabilities and stockholders' equity                             $    432,172         $       413,090
                                                                           =============        ================

         The accompanying notes are an integral part of these unaudited financial statements.

                     LAWRENCE SAVINGS BANK AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   Three months              Six months
                                                                      ended                    ended
                                                                     June 30,                 June 30,
                                                              ----------------------    ---------------------
                                                                  2001        2000         2001         2000
                                                              ---------    ---------    ---------   ---------
                                                                      (In thousands except share data)
Interest and dividend income:
Loans (Note 4)                                                $   4,552    $   4,071    $   9,080    $   8,107
Investment securities held to maturity                            2,141        2,083        4,183        4,102
Investment securities available for sale                            408          823          847        1,652
Federal Home Loan Bank stock                                         93          111          199          215
Other interest and dividend income                                   88           18          371           45
                                                              ---------    ---------    ---------    ---------
  Total interest and dividend income                              7,282        7,106       14,680       14,121
                                                              ---------    ---------    ---------    ---------

Interest expense:
Deposits (Note 5)                                                 2,716        2,363        5,482        4,574
Borrowed funds                                                    1,194        1,007        2,535        2,122
Other borrowed funds                                                 97          631          186        1,083
                                                              ---------    ---------    ---------    ---------
 Total interest expense                                           4,007        4,001        8,203        7,779
                                                              ---------    ---------    ---------    ---------
 Net interest income                                              3,275        3,105        6,477        6,342

Provision for loan losses                                            50           --           50           --
                                                              ---------    ---------    ---------    ---------
  Net interest income after provision for loan losses             3,225        3,105        6,427        6,342
                                                              ---------    ---------    ---------    ---------

Non-interest income:
Loan servicing fees                                                  28           91           86          173
Deposit account fees                                                141          125          273          249
Gains on sales of mortgage loans                                     34            5           38           15
Other real estate owned income                                       --           51           --           48
Other income                                                         95           75          182          147
                                                              ---------    ---------    ---------    ---------
  Total non-interest income                                         298          347          579          632
                                                              ---------    ---------    ---------    ---------

Non-interest expense:
Salaries and employee benefits                                    1,306        1,261        2,601        2,503
Occupancy and equipment expenses                                    209          195          423          390
Professional expenses                                               143          146          310          269
Data processing expenses                                            178          142          336          297
Other expenses                                                      467          356          841          766
                                                              ---------    ---------    ---------    ---------
  Total non-interest expenses                                     2,303        2,100        4,511        4,225
                                                              ---------    ---------    ---------    ---------
   Income before income taxes                                     1,220        1,352        2,495        2,749
Income tax expense                                                  430          456          914          953
                                                              ---------    ---------    ---------    ---------

Net income                                                    $     790    $     896    $   1,581    $   1,796
                                                              =========    =========    =========    =========

Average shares outstanding                                    4,371,500    4,356,954    4,370,529    4,356,877
Average diluted shares outstanding                            4,532,275    4,416,809    4,524,479    4,417,032
                                                              =========    =========    =========    =========

Basic earnings per share                                      $    0.18    $    0.21    $    0.36    $    0.41
Diluted earnings per share                                    $    0.17    $    0.20    $    0.35    $    0.40
                                                              =========    =========    =========    =========

         The accompanying notes are an integral part of these unaudited financial statements.

                     LAWRENCE SAVINGS BANK AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                         Accumulated
                                               Additional                  Other          Total
                                     Common     Paid-In   (Accumulated  Comprehensive  Stockholders'
                                     Stock      Capital     Deficit)    Income (Loss)    Equity
                                    -------    ---------- ------------  -------------  -------------
                                                             (In Thousands)
Balance at December 31, 1999         $ 436     $57,668     $(9,145)       $ (551)      $  48,408
Net income                              --          --       1,796            --           1,796
Other comprehensive income
 unrealized loss on securities
 available for sale (tax effect
  $11)                                  --          --          --           (17)            (17)
                                                                                        --------
     Total comprehensive income                                                            1,779
Exercise of stock options               --          41          --            --              41
Dividends declared and
  paid ($0.12 per share)                --          --        (523)           --            (523)
                                     -----     -------     -------        ------        --------

Balance at June 30, 2000             $ 436     $57,709     $(7,872)       $ (568)       $ 49,705
                                     =====     =======     =======        ======        ========


Balance at December 31, 2000         $ 436     $57,711     $(5,956)       $  122        $ 52,313
Net income                              --          --       1,581            --           1,581
Other comprehensive income
 unrealized gain on securities
 available for sale (tax effect
  $67)                                  --          --          --           136             136
                                                                                        --------
     Total comprehensive income                                                            1,717
Exercise of stock options                1          29          --            --              30
Dividends declared and
 paid ($0.20 per share)                 --          --        (874)           --            (874)
                                     -----     -------     --------       ------        --------

Balance at June 30, 2001             $ 437     $57,740     $(5,249)       $  258        $ 53,186
                                     =====     =======     =======        ======        ========

         The accompanying notes are an integral part of these unaudited financial statements.

                     LAWRENCE SAVINGS BANK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Six months
                                                                                                  ended
                                                                                                 June 30,
                                                                                       --------------------------
                                                                                          2001           2000
                                                                                       -----------     ---------
                                                                                             (In Thousands)
Cash flows from operating activities:
Net income                                                                             $   1,581       $   1,796
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                                     50              --
(Gains) losses on sales of mortgage loans and mortgage-backed securities                     (38)            (15)
Net gains on sales of other real estate owned                                                 --             (39)
Depreciation and amortization of premises and equipment, investments and
   other assets                                                                              119             380
Loans originated for sale                                                                 (4,984)           (933)
Proceeds from sales of mortgage loans                                                      3,405             948
Decrease (increase) on accrued interest receivable                                           195            (163)
Decrease in deferred income tax asset                                                        808             841
Decrease in other assets                                                                     204              36
Increase (decrease) in advance payments by borrowers                                          16            (158)
(Decrease) increase in other liabilities                                                    (131)            214
                                                                                       ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  1,225           2,907
                                                                                       ---------       ---------
Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity                       273,687           2,611
Proceeds from maturities of investment securities available for sale                       6,118              --
Purchases of investment securities held to maturity                                     (309,810)        (16,430)
Purchases of mortgage-backed securities held to maturity                                  (4,335)             --
Proceeds from sale of investment securities available for sale                                --           1,319
Principal payments of securities held to maturity                                          9,868           4,823
Principal payments of securities available for sale                                        2,366           1,432
Purchase of other equity securities                                                          (46)             --
Increase in loans, net                                                                    (9,717)         (2,207)
Proceeds from sales/payments of OREO                                                           5             521
Purchase of Bank premises and equipment                                                     (193)           (266)
                                                                                       ---------       ---------

NET CASH (USED IN) INVESTING ACTIVITIES                                                  (32,057)         (8,197)
                                                                                       ---------       ---------
Cash flows from financing activities:
Net increase in deposits                                                                  10,694           7,783
Additions to Federal Home Loan Bank advances                                              30,000         481,950
Payments on Federal Home Loan Bank advances                                              (24,775)       (497,156)
Net increase in agreements to repurchase securities                                        2,375          41,933
Increase (decrease) in other borrowed funds                                                   30         (28,921)
Dividends paid                                                                              (874)           (523)
Proceeds from exercise of stock options                                                       30              41
                                                                                       ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 17,480           5,107
                                                                                       ---------       ---------
Net decrease in cash and cash equivalents                                                (13,352)           (183)
Cash and cash equivalents, beginning of period                                            22,513           7,597
                                                                                       ---------       ---------

Cash and cash equivalents end of period                                                $   9,161       $   7,414
                                                                                       =========       =========
Cash paid during the year for:
  Interest on deposits                                                                 $   5,482       $   4,572
  Interest on borrowed funds                                                               2,782           3,055
Supplemental schedule of non-cash activities:
Net change in valuation of investment securities available for sale                          203             (28)
                                                                                       =========       =========


         The accompanying notes are an integral part of these unaudited financial statements.

                     LAWRENCE SAVINGS BANK AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


1.        BASIS OF PRESENTATION

          The unaudited consolidated financial statements of the Lawrence Savings Bank (the "Bank") and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Bank as of and for the year ended December 31, 2000. In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2. The following table reflects the loan portfolio at June 30, 2001 and December 31, 2000:

                                                    6/30/01     12/31/00
                                                   ----------  ---------
                                                       (In thousands)
Residential mortgage loans                         $ 83,944    $ 77,926
Loans held for sale                                   1,617          --
Home equity loans                                    15,172      15,997
Construction loans                                   21,104      17,148
Commercial real estate loans                         90,950      87,129
Commercial loans                                     19,323      22,602
Consumer loans                                        1,317       1,243
                                                   --------    --------
   Total loans                                      233,427     222,045
Allowance for loan losses                            (3,783)     (3,685)
                                                   --------    --------
   Total loans, net                                $229,644    $218,360
                                                   ========    ========

3. The following table reflects the components of inest bearing deposits at June 30, 2001 and December 31, 2000:

                                                    6/30/01    12/31/00
                                                   --------    --------
                                                      (In thousands)
NOW and Super NOW accounts                         $ 33,097    $ 29,731
Savings deposit accounts                             41,709      38,813
Money market investment accounts                     51,176      51,344
Certificates of deposit                             112,220     112,239
Retirement accounts                                  27,628      27,198
                                                   --------    --------
   Total interest bearing deposits                 $265,830    $259,325
                                                   ========    ========

4. The following table lists the components of loan interest income for the three month and six month periods ended June 30, 2001 and 2000:


                                                  Three Months Ended           Six Months Ended
                                               ------------------------    -------------------------
                                                 6/30/01       6/30/00       6/30/01        6/30/00
                                               ----------   -----------    ----------    -----------
                                                                  (In Thousands)
Residential mortgage loans                     $   1,481    $    1,417     $   2,922     $    2,848
Loans held for sale                                   12             1            14              4
Home equity loans                                    285           268           585            510
Construction loans                                   397           312           783            578
Commercial real estate loans                       1,979         1,780         3,904          3,580
Commercial loans                                     371           267           816            534
Consumer loans                                        27            26            56             53
                                               ----------   -----------    ----------    -----------
   Total loan interest income                  $   4,552    $    4,071     $   9,080     $    8,107
                                               ==========   ===========    ==========    ===========

5. The following table lists the components of deposit interest expense for the three and six month periods ended June 30, 2001 and 2000:

                                                     Three Months Ended          Six Months Ended
                                                 -----------------------   -------------------------
                                                   6/30/01      6/30/00      6/30/01        6/30/00
                                                 ----------- -----------   ----------    -----------
                                                                 (In Thousands)
NOW and Super NOW accounts                       $      41   $       34    $      79     $       66
Savings deposit accounts                               201          195          390            387
Money market investment accounts                       448          484          941            868
Certificates of deposit                              1,641        1,300        3,301          2,551
Retirement accounts                                    385          350          771            702
                                                 ----------  -----------   ----------    -----------
   Total deposit interest expense                $   2,716   $    2,363    $   5,482     $    4,574
                                                 ==========  ===========   ==========    ===========

6. The following table summarizes changes in the allowance for loan losses for the three and six month periods ended June 30, 2001 and 2000:

                                                    Three Months Ended          Six Months Ended
                                                 -----------------------   -------------------------
                                                   6/30/01     6/30/00      6/30/01        6/30/00
                                                 ----------  -----------   ----------    -----------
Beginning balance                                $   3,730   $    3,393    $   3,685     $    3,381

Provision charged to operations                         50           --           50             --

Recoveries on loans previously charged-off               3           15           48             27

Loans charged-off                                       --           --           --             --
                                                 ---------   -----------   ---------     ----------

Ending balance                                   $   3,783   $    3,408    $   3,783     $    3,408
                                                 =========   ===========   =========     ==========


ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The Bank has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Bank. Also, when words such as "believes," "expects," "anticipates" or similar expressions are used, forward-looking statements are being made. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future financial results of the Bank and could cause the results to differ materially from those expressed in or incorporated by reference in this document. Those factors include fluctuations in interest rate, inflation, government regulations and economic conditions and competition in the geographic and business areas in which the Bank conducts its operations.

RISK ASSETS

Risk assets consist of non-performing loans and other real estate owned. Non-performing loans consist of both a) loans 90 days or more past due and b) loans placed on non-accrual because full collection of the principal balance is in doubt. Other real estate owned (OREO) is comprised of foreclosed properties where the Bank has formally received title or has possession of the collateral. Properties are carried at the lower of the investment in the related loan or the estimated fair value of the property or collateral less selling costs. Fair value of such property or collateral is determined based on independent appraisals and other relevant factors. Management periodically reviews property values and makes adjustments as required. Gains from sales of properties, net operating expenses and any subsequent provisions to increase the allowance for losses on real estate acquired by foreclosure are charged to other real estate owned expenses. Losses are charged to the allowance.

The following table summarizes the Bank's risk assets for the period ended June 30, 2001, December 31, 2000 and June 30, 2000. The Bank continues to maintain a low level of risk assets which is below 1% for the three periods reported.

                                             6/30/01   12/31/00  6/30/00
                                             -------   --------  -------
                                                    (In thousands)

Non-performing loans                          $  10     $  10     $ 98
Other real estate owned                          27        32       37
                                              ------    -----    -----
Total risk assets                             $  37     $  42    $ 135
                                              ======    =====    =====

Risk assets as a percent of  total assets      0.01%    0.01%    0.03%
                                               =====    =====    =====

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds include collections of principal payments and prepayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (FHLB) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank also has a $5.0 million unsecured Federal Funds line of credit.

At June 30, 2001, stockholders' equity was $53.2 million as compared to $52.3 million at December 31, 2000. The increase during the first half of 2001 occurred due to net income of $1.6 million and was reduced by dividends of $0.9 million. The Bank's leverage ratio at June 30, 2001 and December 31, 2000 was 11.97% and 11.71%, respectively. The Bank exceeds all regulatory minimum capital ratio requirements as defined by the FDIC.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

OVERVIEW

The Bank has maintained risk assets below 1% for the past several years. Lawrence Savings Bank maintains its commitment to servicing the needs of the local community in the Merrimack Valley area. The loan portfolio is up by approximately $13.1 million and investment securities are up by $3.7 million as of June 30, 2001 from March 31, 2001. The growth in loans and investment securities was funded by maturities of Federal funds sold.

The Bank reported net income of $0.8 million and $0.9 million for the three months ended June 30, 2001 and 2000, respectively.

Net-interest income increased to $3.3 million in the second quarter 2001 up from $3.1 million for the same quarter in 2000. Offsetting this increase to net income was increased expenses associated with the reorganization of the Bank into a holding company structure which are included in non-interest expense. Non- interest income was down by $49 thousand in second quarter 2001 from second quarter 2000 and provisions for loan losses increased by $50 thousand in second quarter 2001 compared to same period in 2000.

NET INTEREST INCOME

Net interest income for the three months ended June 30, 2001 and 2000 was $3.3 million and $3.1 million, respectively. The net interest rate spread increased to 2.66% for the quarter ended June 30, 2001 from 2.64% for the same quarter of 2000. The increase was due to rates paid on interest bearing liabilities decreasing faster than the yields earned on interest earning assets.

The following table presents the components of net interest income and net interest spread:

                                                   Income/expense               Yield/rate
                                                --------------------        ------------------
                                                                     Quarter Ended
                                                ----------------------------------------------
                                                6/30/01      6/30/00        6/30/01    6/30/00
                                                -------      -------        -------    -------
                                                  (In Thousands)
Interest income and average yield:
  Loans                                         $4,552       $4,071          8.10%       8.36%
  Investments, mortgage-backed securities
    and other earning assets                     2,730        3,035          6.06        6.26
                                                ------       ------
      Total                                      7,282        7,106          7.20        7.31
                                                ------       ------         -----        ----
Interest expense and average rate paid:
  Deposits                                       2,716        2,363          4.04        3.97
  Federal Home Loan Bank advances                1,194        1,007          6.07        6.14
  Securities sold under agreements to
   repurchase and other borrowed funds              97          631          7.76        6.48
                                                ------       ------
      Total                                      4,007        4,001          4.54        4.67
                                                ------       ------          ----        ----
Net interest income                             $3,275       $3,105
                                                ======       ======
Net interest rate spread                                                     2.66%       2.64%
                                                                             ====        ====


INTEREST INCOME

Interest income for the second quarter of 2001 was $7.3 million as compared to $7.1 million for the same quarter of 2000. Higher average balances increased interest income by $0.4 million. The impact of lower yields on average balances resulted in a decrease of $0.2 million to interest income.

Yields on investment securities decreased to 6.06% for the second quarter 2001 as compared to 6.26% for same period of 2000 resulting in a decrease of $0.1 million to interest income. Lower average investment balances of $180.6 million versus $195.0 million for the quarters ended June 30, 2001 and 2000, respectively, resulted in $0.2 million decrease to interest income.

Higher average loan balances of $225.3 million versus $195.9 million for the quarters ended June 30, 2001 and 2000, respectively, resulted in a $0.6 million increase of interest income. Yields on loans decreased to 8.10% for the quarter ended June 30, 2001 versus 8.36% for the same period in 2000. The impact of lower yields on loans resulted in a decrease of $0.1 million to interest income.

INTEREST EXPENSE

Interest expense for the second quarters of 2001 and 2000 was $4.0 million. The overall impact in average balances of interest bearing liabilities offset the impact to interest expense due to lower interest rates paid on these interest bearing liabilities.

Lower cost of interest bearing liabilities resulted in a minimal impact in interest expense for the quarter ended June 30, 2001 from the same quarter of 2000. The average rates paid on deposits were 4.04% and 3.97% for the quarters ended June 30, 2001 and 2000. Average rates paid on Federal Home Loan Bank advances were 6.07% and 6.14% for the second quarter 2001 and 2000 while average rates paid on short-term and other borrowed funds were 7.76% and 6.48% for the same quarters resulted in $0.1 million increase to interest expense.

Higher average deposit balances of $269.8 million versus $239.5 million for the quarters ended June 30, 2001 and 2000 resulted in a $0.3 million increase in interest expense. Lower average borrowed funds of $84.0 million versus $105.1 million for the same quarters in 2001 and 2000, respectively, resulted in a $0.4 million decrease in interest expense.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $50 thousand and zero for the quarters ended June 30, 2001 and 2000. The following table shows the allowance for loan losses as a percent of total loans:

                                              6/30/01   12/31/00   6/30/00
                                             --------   --------   -------
                                                     (In thousands)

Non-performing loans                         $   10      $   10    $   98
Allowance for loan losses                    $3,783      $3,685    $3,408
Allowance for loan losses as a
  percent of total loans                       1.62%       1.66%     1.70%


The allowance for the loan losses balance reflects management's assessment of losses and is based on a review of the risk characteristics of the loan portfolio. The Bank considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Bank's regular review of individual loans, and economic conditions are primary factors in establishing allowance levels. The allowance level is adequate to absorb estimated credit losses associated with the loan and lease portfolio, including all binding commitments to lend and off-balance sheet credit instruments. The allowance for loan losses reflects all information available at the end of each period.

The increase in the allowance since March 31, 2001 occurred because the Bank made provisions for loan losses of $50 thousand during the second quarter of 2001 and had $3 in loan loss recoveries during the same time period.

NON-INTEREST INCOME

Non-interest income decreased by $49 thousand for the quarter ended June 30, 2001 versus 2000. Other Real Estate Owned (OREO) income decreased by $51 thousand due to a gain on the sale of OREO property during the second quarter 2000, which did not occur in the second quarter 2001. The increase in deposit account fees, debit card fees and gains on sales of mortgage loans offset the decline in loan fees due to writedowns of mortgage servicing rights and lower late charges received on commercial loans.


NON-INTEREST EXPENSE

Non-interest expense was $2.3 million and $2.1 million for the quarters ended June 30, 2001 and 2000, respectively. The increase in non-interest expense can be attributable to expenses associated with the reorganization of the Bank into a holding company structure and shareholders' expenses of the Bank in connection with this reorganization. Holding company expenses were $38 thousand in the second quarter 2001. Shareholders' expenses increased by $44 thousand for the second quarter 2001. In addition, data processing expenses increased by $36 thousand and salaries and employee benefits increased by $45 thousand due to normal employee raises.

INCOME TAXES

The Bank reported an income tax expense of $430 thousand as compared to income tax expense of $456 thousand for the quarters ended June 30, 2001 and 2000 representing an effective tax rate of 35.2% and 33.7%, respectively.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

OVERVIEW

The Bank reported net income of $1.6 million and $1.8 million for the six months ended June 30, 2001 and 2000, respectively. The decrease was primarily due to non-interest expense increasing to $4.5 million for the first half of 2001 compared to $4.2 million for the same period in 2000. The increase to non-interest expense can be attributed to expenses associated with the reorganization of the Bank into a holding company structure, shareholders expenses of the Bank in connection with this reorganization, additional data processing expenses and an increase in salaries and employee benefits due to normal employees raises.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the six months ended June 30, 2001 and 2000 was $6.5 million and $6.3 million, respectively. The net interest rate spread decreased to 2.65% from 2.73%. The rates paid on interest bearing liabilities increased more than the yield on interest bearing assets. The following table presents the components of net interest income and net interest spread:


                                                      Income/expense              Yield/rate
                                                  --------------------       --------------------
                                                                   Six Months Ended
                                                  -----------------------------------------------
                                                  6/30/01      6/30/00       6/30/01      6/30/00
                                                  -------      -------       -------      -------
                                                                 (In Thousands)
Interest income and average yield:
  Loans                                           $ 9,080      $ 8,107         8.24%        8.31%
  Investments, mortgage-backed
    securities and other earning assets             5,600        6,014         6.21         6.22
                                                  -------      -------
      Total                                        14,680       14,121         7.33         7.27
                                                  -------      -------        -----         ----
Interest expense and average rate paid:
  Deposits                                          5,482        4,574         4.15         3.86
  Federal Home Loan Bank advances                   2,535        2,122         6.21         5.94
 Short-term and other borrowed funds                  186        1,083         8.57         6.29
                                                  -------      -------
      Total                                         8,203        7,779         4.68         4.54
                                                  -------      -------        -----         ----
Net interest income                               $ 6,477      $ 6,342
                                                  ========     =======
Net interest rate spread                                                       2.65%        2.73%
                                                                              =====         ====


INTEREST INCOME

Interest income for the first half of 2001 was $14.7 million as compared to $14.1 million for the same period of 2000. The increase of $0.6 million is primarily due to increased average balances for the loan portfolios.

The yield on investments decreased to 6.21% in the first half of 2001 as compared to 6.22% in the same period of 2000. Lower yields on investments had minimal impact to interest income. Lower average yields on loans also resulted in a minimal impact to interest income. Yields on loans were 8.24% and 8.31% for the six months ended June 30, 2001 and 2000, respectively.

Higher average loan balances of $222.1 million versus $196.3 million for the six months ended June 30, 2001 and 2000 resulted in a $1.0 million increase to interest income. Lower average investment balances of $182.0 million versus $194.3 million for the same periods resulted in an decrease of $0.4 million interest income.

INTEREST EXPENSE

Interest expense for the first half of 2001 and 2000 was $8.2 million and $7.8 million, respectively. Rates were higher during the first six months of 2001 as compared to the same period of 2000; this resulted in a $0.8 million increase in interest expense. Higher average interest paying liability balances resulted in a $0.4 million decrease in interest expense, due to a change in the interest bearing liabilities mix.

Higher costs of deposits resulted in a $0.3 million increase of interest expense. The average rate paid on deposits was 4.15% and 3.86% for the six months ended June 30, 2001 and 2000. The average rate paid on Federal Loan Bank advances was 6.21% and 5.94% for the first half of 2001 and 2000, respectively. The average rate paid on short-term and other borrowed funds was 8.57% and 6.29% for the same periods. Combined, FHLB advances and short-term and other borrowed funds increased interest expense by $0.5 million.

Higher average deposit balances of $266.4 million versus $238.3 million for the six months ended June 30, 2001 and 2000, respectively, resulted in a $0.6 million increase of interest expense. Lower average borrowed funds of $86.7 million versus $106.4 million for the same quarters resulted in a $1.0 million decrease to interest expense.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $50 thousand and zero for the six months ended June 30, 2001 and 2000, respectively.

The allowance for loan losses increased slightly from December 31, 2000. This was because the Bank received recoveries on loans previously charged off of $48 thousand and made provisions for loan losses of $50 thousand. No charge-offs were made during the six month periods based upon management's analysis of the borrowers' financial situation and estimated collateral values.

The allowance for loan losses at June 30, 2001 was 1.62% of total loans. The same ratio at December 31, 2000 was 1.66%. The allowance for loan losses reflects all information available at the end of each respective quarter.

NON-INTEREST INCOME

Non-interest income was $0.6 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of $53 thousand in non-interest income primarily resulted from loan servicing fees declining to $86 thousand in 2001 from $173 thousand in 2000 due to writedowns of mortgage servicing rights and lower late charges on commercial loans. OREO income declined by $48 thousand due to gains on sales of OREO property in 2000 that did not reoccur in 2001. Offsetting these declines were increases to Debit Card fees and other income by $35 thousand, deposit account fees increased by $24 thousand and gains on sales of mortgage loans increased by $23 thousand.

NON-INTEREST EXPENSE

Non-interest expense was $4.5 million and $4.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase in non-interest expense can be attributable to expenses associated with the reorganization of the Bank into a holding company structure and shareholders' expenses of the Bank in connection with this reorganization. Holding company expenses were $162 thousand in the first half of 2001. Shareholders' expenses increased by $44 thousand for the for the same period in 2001. In addition, data processing expenses increased by $39 thousand and salaries and employee benefits increased by $98 thousand due to normal employee raises.

INCOME TAXES

The Bank reported an income tax expense of $914 thousand and $953 thousand for the six months ended June 30, 2001 and 2000 representing an effective tax rate of 36.6% and 34.7%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The response is incorporated herein by reference from the discussion under the subcaption "Interest Rate Sensitivity" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 13 and 14 of the 2000 Annual Report which is incorporated herein by reference.

                           Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

          The response is incorporated herein by reference from the discussion under the caption "CONTINGENCIES" on page 34 of the Annual Report which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2001, Lawrence Savings Bank (the "Bank") held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the stockholders approved the Plan of Holding Company Reorganization of the Bank (the "Plan of Reorganization") by an affirmative vote of 3,029,976 shares of the Bank's common stock, constituting 69.31% of the outstanding common stock of the Bank. The Plan of Reorganization received 42,903 negative votes, 33,525 abstentions and 888,798 broker non-votes.

The stockholders also elected each of the following three individuals as a Class B Director of the Bank to serve until the 2004 annual meeting of stockholders, with the following votes cast:

                                                               Broker Non-Votes
Nominee                      For             Withheld          And Abstentions
-------                      ---             --------          ----------------
Malcolm W. Brawn          3,936,561           58,641                  0
Neil H. Cullen            3,936,491           58,711                  0
Richard H. Harrington     3,936,091           59,111                  0

The following directors of the Bank continued as directors after the Annual
Meeting: Eugene A. Beliveau, Kathleen I. Boshar, Thomas J. Burke, Byron R. Cleveland, Jr., Robert F. Hatem, Marsha McDonough and Paul A. Miller.


The stockholders also elected Robert P. Perreault as Clerk of the Bank. Mr. Perreault received 3,940,111 affirmative votes, 28,364 negative votes and 26,726 abstentions.

Finally, the stockholders ratified the appointment of KPMG LLP ("KPMG") as the Bank's independent auditors for the fiscal year ending December 31, 2001. KPMG received 3,945,728 affirmative votes, 29,558 negative votes and 19,916 abstentions.

ITEM 5. OTHER INFORMATION

As of the closing of the reporting period ending June 30, 2001, the Bank expected to consummate the reorganization pursuant to the Plan of Reorganization, effective as of July 1, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          None

                                  SIGNATURES

        Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    LAWRENCE SAVINGS BANK AND SUBSIDIARIES







                                /s/ Paul A. Miller
August 13, 2001                 -------------------------------
                                Paul A. Miller
                                President and
                                Chief Executive Officer






                                /s/ John E. Sharland
August 13, 2001                 ---------------------------------
                                John E. Sharland
                                Senior Vice President
                                Chief Financial Officer
                                Treasurer