Form 10-Q
period 2001-09-30
LSB CORP
filed 2001-11-14
CIK 1143848

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20529


                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

            [ ] Transition Report Pursuant to Section 13 or (15(d) of
                       The Securities Exchange Act of 1934
                  For the transition period from _____ to _____

                        Commission File Number 000-32955


                                 LSB CORPORATION
                  (Exact name of Bank as specified in Charter)



         MASSACHUSETTS                                         04-3557612
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

30 MASSACHUSETTS AVENUE, NORTH ANDOVER, MA                       01845
(Address of principal executive offices)                       (Zip Code)


                                 (978) 725-7500
              (Registrant's telephone number, including area code)


      Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes [X]               No [ ]

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                      Outstanding as of October 31, 2001
-----                                      ----------------------------------
Common Stock, par value $.10 per share              4,379,550 shares

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LSB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   September 30,      December 31,
                                                                        2001              2000
                                                                        ----              ----
                                                                           (In Thousands)
                          ASSETS

Assets:
  Cash and due from banks                                            $   7,103         $   7,086
  Federal funds sold                                                     6,207            15,427
                                                                     ---------         ---------
       Total cash and cash equivalents                                  13,310            22,513

  Investment securities held to maturity (market value
    of $148,627 in 2001 and $118,393 in 2000)                          144,986           117,806
  Investment securities available for sale (amortized cost
    of $20,393 in 2001 and $32,840 in 2000)                             20,770            33,027
  Federal Home Loan Bank stock, at cost                                  5,950             5,950
  Loans, net of allowance for loan losses (Notes 2 and 6)              239,139           218,360
  Bank premises and equipment                                            3,208             3,337
  Accrued interest receivable                                            2,488             2,969
  Other real estate owned                                                   24                32
  Deferred income tax asset                                              6,210             7,511
  Other assets                                                           1,511             1,585
                                                                     ---------         ---------
    Total assets                                                     $ 437,596         $ 413,090
                                                                     =========         =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Interest bearing deposits (Note 3)                                 $ 262,418         $ 259,325
  Non-interest bearing deposits                                         12,639            11,223
  Federal Home Loan Bank advances                                       96,415            82,283
  Securities sold under agreements to repurchase                         4,474                --
  Other borrowed funds                                                   3,902             3,878
  Advance payments by borrowers for taxes and insurance                    661               513
  Other liabilities                                                      3,520             3,555
                                                                     ---------         ---------
    Total liabilities                                                  384,029           360,777
                                                                     ---------         ---------

Stockholders' equity:
  Preferred stock, $.10 par value per share;
    5,000,000 shares authorized, none issued                                --                --
  Common stock, $.10 par value per share;
    20,000,000 shares authorized;
    4,379,550 and 4,364,800 shares issued and outstanding
    at September 30, 2001 and December 31, 2000, respectively              438               436
  Additional paid-in capital                                            57,813            57,711
  Accumulated deficit                                                   (4,933)           (5,956)
  Accumulated other comprehensive income                                   249               122
                                                                     ---------         ---------
    Total stockholders' equity                                          53,567            52,313
                                                                     ---------         ---------
    Total liabilities and stockholders' equity                       $ 437,596         $ 413,090
                                                                     =========         =========


The accompanying notes are an integral part of these unaudited financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three months                           Nine months
                                                            ended                                  ended
                                                        September 30,                          September 30,
                                                ------------------------------         ------------------------------
                                                   2001               2000                2001               2000
                                                   ----               ----                ----               ----
                                                                 (In thousands except per share data)
Interest and dividend income:
Loans (Note 4)                                  $     4,653        $     4,328         $    13,733        $    12,435
Investment securities held to maturity                2,073              2,043               6,256              6,145
Investment securities available for sale                382                801               1,229              2,453
Federal Home Loan Bank stock                             84                119                 283                334
Other interest and dividend income                       45                 39                 416                 84
                                                -----------        -----------         -----------        -----------
  Total interest and dividend income                  7,237              7,330              21,917             21,451
                                                -----------        -----------         -----------        -----------

Interest expense:
Deposits (Note 5)                                     2,499              2,544               7,981              7,118
Borrowed funds                                        1,309              1,029               3,845              3,151
Other borrowed funds                                    120                651                 305              1,734
                                                -----------        -----------         -----------        -----------
  Total interest expense                              3,928              4,224              12,131             12,003
                                                -----------        -----------         -----------        -----------
  Net interest income                                 3,309              3,106               9,786              9,448

Provision for loan losses                               125                125                 175                125
                                                -----------        -----------         -----------        -----------
  Net interest income after provision
   for loan losses                                    3,184              2,981               9,611              9,323
                                                -----------        -----------         -----------        -----------

Non-interest income:
Loan servicing fees                                      76                 40                 162                213
Deposit account fees                                    157                123                 430                372
Gains on sales of mortgage loans                         52                 22                  90                 37
Other  income                                            69                 61                 251                208
                                                -----------        -----------         -----------        -----------
  Total non-interest income                             354                246                 933                830
                                                -----------        -----------         -----------        -----------

Non-interest expense:
Salaries and employee benefits                        1,340              1,288               3,941              3,791
Occupancy and equipment expenses                        232                187                 655                577
Professional expenses                                   199                 97                 509                366
Data processing expenses                                179                143                 515                440
Other expenses                                          362                370               1,203              1,088
                                                -----------        -----------         -----------        -----------
  Total non-interest expenses                         2,312              2,085               6,823              6,262
                                                -----------        -----------         -----------        -----------
  Income before income taxes                          1,226              1,142               3,721              3,891
Income tax expense (benefit)                            472               (185)              1,386                768
                                                -----------        -----------         -----------        -----------

Net income                                      $       754        $     1,327         $     2,335        $     3,123
=====================================================================================================================

Average shares outstanding                        4,376,052          4,363,800           4,372,390          4,359,201
Average diluted shares outstanding                4,553,049          4,440,759           4,534,072          4,424,998
=====================================================================================================================

Basic earnings per share                        $      0.17        $      0.30         $      0.53        $      0.72
Diluted earnings per share                      $      0.17        $      0.30         $      0.52        $      0.70
=====================================================================================================================


The accompanying notes are an integral part of these unaudited financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                            Accumulated
                                                            Additional                          Other           Total
                                              Common         Paid-In       (Accumulated    Comprehensive     Stockholders'
                                              Stock          Capital         Deficit)      Income (Loss)        Equity
                                              -----          -------         --------      -------------        ------
                                                                          (In Thousands)
Balance at December 31, 1999                 $    436        $ 57,668        $ (9,145)        $   (551)        $ 48,408
Net income                                         --              --           3,123               --            3,123
Other comprehensive income
 unrealized gain on securities
 available for sale (tax effect $129)              --              --              --              253              253
                                             --------        --------        --------         --------         --------
     Total comprehensive income                                                                                   3,376
Exercise of stock options                                          41              --               --               41
Dividends declared and
 paid ($0.19 per share)                            --              --            (828)              --             (828)
                                             --------        --------        --------         --------         --------

Balance at September 30, 2000                $    436        $ 57,709        $ (6,850)        $   (298)        $ 50,997
                                             ========        ========        ========         ========         ========


Balance at December 31, 2000                 $    436        $ 57,711        $ (5,956)        $    122         $ 52,313
Net income                                         --              --           2,335               --            2,335
Other comprehensive income
 unrealized gain on securities
 available for sale (tax effect $63)               --              --              --              127              127
                                             --------        --------        --------         --------         --------
     Total comprehensive income                                                                                   2,462
Exercise of stock options                           2             102              --               --              104
Dividends declared and
 paid ($0.30 per share)                            --              --          (1,312)              --           (1,312)
                                             --------        --------        --------         --------         --------

Balance at September 30, 2001                $    438        $ 57,813        $ (4,933)        $    249         $ 53,567
                                             ========        ========        ========         ========         ========


The accompanying notes are an integral part of these unaudited financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine months
                                                                           ended
                                                                       September 30,
                                                                ---------------------------
                                                                  2001              2000
                                                                  ----              ----
                                                                      (In Thousands)
Cash flows from operating activities:
Net income                                                      $   2,335         $   3,123
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                             175               125
Gains on sales of mortgage loans                                      (90)              (37)
Gains on investment securities held to maturity                       (13)               --
Gains on investments securities available for sale                     (1)               --
Net gains on sales of other real estate owned                          --               (39)
Depreciation and amortization of premises and
 equipment, investments and other assets                              319               574
Loans originated for sale                                          (8,157)           (2,039)
Proceeds from sales of mortgage loans                               6,715             1,768
Decrease (increase) on accrued interest receivable                    481              (427)
Decrease in deferred income tax asset                               1,238             1,557
Decrease in other assets                                               74                43
Increase (decrease) in advance payments by borrowers                  148                (6)
(Decrease) in other liabilities                                       (35)             (962)
                                                                ---------         ---------
Net cash provided by operating activities                           3,189             3,680
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from maturities of investment securities
 held to maturity                                                 437,625             5,611
Purchases of investment securities held to maturity              (477,492)          (16,430)
Purchases of mortgage-backed securities held to maturity           (4,335)               --
Proceeds from sale of investment securities
 available for sale                                                 6,119             1,319
Principal payments of securities held to maturity                  17,066             7,023
Principal payments of securities available for sale                 6,388             1,883
Purchase of other equity securities                                   (46)               --
Increase in loans, net                                            (19,422)          (11,687)
Proceeds/payments from sales of OREO                                    8               524
Purchase of Bank premises and equipment                              (234)             (338)
                                                                ---------         ---------
Net cash (used in) investing activities                           (34,323)          (12,095)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net increase in deposits                                            4,509            15,214
Additions to Federal Home Loan Bank advances                       41,120           604,950
Payments on Federal Home Loan Bank advances                       (26,988)         (601,159)
Net increase in agreements to repurchase securities                 4,474            22,337
Increase (decrease) in other borrowed funds                            24           (31,034)
Dividends paid                                                     (1,312)             (828)
Proceeds from exercise of stock options                               104                41
                                                                ---------         ---------
Net cash provided by financing activities                          21,931             9,521
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (9,203)            1,106
Cash and cash equivalents beginning of period                      22,513             7,597
                                                                ---------         ---------
Cash and cash equivalents end of period                         $  13,310         $   8,703
===========================================================================================
Cash paid during the year for:
  Interest on deposits                                          $   7,976         $   7,113
  Interest on borrowed funds                                        4,152             4,605
  Income taxes                                                        153               149
Supplemental schedule of non-cash activities:
Net change in valuation of investment
 securities available for sale                                        190               382
===========================================================================================


The accompanying notes are an integral part of these unaudited financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.    Basis of Presentation

      The unaudited consolidated financial statements of the LSB Corporation (the "Company") and subsidiaries presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2000. In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2. The following table reflects the loan portfolio at September 30, 2001 and December 31, 2000:

                                                  9/30/01             12/31/00
                                                  -------             --------
                                                         (In thousands)
Residential mortgage loans                       $  85,617            $  77,926
Loans held for sale                                  1,532                   --
Home equity loans                                   15,378               15,997
Construction loans                                  21,006               17,148
Commercial real estate loans                        98,718               87,129
Commercial loans                                    19,636               22,602
Consumer loans                                       1,162                1,243
                                                 ---------            ---------
   Total loans                                     243,049              222,045
Allowance for loan losses                           (3,910)              (3,685)
                                                 ---------            ---------
   Total loans, net                              $ 239,139            $ 218,360
                                                 =========            =========

3. The following table reflects the components of interest bearing deposits at September 30, 2001 and December 31, 2000:

                                                      9/30/01           12/31/00
                                                      -------           --------
                                                            (In thousands)
NOW and Super NOW accounts                            $ 32,500          $ 29,731
Savings deposit accounts                                42,312            38,813
Money market investment accounts                        54,873            51,344
Certificates of deposit                                105,004           112,239
Retirement accounts                                     27,729            27,198
                                                      --------          --------
   Total interest bearing deposits                    $262,418          $259,325
                                                      ========          ========

4. The following table lists the components of loan interest income for the three month and nine month periods ended September 30, 2001 and 2000:

                                       Three months ended             Nine months ended
                                     ----------------------        ----------------------
                                     9/30/01        9/30/00        9/30/01        9/30/00
                                     -------        -------        -------        -------
                                                        (In Thousands)
Residential mortgage loans           $ 1,529        $ 1,435        $ 4,451        $ 4,283
Loans held for sale                       23              4             37              8
Home equity loans                        281            310            866            820
Construction loans                       407            303          1,190            881
Commercial real estate loans           2,041          1,831          5,945          5,411
Commercial loans                         346            416          1,162            950
Consumer loans                            26             29             82             82
                                     -------        -------        -------        -------
   Total loan interest income        $ 4,653        $ 4,328        $13,733        $12,435
                                     =======        =======        =======        =======

5. The following table lists the components of deposit interest expense for the three and nine month periods ended September 30, 2001 and 2000:

                                           Three months ended             Nine months ended
                                         ----------------------        ----------------------
                                         9/30/01        9/30/00        9/30/01        9/30/00
                                         -------        -------        -------        -------
                                                            (In Thousands)
NOW and Super NOW accounts               $    39        $    35        $   118        $   101
Savings deposit accounts                     208            194            598            581
Money market investment accounts             406            495          1,347          1,363
Certificates of deposit                    1,472          1,451          4,773          4,002
Retirement accounts                          374            369          1,145          1,071
                                         -------        -------        -------        -------
   Total deposit interest expense        $ 2,499        $ 2,544        $ 7,981        $ 7,118
                                         =======        =======        =======        =======


6. The following table summarizes changes in the allowance for loan losses for the three and nine month periods ended September 30, 2001 and 2000.

                                                    Three months ended             Nine months ended
                                                  ----------------------         ----------------------
                                                  9/30/01        9/30/00         9/30/01        9/30/00
                                                  -------        -------         -------        -------
                                                                      (In Thousands)
Beginning balance                                 $ 3,783        $ 3,408         $ 3,685        $ 3,381

Provision charged to operations                       125            125             175            125

Recoveries on loans previously charged-off              2              9              50             36

Loans charged-off                                      --            (27)             --            (27)
                                                  -------        -------         -------        -------

Ending balance                                    $ 3,910        $ 3,515         $ 3,910        $ 3,515
                                                  =======        =======         =======        =======

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company. Also, when words such as "believes," "expects," "anticipates" or similar expressions are used, forward-looking statements are being made. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future financial results of the Company and could cause the results to differ materially from those expressed in or incorporated by reference in this document. Those factors include fluctuations in interest rate, inflation, government regulations and economic conditions and competition in the geographic and business areas in which the Company conducts its operations.

Risk Assets

Risk assets consist of non-performing loans and other real estate owned. Non-performing loans consist of both a) loans 90 days or more past due, and b) loans placed on non-accrual because full collection of the principal balance is in doubt. Other real estate owned (OREO) is comprised of foreclosed properties where the Company has formally received title or has possession of the collateral. Properties are carried at the lower of the investment in the related loan or the estimated fair value of the property or collateral less selling costs. Fair value of such property or collateral is determined based on independent appraisals and other relevant factors. Management periodically reviews property values and makes adjustments as required. Gains from sales of properties, net operating expenses and any subsequent provisions to increase the allowance for losses on real estate acquired by foreclosure are charged to other real estate owned expenses. Losses are charged to the allowance.

Total risk assets were $1.4 million at September 30, 2001. This represents an increase of $1.32 million from December 31, 2000 and September 30, 2000. These changes were primarily attributable to an increase in non-performing loans to $1.3 million at September 30, 2001 from $10 thousand at December 31, 2000 and September 30, 2000.

The following table summarizes the Company's risk assets for the period ended September 30, 2001, December 31, 2000 and September 30, 2000.

                                                9/30/01        12/31/00         9/30/00
                                                -------        --------         -------
                                                             (In thousands)
Non-performing loans                            $ 1,336         $    10         $    10
Other real estate owned                              24              32              34
                                                -------         -------         -------
Total risk assets                               $ 1,360         $    42         $    44
                                                =======         =======         =======
Risk assets as a percent of total assets           0.31%           0.01%           0.01%
                                                =======         =======         =======

Liquidity and Capital Resources

The Company's primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank (the "Bank"). The Bank paid dividends to the Company in the amount of $2.4 million during 2001. The Company made payments of dividends to stockholders in the amount of $0.4 million in the third quarter 2001. Prior to the reorganization of the Bank into a holding company structure the Bank paid dividends to stockholders of the Bank in the amount of $0.9 million.

The Bank's primary sources of funds include collections of principal payments and prepayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (FHLB) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank also has a $5.0 million unsecured Federal Funds line of credit.

At September 30, 2001, the Company's stockholders' equity was $53.6 million as compared to $52.3 million at December 31, 2000. The increase during the first nine months of 2001 occurred due to net income of $2.3 million, a $0.1 million increase in market values on securities available for sale, net of taxes, proceeds from the exercise of stock options of $0.1 million and was reduced by the declaration to pay dividends of $1.3 million. The Company's leverage ratio at September 30, 2001 and December 31, 2000 was 11.52% and 11.71%. The Company exceeds all regulatory minimum capital ratio requirements as defined by the FDIC.

Three Months Ended September 30, 2001 and 2000

Overview

The Company has maintained risk assets below 1% for the past several years. The Company maintains its commitment to servicing the needs of the local community in the Merrimack Valley area. The loan portfolio growth is up by approximately $9.6 million as of September 30, 2001 from June 30, 2001. Deposits are down by $6.2 million as of September 30, 2001 from June 30, 2001.

The Company reported net income of $0.8 million and $1.3 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in net income is attributed to a favorable outcome of an income tax matter which led to a lower year-to-date effective income tax rate in the third quarter 2000, which did not reoccur during the third quarter 2001. Net income also decreased due to higher non-interest expenses during the third quarter 2001 as compared to the same quarter in 2000. Offsetting these two items were positive impacts to earnings. Net interest income increased by $203 thousand and non-interest income increased by $108 thousand in the third quarter 2001 compared to the third quarter 2000.

Net Interest Income From Operations

Net interest income for the three months ended September 30, 2001 and 2000 was $3.3 million and $3.1 million, respectively. The net interest rate spread increased to 2.61% for the quarter ended September 30, 2001 from 2.55% for the same quarter of 2000. This increase occurred because the average balances on interest earning assets increased $19.7 million in the third quarter 2001 compared to 2000.

The following table presents the components of net interest income and net interest spread:

                                                      Income/Expense                   Yield/Rate
                                                 -----------------------         -----------------------
                                                                      Quarter Ended
                                                 -------------------------------------------------------
                                                 9/30/01         9/30/00         9/30/01         9/30/00
                                                 -------         -------         -------         -------
                                                                      (In Thousands)
Interest income and average yield:
  Loans                                          $ 4,653         $ 4,328            7.77%           8.43%
  Investments, mortgage-backed securities
    and other earning assets                       2,584           3,002            5.80            6.27
                                                 -------         -------
     Total                                         7,237           7,330            6.93            7.39
                                                 -------         -------         -------         -------
Interest expense and average rate paid:
  Deposits                                         2,499           2,544            3.77            4.12
  Federal Home Loan Bank advances                  1,309           1,029            5.80            6.38
  Short term and other borrowed funds                120             651            5.80            6.87
                                                 -------         -------
     Total                                         3,928           4,224            4.32            4.84
                                                 -------         -------         -------         -------
Net interest income                              $ 3,309         $ 3,106
                                                 =======         =======
Net interest rate spread                                                            2.61%           2.55%
                                                                                 =======         =======


Interest Income

Interest income for the third quarter of 2001 was $7.2 million as compared to $7.3 million for the same quarter of 2000. The decrease of $0.1 million in interest income is due to $0.5 million from lower yields earned on loans and investment securities. The decrease in interest income due to lower yields was offset slightly by higher average balances, which increased interest income by $0.4 million.

Yields on loans were 7.77% and 8.43% for the quarters ended September 30, 2001 and 2000, respectively. The impact to interest income due to lower yields was $0.3 million. Higher average loan balances of $237.5 million versus $204.1 million for the quarters ended September 30, 2001 and 2000, respectively, increased interest income by $0.6 million.

Yields on investment securities were 5.80% and 6.27% for the quarters ended September 30, 2001 and 2000, respectively, decreased interest income by $0.2 million. Lower average investment securities balances of $176.8 million versus $190.5 million for the same periods decreased interest income by $0.2 million.

Interest Expense

Interest expense for the third quarter 2001 was $3.9 million. This is a decrease of $0.3 million from the same quarter of 2000. This decrease is primarily due to lower rates paid on interest bearing liabilities, which impacted interest expense by $0.4 million. Higher average balances resulted in a $0.1 million increase.

Yields on deposits were 3.77% and 4.12% for the quarters ended September 30, 2001 and 2000, respectively. This decrease resulted in interest expense decreasing by $0.2 million. Average balances on deposits were $263.1 million versus $245.5 million for the same periods, which resulted in a $0.2 million increase in interest expense.

Yields on FHLB advances were 5.80% and 6.38% for the third quarters of 2001 and 2000, respectively. The decrease in rates paid on FHLB advances resulted in interest expense decreasing by $0.1 million. The average balances of FHLB advances increased from quarter to quarter for the same periods to $89.5 million in the third quarter 2001 from $64.2 million for 2000, which resulted in a increase of interest expense by $0.4 million.

Yields on short term and other borrowed funds were 5.80% and 6.87% for the third quarters of 2001 and 2000, respectively. The decrease in rates paid on these interest bearing liabilities resulted in interest expense decreasing by $0.1 million. The average balance decreased to $8.2 million in 2001 from $37.7 million in 2000, which decreased interest expense by $0.5 million.

Provision and Allowance for Loan Losses

The provision for loan losses was a charge of $125 thousand for the quarters ended September 30, 2001 and 2000. The following table shows the allowance for loan losses as a percent of total loans:

                                           9/30/01        12/31/00         9/30/00
                                           -------        --------         -------
                                                       (In thousands)
Non-performing loans                       $ 1,336         $    10         $    10
Allowance for loan losses                  $ 3,910         $ 3,685         $ 3,515
Allowance for loan losses as a
  percent of total loans                      1.61%           1.66%           1.67%


The allowance for the loan losses balance reflects management's assessment of losses and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company's regular review of individual loans, and economic conditions are primary factors in establishing allowance levels. Management believes the allowance level is adequate to absorb estimated credit losses associated with the loan and lease portfolio, including all binding commitments to lend and off-balance sheet credit instruments. The allowance for loan losses reflects information available to management at the end of each period.

The increase in the allowance since September 30, 2001, occurred because the Bank had provision for loan losses of $125 thousand and net recoveries of $2 thousand during the third quarter of 2001.

Non-interest Income

Non-interest income was $0.4 million and $0.2 million for the quarters ended September 30, 2001 and 2000, respectively. The increase in non-interest income is due to increase in loan fees by $36 thousand, increase in deposit account fees by $34 thousand, gain on sales of mortgage loans by $30 thousand and other items increasing overall by $8 thousand in the third quarter 2001 as compared to the same quarter in 2000.

Non-interest Expense

Non-interest expense was $2.3 million and $2.1 million for the quarters ended September 30, 2001 and 2000, respectively. Salaries and employee benefits increased by $52 thousand in the third quarter 2001 due to normal raises compared to the third quarter in 2000. Professional expense increase to $199 thousand in the third quarter 2001 compared to $97 thousand in the same period in 2000. The increase was due to addition legal expenses associated with collection efforts on non-performing loans and prior borrowers. Data processing expenses increased to $179 thousand in the third quarter 2001 compared to $143 thousand in the same quarter in 2000.

Income Taxes

The Company reported an income tax expense of $472 thousand for the quarter ended September 30, 2001 or effective income tax rate of 38.5%. This compares to an income tax benefit of $185 thousand for the quarter ended September 30, 2000 or effective income tax benefit of 16.2%. The income tax benefit recognized during the third quarter 2000 was due to a favorable outcome of an income tax matter that led to a lower year-to-date effective income tax rate for the Company.

Nine Months Ended September 30, 2001 and 2000

Overview

The Company reported net income of $2.3 million and $3.1 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net income can be attributed to higher expenses associated with income taxes and non-interest expenses. Offsetting these unfavorable items to earnings were increases in net interest income and non-interest income.

Total assets increased to $437.6 million as of September 30, 2001 from $413.1 million at December 31, 2000. This increase was due to loan growth of $21.0 million during the nine months of 2001 funded by deposit growth and borrowed funds.

Net Interest Income From Operations

Net interest income for the nine months ended September 30, 2001 and 2000 was $9.8 million and $9.4 million, respectively. This increase occurred because yields on interest earning assets increased less than the rates paid on interest bearing liabilities.

                                              Income/Expense          Yield/Rate
                                            ------------------     ----------------
                                                       Nine Months Ended
                                            ---------------------------------------
                                            9/30/01   9/30/00     9/30/01   9/30/00
                                            -------   -------     -------   -------
                                                        (In Thousands)
Interest income and average yield:
  Loans                                     $13,733   $ 12,435     8.08%     8.35%
  Investments, mortgage-backed securities
    and other earning assets                  8,184      9,016     6.07      6.24
                                            -------   --------
      Total                                  21,917     21,451     7.19      7.31
                                            -------   --------     ----      ----
Interest expense and average rate paid:
  Deposits                                    7,981      7,118     4.02      3.95
  Federal Home Loan Bank advances             3,845      3,151     6.06      6.08
  Short term and other borrowed funds           305      1,734     7.20      6.49
                                            -------   --------
      Total                                  12,131     12,003     4.56      4.64
                                            -------   --------     ----      ----
Net interest income                         $ 9,786   $  9,448
                                            =======   ========
Net interest rate spread                                           2.63%     2.67%
                                                                   ====      ====


Interest Income

Interest income for the nine months of 2001 and 2000 was $21.9 million and $21.5 million, respectively. The increase of $0.4 million is primarily due to higher average earnings, assets and a change in the asset mix due to loan growth. Higher average balances increased interest income by $1.1 million. Lower yields on loans and investment securities resulted in interest income decreasing by $0.7 million.

Higher average loan balances of $227.3 million versus $198.9 million for the nine months ended September 30, 2001 and 2000, respectively, resulted in a $1.7 million increase of interest income. Lower average investment securities balances of $180.2 million versus $193.0 million for the same periods resulted in an decrease of $0.6 million of interest income.

Yields on loans were 8.08% and 8.35% for the nine months ended September 30, 2001 and 2000. Lower yields on loans resulted in a $0.4 million decrease of interest income. Yields on investments and other earning assets were 6.07% and 6.24% for the nine months ended September 30, 2001 and 2000, respectively. The lower yield earned on investments and other earning assets resulted in $0.3 million decrease to interest income.

INTEREST EXPENSE

Interest expense for the nine months of 2001 was $12.1 million. This is an increase of $0.1 million from the same period of 2000. Rates were lower on the total of interest bearing liabilities during the first nine months of 2001 as compared to the same period of 2000. However, higher rates on deposits and shortterm and other borrowed funds resulted in a $0.3 million increase in interest expense. Lower average interest paying liability balances for shortterm and other borrowed funds offset the increases of deposits and FHLB advances, which resulted in a net decrease of $0.2 million in interest expense.

Higher costs of deposits and shortterm and other borrowed funds resulted in a $0.3 million increase of interest expense. The average rate paid on deposits was 4.02.% and 3.95% for the nine months ended September 30, 2001 and 2000, respectively. The average rate paid on Federal Home Loan Bank advances was 6.06% and 6.08% while the average rate paid on short term and other borrowed funds was 7.20% and 6.49% for the same periods in 2001 and 2000.

Higher average deposit balances of $265.3 million versus $240.7 million for the nine months ended September 30, 2001 and 2000, respectively, resulted in an increase of $0.7 million to interest expense. Lower average borrowed funds of $90.5 million versus $104.9 million for the same periods resulted in a $0.9 million decrease of interest expense.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was a charge of $175 thousand and $125 thousand for the nine months ended September 30, 2001 and 2000, respectively. The allowance increased by $225 thousand from December 31, 2000 to September 30, 2001. This was because there was a loan loss provision of $175 thousand and net recoveries of $50 thousand. No charge-offs were made during the nine month period based upon management's analysis of the borrowers' financial situation and estimated collateral values.

The allowance for loan losses at September 30, 2001 was 1.61% of total loans. The same ratio at December 31, 2000 was 1.66%. The allowance for loan losses reflected information available to management at the end of each respective quarter.

NON-INTEREST INCOME

Non-interest income was $0.9 million and $0.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in non-interest income is due to deposit account fees increasing to $430 thousand for the nine months ended September 30, 2001 compared to $372 in the same period in 2000. Net gains on sales of mortgage loans of $90 thousand recognized in the nine months of 2001 compared to net gains on sales of mortgage loans of $37 thousand in 2000. Other income has increased to $251 thousand in 2001 from $208 thousand in 2000.

NON-INTEREST EXPENSE

Non-interest expense was $6.8 million and $6.3 million for the nine months ended September 30, 2001 and 2000, respectively. These increases are mainly attributed to expenses of $197 thousand associated with the reorganization into a holding company structure. Salaries and employee benefits increased by $150 thousand to $3.9 million for the nine months ended September 30, 2001 as compared to $3.8 million in the same period in 2000. Data processing expenses increased by $75 thousand to $515 thousand in 2001 from $440 thousand in 2000. Occupancy and equipment expenses increased to $655 thousand in 2001 compared to $577 thousand for the nine months ended September 30, 2001 and 2000, respectively.

Income Taxes

The Company reported an income tax expense of $1.4 million for the nine months ended September 30, 2001 compared to income tax expense of $0.8 million for the nine months ended September 30, 2000. The increase was due to an income tax benefit recognized during the third quarter of 2000, which was due to a favorable outcome of an income tax matter that led to a lower year-to-date effective income tax rate for the Bank. Accordingly, the Company reported an effective income tax rate of 37.2% and 19.7% for the nine months ended September 30, 2001 and 2000, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The response is incorporated herein by reference from the discussion under the subcaption "Interest Rate Sensitivity" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 13 and 14 of the 2000 Annual Report which is incorporated herein by reference.

                           Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

      The response is incorporated herein by reference from the discussion under the caption "CONTINGENCIES" on page 34 of the 2000 Annual Report which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      None.

                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     LAWRENCE SAVINGS BANK AND SUBSIDIARIES




November 14, 2001                       /s/ Paul A. Miller
                                        --------------------------------------
                                        Paul A. Miller
                                        President and
                                        Chief Executive Office




November 14, 2001                       /s/ John E. Sharland
                                        --------------------------------------
                                        John E. Sharland
                                        Senior Vice President
                                        Chief Financial Officer