Form 10-K
period 2001-12-31
LSB CORP
filed 2002-03-29
CIK 1143848

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        Commission File Number 000-32955

                                 LSB CORPORATION
             (Exact name of registrant as specified in its charter)

                              Massachusetts                                                           04-3557612
-----------------------------------------------------------------------         ----------------------------------------------------
    (State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification Number)

              30 Massachusetts Avenue, North Andover, MA                                                01845
-----------------------------------------------------------------------         ----------------------------------------------------
               (Address of principal executive offices)                                               (Zip Code)

                                 (978) 725-7500
              (Registrant's telephone number, including area code)

                            -------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

                        Preferred Stock Purchased Rights
                        --------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

  State the aggregate market value of the voting stock held by non-affiliates*
              of the registrant based on the closing sale price of
                     $12.75 per share as of March 21, 2002

                            Approximately $54,565,461

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                          Outstanding as of March 21, 2002
-----                                          --------------------------------
Common Stock, par value $.10 per share                  4,382,243 shares

Documents Incorporated by Reference. Portions of the LSB Corporation (the "Company") Annual Report to Stockholders for the fiscal year ended December 31, 2001 (the "Annual Report"), attached hereto as Exhibit (13) and the Company's Proxy Statement for the 2002 Annual Meeting (the "Proxy Statement"), attached hereto as Exhibit (20), are incorporated by reference into Parts I, II, and III of this Form 10-K. An index to the exhibits attached to this Form 10-K can be found on page 9 of this Form 10-K.

* For purposes of this calculation only, the common stock of LSB Corporation held by directors and executive officers of LSB Corporation has been treated as owned by affiliates.

                                     PART I

Item 1.  Business

The response is incorporated herein by reference from the discussion respectively under the captions entitled "FINANCIAL HIGHLIGHTS" on page 4, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 5 through 15 and Financial Statements and Notes to Consolidated Financial Statements on pages 18 through 36 of the Annual Report.

The following table is to supplement for information not contained in the Annual Report.

Short term borrowings include securities sold under agreements to repurchase, Federal Home Loan Bank (FHLB) advances and Federal Reserve Bank (FRB) borrowings for which the original maturity is less than 3 months. At December 31, 2001 repurchase agreements were to corporate customers only. Short-term borrowings are summarized as follows:

                                                 2001                     2000                     1999
                                     ------------------------  -----------------------   -----------------------
                                     Repurchase    FHLB/FRB    Repurchase    FHLB/FRB    Repurchase     FHLB
                                     Agreements    Advances    Agreements    Advances    Agreements     Advances
----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

Outstanding at December 31           $    4,220     $      -   $       -     $      -    $        -     $32,500
Weighted average rate at
  December 31                             0.31%            -           -            -             -        5.00%
Average balance outstanding
  during the year                         2,468            21      24,539       24,364       19,899      22,152
Weighted average rate
  during the year                         2.35%         4.42%       6.29%        6.14%        5.13%        5.27%
Maximum outstanding at
  any month end                      $    5,836     $      -   $   42,544    $  71,000   $   37,639      54,000
=================================================================================================================

Item 2 - Properties

        Rent expense for 2001 totaled $144,000. The following table sets forth the locations of the offices of the Lawrence Savings Bank (the "Bank"), the wholly owned bank subsidiary of the Company, as well as certain information relating to these offices as of December 31, 2001

                                                                              Lease
                                                                       --------------------
                             Year                                                   Current
                             Acquired               Square             Owned/       Term          Renewal
                             Or Leased              Feet               Leased       Expires       Options
----------------------------------------------------------------------------------------------------------------
CORPORATE OFFICES

North Andover                1992                   45,315             Owned        --            --
 30 Massachusetts Ave.
 No. Andover, MA   01845

BRANCH OFFICES

Essex Street                 1998                   3,432              Leased       2003          One (5) yr.
 300 Essex Street                                                                                 Renewal Option
 Lawrence, MA 01840

Jackson Street               1998                   2,369              Leased       2003          One (5) yr.
 20 Jackson Street                                                                                Renewal Option
 Methuen, MA   01844

West Methuen                 1979                   5,234               Owned       --            --
 148 Lowell Street
 Methuen, MA 01844

Andover                      1995                   2,449              Leased       2010          Two (5) yr.
 342 North Main Street                                                                            Options
 Andover, MA 01810

Item 3.  Legal Proceedings

             The Bank is involved in various legal proceedings incidental to its business. After review with legal counsel, management does not believe resolution of such litigation will have a material adverse effect on the financial condition and operating results of the Bank.

             In one litigation matter, the Bank was awarded a $4.2 million judgment in 1997. The Bank expects to collect this judgment, at least in substantial part, which would have a material favorable impact on the Bank's financial statements. Post judgment interest accrues from the date of this judgment and approximates $1.9 million at December 31, 2001. However, collectibility of post judgment interest in addition to the $4.2 million award has not yet been determined.

             In another litigation matter, the Bank was awarded $1.1 million by a jury verdict, during the fourth quarter 1999, in a legal case where the Bank sought to recover damages from loans previously charged off.

             In 2000, the court entered final judgment for approximately $1.8 million, which includes post judgment accrued interest. This award has been appealed by defendants and collectibility of this award is subject to this appeal and other contingencies.

             It is management's opinion that the timing and final amounts to be collected cannot be determined at this time. Accordingly, no recognition of these judgments has been recorded in the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

                                     PART II

Item 5. Market for the Registrant's Common Stock Equity and Related Stockholder Matters

             The response is incorporated herein by reference from the discussion under the caption "STOCKHOLDER INFORMATION" on page 37, the discussion under the subcaption "Capital Adequacy" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on page 15 of the Annual Report, and from the table titled "Financial Highlights" on page 4 of the Annual Report.

Item 6.  Selected Financial Data

             The response is incorporated herein by reference from the table titled "FINANCIAL HIGHLIGHTS" on page 4 of the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The response is incorporated herein by reference from the discussion under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 5 through 15 of the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

             The response is incorporated herein by reference from the discussion under the subcaption "Interest Rate Sensitivity" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 13 and 15 of the Annual Report.

Item 8.  Financial Statements and Supplementary Data

             The response is incorporated herein by reference from the LSB Corporation and Subsidiary Consolidated Financial Statements and Notes thereto on pages 18 through 36 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

             None.



                                    PART III



Item 10.  Directors and Executive Officers of the Registrant

             The response is incorporated herein by reference from the discussion under the caption "INFORMATION REGARDING DIRECTORS" on pages 5 through 6, the discussion under the caption "EXECUTIVE OFFICERS" on page 9 and the discussion under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 19 of the Proxy Statement.

Item 11.  Executive Compensation

             The response is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" on pages 10 through 15 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

             The response is incorporated herein by reference from the discussion under the caption entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 17 through 19 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

             The response is incorporated herein by reference from the discussion under the caption entitled "INDEBTEDNESS OF DIRECTORS AND MANAGEMENT AND CERTAIN TRANSACTIONS WITH MANAGEMENT AND OTHERS" on page 16 and 17 of the Proxy Statement.

                                     PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on Form F-3 or Form 8-K

(a) (1) Financial Statements: The following LSB Corporation and Subsidiary Consolidated Financial Statements are incorporated herein by reference from the Annual Report, listed below and attached as Exhibit (13).

                                                                Page number(s) in Annual
                                                                        Report
                                                                ------------------------
         Report of Management Responsibility                               16
         Independent Auditors' Report                                      17
         Consolidated Balance Sheets as of                                 18
           December 31, 2001 and 2000
         Consolidated Statements of Operations                             19
           for the years ended December 31,
           2001, 2000 and 1999
         Consolidated Statements of Changes                                20
           in Stockholders' Equity for the
           years ended December 31, 2001,
           2000 and 1999
         Consolidated Statements of Cash Flows                             21
           for the years ended December 31, 2001,
           2000 and 1999
         Notes to Consolidated Financial Statements                     22-36

(a)  (2) Financial Statement Schedules:

         None.

(b)      Reports on Form 8-K:

         There were no reports filed on Form 8-K during the last quarter of the period covered by this Form 10-K.

(c)      List of Exhibits:

         Exhibits to the Form 10-K have been included (unless otherwise noted) only with the copies of the Form 10-K filed with the SEC. Upon request to Investors Relations, LSB Corporation, 30 Massachusetts Avenue, North Andover, MA 01845, copies of the individual exhibits will be furnished upon payment of a reasonable reproduction fee.

         Exhibits:

              (2)            Plan of Reorganization *



              (3) (i)        Articles of incorporation *

              (3) (ii)       Corporate By-Laws, as amended *

              (3) (iii)      Certificate of vote of directors establishing a
                             series of a class of stock *

              (4.1) Specimen Certificate of shares of Common Stock of the Company *

              (4.2)          Rights Agreement dated as of December 12, 1996 *

              (10.1) Employment Agreement by and between the Bank and Paul A. Miller dated April 21, 1989 *

              (10.2) Amendment dated December 23 1992 to Employment Agreement dated April 21, 1989 *

              (10.3) Amendment dated May 25, 2000 to Employment Agreement dated April 21, 1989 *

              (10.4) Employment Agreement by and between the Bank and Robert P. Perrault dated May 9, 1986 *

              (10.5) Amendment dated December 23, 1992 to Employment Agreement dated May 9, 1986 *

              (10.6) Special Termination Agreement by and between the Bank and Robert P. Perrault dated May 9, 1986 *

              (10.7) Amendment dated May 25, 2000 to Special Termination Agreement dated May 9, 1986 *

              (10.8) Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1989 *

              (10.9) Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1996 *

              (10.10) Employment Agreement by and between the Bank and Jeffrey W. Leeds dated February 24, 2000 *

              (10.11) Employment Agreement by and between the Bank and Timothy L. Felter dated February 24, 2000 *

              (10.12) Employment Agreement by and between the Bank and John E. Sharland dated February 24, 2000 *

              (10.13) Employment Agreement by and between the Bank and Richard J. D'Ambrosio dated February 24, 2000 *

              (10.14)        Lawrence Savings Bank 1986 Stock Option Plan *

              (10.15)        Lawrence Savings Bank 1997 Stock Option Plan *

              (13)           2001 Annual Report to Shareholders of LSB
                             Corporation

              (20)           2002 Proxy Statement

              (21) Subsidiary of LSB Corporation and subsidiaries of Lawrence Savings Bank

              (23.1)         Consent of KPMG LLP
------------------


              * Incorporated herein by reference from LSB Corporation Form 8-K filed July 2, 2001.

     (d)      Financial Statements Schedules:

              None.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the LSB Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LSB Corporation

                                        By: /s/ Paul A. Miller
                                          ---------------------------------
                                          Paul A. Miller, President
                                          and Chief Executive Officer

DATE: March 28, 2002

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the LSB Corporation and in the capacities and on the dates indicated.

Signature                             Title                                           Date
---------                             -----                                           ----
/s/ Paul A. Miller                    President, Chief Executive Officer and          March 28, 2002
--------------------------------      Director
Paul A. Miller                        (Principal Executive Officer)


/s/ John E. Sharland                  Senior Vice President, Chief Financial Officer  March 28, 2002
--------------------------------      (Principal Financial and Principal Accounting
John E. Sharland                      Officer)


/s/ Thomas J. Burke                   Chairman of the Board                           March 28, 2002
--------------------------------      Director
Thomas J. Burke

/s/ Eugene A. Beliveau                Director                                        March 28, 2002
--------------------------------
Eugene A. Beliveau

/s/ Kathleen I. Boshar                Director                                        March 28, 2002
--------------------------------
Kathleen I. Boshar

/s/ Malcolm W. Brawn                  Director                                        March 28, 2002
--------------------------------
Malcolm W. Brawn

/s/ Byron R. Cleveland, Jr.           Director                                        March 28, 2002
--------------------------------
Byron R. Cleveland, Jr.

/s/ Neil H. Cullen                    Director                                        March 28, 2002
--------------------------------
Neil H. Cullen

/s/ Robert F. Hatem                   Director                                        March 28, 2002
--------------------------------
Robert F. Hatem

/s/ Richard Hart Harrington           Director                                        March 28, 2002
--------------------------------
Richard Hart Harrington

/s/ Marsha A. McDonough               Director                                        March 28, 2002
--------------------------------
Marsha A. McDonough

                     Index to Exhibits attached to Form 10-K


Item Description
----------------

(13)     2001 Annual Report to Shareholders of LSB Corporation

(20)     2002 Proxy Statement

(21)     Subsidiary of the LSB Corporation and Lawrence Savings Bank

(23.1)   Consent of KPMG LLP