Form 10-Q
period 2002-03-31
LSB CORP
filed 2002-05-14
CIK 1143848

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20529

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

            [ ] Transition Report Pursuant to Section 13 or (15(d) of
                       The Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                        Commission File Number 000-32955

                               ------------------

                                 LSB CORPORATION
             (Exact name of Registrant as specified in its Charter)

                               ------------------


        MASSACHUSETTS                                           04-3557612
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

30 MASSACHUSETTS AVENUE, NORTH ANDOVER, MA                        01845
 (Address of principal executive offices)                       (Zip Code)

                               ------------------

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

        Yes  X                                  No
            ---                                    ----

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                           Outstanding as of March 31, 2002
-----                                           --------------------------------

Common Stock, par value $.10 per share                4,382,243 shares

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        LSB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,       December 31,
                                                                  2002              2001
                                                               -----------     --------------
                                                               (Unaudited)       (Audited)
                                                                               (In Thousands)
                                     ASSETS
Assets:
  Cash and due from banks                                      $    8,611       $    7,457
  Federal funds sold                                                5,814            5,705
                                                               ----------       ----------
    Total cash and cash equivalents                                14,425           13,162

  Investment securities held to maturity (market value
    of $125,732 in 2002 and $137,886 in 2001)                     125,184          135,002
  Investment securities available for sale (amortized cost
    of $52,664 in 2002 and $38,480 in 2001                         53,077           38,766
  Federal Home Loan Bank stock, at cost                             5,950            5,950
  Loans, net of allowance for loan losses (Notes 2 and 6)         227,540          232,327
  Bank premises and equipment                                       3,101            3,167
  Accrued interest receivable                                       2,745            2,604
  Other real estate owned                                              19               22
  Deferred income tax asset                                         5,296            5,737
  Other assets                                                      1,687            1,530
                                                               -----------      ----------
    Total assets                                               $  439,024       $  438,267
                                                               ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Interest bearing deposits (Note 3)                           $  259,124       $  255,046
  Non-interest bearing deposits                                    12,631           13,404
  Federal Home Loan Bank advances                                  99,561          102,992
  Securities sold under agreements to repurchase                    5,032            4,220
  Other borrowed funds                                              3,871            3,887
  Advance payments by borrowers for taxes and insurance               609              573
  Other liabilities                                                 3,687            4,053
                                                               ----------       ----------
    Total liabilities                                             384,515          384,175
                                                               ----------       ----------

Stockholders' equity:
  Preferred stock, $.10 par value per share;
    5,000,000 shares authorized, none issued                           --               --
  Common stock, $.10 par value per share;
    20,000,000 shares authorized;
    4,382,243 and 4,379,550 shares issued and outstanding
    at March 31, 2002 and December 31, 2001, respectively             438              438
  Additional paid-in capital                                       57,813           57,813
  Accumulated deficit                                              (4,014)          (4,348)
  Accumulated other comprehensive income                              272              189
                                                               -----------      ----------
    Total stockholders' equity                                     54,509           54,092
                                                               -----------      ----------
    Total liabilities and stockholders' equity                 $  439,024       $  438,267
                                                               ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three months ended March 31,
                                                         ------------------------------
                                                           2002                  2001
                                                         --------             ---------
                                                        (In Thousands, except share data)
Interest and dividend income:
Loans (Note 4)                                           $  4,256             $  4,528
Investment securities held to maturity                      1,654                2,042
Investment securities available for sale                      415                  439
Federal Home Loan Bank stock                                   55                  106
Other interest and dividend income                             41                  283
                                                         --------             --------
  Total interest and dividend income                        6,421                7,398
                                                         --------             --------

Interest expense:
Deposits (Note 5)                                           1,594                2,766
Borrowed funds                                              1,412                1,341
Securities sold under agreements to repurchase                 15                    -
Other borrowed funds                                           82                   89
                                                         --------             --------
  Total interest expense                                    3,103                4,196
                                                         --------             --------
  Net interest income                                       3,318                3,202
Provision for loan losses                                       -                    -
                                                         --------             --------
  Net interest income after provision for loan losses       3,318                3,202
                                                         --------             --------

Non-interest income:
Loan servicing fees                                            76                   58
Deposit account fees                                          156                  132
Gains on sales of mortgage loans                              111                    4
Other income                                                   86                   87
                                                         --------             --------
  Total non-interest income                                   429                  281
                                                         --------             --------

Non-interest expense:
Salaries and employee benefits                              1,537                1,295
Occupancy and equipment expenses                              199                  214
Professional expenses                                         147                  167
Data processing expenses                                      163                  158
Other expenses                                                413                  374
                                                         --------             --------
  Total non-interest expenses                               2,459                2,208
                                                         --------             --------
  Income before income tax expense                          1,288                1,275
Income tax expense                                            472                  484
                                                         --------             --------

Net income                                               $    816             $    791
======================================================================================

Average shares outstanding                              4,381,974            4,369,546
Average diluted shares outstanding                      4,550,976            4,516,683
======================================================================================

Basic earnings per share                                 $   0.19             $   0.18
Diluted earnings per share                               $   0.18             $   0.18
=======================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                               Accumulated
                                                     Additional                    Other          Total
                                           Common     Paid-In    (Accumulated  Comprehensive   Stockholders'
                                           Stock      Capital      Deficit)        Income         Equity
                                           ------    ----------  ------------  -------------   -------------
                                                                (In Thousands)

Balance at December 31, 2000                $436      $57,711      $(5,956)          $122          $52,313
Net income                                    --           --          791             --              791
Other comprehensive income:
   Unrealized gain on securities
   available for sale (tax effect $94)        --           --           --            187              187
                                                                                                   -------
     Total comprehensive income                                                                        978
Exercise of stock options                      1           29           --             --               30
Dividends declared and paid
    ($0.10 per share)                         --           --         (437)            --             (437)
                                            ----      -------      -------           ----          -------

Balance at March 31, 2001                   $437      $57,740      $(5,602)          $309          $52,884
                                            ====      =======      =======           ====          =======


Balance at December 31, 2001                $438      $57,813      $(4,348)          $189          $54,092
Net income                                    --           --          816             --              816
Other comprehensive income:
   Unrealized gain on securities
   available for sale (tax effect $44)        --           --           --             83               83
                                                                                                   -------
     Total comprehensive income                                                                        899
Dividends declared and paid
    ($0.11 per share)                         --           --         (482)            --             (482)
                                            ----      -------      -------           ----          -------

Balance at March 31, 2002                   $438      $57,813      $(4,014)          $272          $54,509
                                            ====      =======      =======           ====          =======

The accompanying notes are an integral part of these consolidated financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three months
                                                                     ended
                                                                   March 31,
                                                            ------------------------
                                                             2002             2001
                                                           ---------       ---------
                                                                (In Thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                 $     816       $     791
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gains on sales of mortgage loans                                (111)             (4)
Depreciation and amortization of premises and
  equipment, investments and other assets                        255              25
Loans originated for sale                                     (5,911)         (1,006)
Proceeds from sales of mortgage loans and
  mortgage-backed securities                                   8,706             411
(Increase) decrease in accrued interest receivable              (141)            266
Decrease in deferred income tax asset                            397             433
(Increase) decrease in other assets                             (157)             96
Increase in advance payments by borrowers                         36             107
(Decrease) increase in other liabilities                        (366)            156
                                                           ---------       ---------

Net cash provided by operating activities                      3,524           1,275
------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities
  held to maturity                                           158,745          84,872
Proceeds from sales of investment securities
  available for sale                                              --           6,118
Purchases of investment securities held to maturity         (155,531)       (113,777)
Purchases of investment securities available for sale        (18,092)             --
Principal payments of securities held to maturity              6,593           3,497
Principal payments of securities available for sale            3,780             933
Decrease in loans, net                                         2,103           2,319
Proceeds from payments on OREO                                     3               3
Purchases of Bank premises and equipment                         (50)           (139)
                                                           ---------       ---------

Net cash used in investing activities                         (2,449)        (16,174)
------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                       3,305          10,443
Additions to Federal Home Loan Bank advances                      --          10,000
Payments on Federal Home Loan Bank advances                   (3,431)           (385)
Increase in securities sold under agreement
  to repurchase                                                  812              --
Decrease in other borrowed funds                                 (16)           (174)
Dividends paid                                                  (482)           (437)
Proceeds from exercise of stock options                           --              30
                                                           ---------       ---------

Net cash provided by financing activities                        188          19,477
------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                      1,263           4,578
Cash and cash equivalents, beginning of period                13,162          22,513
                                                           ---------       ---------

Cash and equivalents, end of period                        $  14,425       $  27,091
====================================================================================
Cash paid during the year for:
  Interest on deposits                                     $   1,594       $   2,767
  Interest on borrowed funds                                   1,525           1,390
Supplemental Schedule of non-cash activities:
Net change in valuation of investment securities
  available for sale                                             127             281
====================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                        LSB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     LSB Corporation (the "Corporation" or the "Company"), a Massachusetts corporation, was organized by Lawrence Savings Bank (the "Bank") on July 1, 2001, to be a bank holding company and to convert all of the then outstanding common stock of the Bank (and accompanying preferred stock purchase rights) into shares of the Corporation's common stock (and accompanying preferred stock purchase rights). The Company has no significant assets other than the common stock of the Bank. For that reason, substantially all of the discussion in this Quarterly Report on Form 10-Q relates to the operations of the Bank and its subsidiaries.

     The consolidated financial statements include the accounts of the Company and its wholly-owned Bank subsidiary and the Bank's wholly-owned subsidiaries Shawsheen Security Corporation, Shawsheen Security Corporation II, Sprucewood Realty Trust and Pemberton Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim consolidated financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and provision for income taxes.

     The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments), that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company.

2. The following table reflects the loan portfolio at March 31, 2002 and December 31, 2001:

                                   3/31/02        12/31/01
                                  ---------       ---------
                                                  (Audited)
                                        (In Thousands)

Residential mortgage loans        $  77,715       $  78,605
Loans held for sale                   1,472           4,156
Equity loans                         12,876          13,393
Construction loans                   21,002          20,593
Commercial real estate loans         98,254         100,110
Commercial loans                     19,359          18,549
Consumer loans                          933             991
                                  ---------       ---------
   Total loans                      231,611         236,397
Allowance for loan losses            (4,071)         (4,070)
                                  ---------       ---------
   Total loans, net               $ 227,540       $ 232,327
                                  =========       =========

3. The following table reflects the components of interest bearing deposits at March 31, 2002 and December 31, 2001:

                                         3/31/02      12/31/01
                                        --------      --------
                                                      (Audited)
                                            (In Thousands)

NOW and Super NOW accounts              $ 33,840      $ 30,080
Savings accounts                          45,448        42,531
Money market investment accounts          55,012        57,575
Certificates of deposit                   97,675        97,828
Retirement accounts                       27,149        27,032
                                        --------      --------
   Total interest bearing deposits      $259,124      $255,046
                                        ========      ========

4. The following table lists the components of loan interest income for the three months ended March 31, 2002 and 2001:

                                   Three months ended
                                   -------------------
                                   3/31/02     3/31/01
                                   -------     ------
                                     (In Thousands)

Residential mortgage loans         $1,317      $1,441
Loans held for sale                    47           2
Equity loans                          212         300
Construction loans                    320         386
Commercial real estate loans        2,046       1,925
Commercial loans                      295         445
Consumer loans                         19          29
                                   ------      ------
   Total loan interest income      $4,256      $4,528
                                   ======      ======

5. The following table lists the components of deposit interest expense for the three months ended March 31, 2002 and 2001:

                                       Three months ended
                                       -------------------
                                       3/31/02     3/31/01
                                       -------     ------
                                         (In Thousands)

NOW and Super NOW accounts             $   22      $   38
Savings deposit accounts                  107         189
Money market investment accounts          250         493
Certificates of deposit                   916       1,660
Retirement accounts                       299         386
                                       ------      ------
   Total deposit interest expense      $1,594      $2,766
                                       ======      ======

6. The following table summarizes changes in the allowance for loan losses for the three months ended March 31, 2002 and 2001:

                                                Three months ended
                                                3/31/02     3/31/01
                                                -------     -------
                                                  (In Thousands)

Beginning balance                               $4,070      $3,685

Provision charged to operations                     --          --

Recoveries on loans previously charged-off           1          45

Loans charged-off                                   --          --
                                                ------      ------

Ending balance                                  $4,071      $3,730
                                                ======      ======


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

ASSET QUALITY

Risk assets consist of non-performing loans and other real estate owned. Non-performing loans consist of a) loans 90 days or more past due and b) loans placed on non-accrual because full collection of the principal balance is in doubt. Other real estate owned (OREO) is comprised of foreclosed properties where the Company has formally received title or has possession of the collateral. Properties are carried at the lower of the investment in the related loan or the estimated fair value of the property or collateral less selling costs. Fair value of such property or collateral is determined based upon independent appraisals and other relevant factors. Management periodically reviews property values and makes adjustments as required. Gains from sales of properties, net operating expenses and any subsequent provisions to increase the allowance for losses on real estate acquired by foreclosure are charged to other real estate owned expenses. Losses are charged to the allowance for losses on real estate acquired by foreclosure.

Total risk assets were $29 thousand at March 31, 2002. This represents a decrease of $944 thousand from December 31, 2001 and a decrease of $10 thousand from March 31, 2001. These changes were primarily attributable to a decrease in non-performing loans to $10 thousand at March 31, 2002 from $951 thousand at December 31, 2001.

There were no impaired loans at March 31, 2002. At December 31, 2001 impaired loans totaled $941 thousand, of which $210 thousand was allocated to the allowance for loan losses.

The following table summarizes the Company's risk assets at March 31, 2002, December 31, 2001 and March 31, 2001:

                                            3/31/02      12/31/01     3/31/01
                                            -------      --------     -------
                                                        (Audited)
                                                  (Dollars in Thousands)

Non-performing loans                          $10          $951          $10
Other real estate owned                        19            22           29
                                              ---          ----          ---

Total risk assets                             $29          $973          $39
                                              ===          ====          ===

Risk assets as a percent of total assets      0.01%        0.22%         0.01%
                                              ===          ====          ===

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank (the "Bank"). The Bank paid dividends to the Company in the amount of $1.0 million during the first three months of 2002. The Company made payments of dividends to stockholders in the amount of $482 thousand in the first quarter 2002. Prior to the reorganization on July 1, 2001, of the Bank into a subsidiary of the Company, the Bank paid dividends to stockholders of the Bank in the amount of $437 thousand in the first quarter of 2001.

The Bank's primary sources of funds include collections of principal payments and prepayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (FHLB) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank also has a $5 million unsecured Federal Funds line of credit.

At March 31, 2002, the Company's stockholders' equity was $54.5 million as compared to $54.1 million at December 31, 2001. The increase during the first three months of 2002 occurred due to net income of $816 thousand, an $83 thousand increase in market value on securities available for sale, net of taxes and was reduced by the declaration to pay dividends of $482 thousand. The Company's leverage ratio at March 31, 2002 and December 31, 2001 was 12.18% and 11.46%. The Company exceeds all regulatory minimum capital ratio requirements as defined by the Board of Governors of the Federal Reserve Bank.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

OVERVIEW

The Company maintains its commitment to servicing the needs of the local community in the Merrimack Valley area. The investment securities portfolio increased by $4.5 million as of March 31, 2002 to $178.3 million from December 31, 2001, funded by deposit growth. Deposits increased by $3.3 million at March 31, 2002 from year end 2001, with the growth primarily in NOW and savings accounts. Risk assets have been below 1% of total assets for the past several years.

The Company reported net income of $816 thousand and $791 thousand for the three months ended March 31, 2002 and 2001, respectively. The increase in net income is primarily attributable to an increase in net interest income of $116 thousand and non-interest income of $148 thousand, partially offset by an increase of $251 thousand in non-interest expenses.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 2002 and 2001 was $3.3 million and $3.2 million, respectively. The net interest rate spread increased to 2.74% for the quarter ended March 31, 2002 from 2.63% for the same quarter of 2001. This increase occurred because the average balances of interest earning assets increased $19.9 million in the first quarter 2002 compared to 2001.

The following table presents the components of net interest income and net interest spread:

                                                  Income/Expense               Yield/Rate
                                               --------------------        ------------------
                                                               Quarters Ended
                                               ----------------------------------------------
                                               3/31/02      3/31/01        3/31/02    3/31/01
                                               -------      -------        -------    -------
                                                               (Dollars in Thousands)
Interest income and average yield:
  Loans                                        $4,256       $4,528          7.42%      8.39%
  Investments, mortgage-backed securities
    and other earning assets                    2,165        2,870          4.63       6.35
                                               ------       ------
      Total                                     6,421        7,398          6.17       7.46
                                               ------       ------

Interest expense and average rate paid:
  Deposits                                      1,594        2,766          2.52       4.27
  Federal Home Loan Bank advances               1,412        1,341          5.59       6.34
  Securities sold under agreements to
     repurchase and other borrowed funds           97           89          4.64       9.67
                                               ------       ------
     Total                                      3,103        4,196          3.43       4.83
                                               ------       ------
Net interest income                            $3,318       $3,202
                                               ======       ======
Net interest rate spread                                                    2.74%      2.63%
                                                                            ====       ====

INTEREST INCOME

Interest income for the first quarter of 2002 was $6.4 million as compared to $7.4 million for the same quarter of 2001. The decrease of $1.0 million in interest income is reflective of a $1.3 million decrease due to lower yields earned on loans and investment securities. The decrease in interest income due to lower yields was offset slightly by higher average balances, which increased interest income by $323 thousand.

Yields on loans were 7.42% and 8.39% for the quarters ended March 31, 2002 and 2001, respectively. The impact to interest income due to lower yields was $525 thousand. Higher average loan balances of $232.6 million versus $218.8 million for the quarters ended March 31, 2002 and 2001, respectively, increased interest income by $253 thousand.

Yields on investment securities were 4.63% and 6.35% for the quarters ended March 31, 2002 and 2001, respectively, decreasing interest income by $775 thousand. Higher average investment securities balances of $189.5 million versus $183.4 million for the same periods increased interest income by $70 thousand.

Other interest and dividend income declined to $41 thousand in the first quarter of 2002 from $283 thousand in the same period of 2001. The decrease is primarily attributed to a reduction in the average outstanding balances of Federal funds sold from $20.1 million at March 31, 2001 to $9.8 million at March 31, 2002 coupled with a decrease in rates.

INTEREST EXPENSE

Interest expense for the first quarter of 2002 totaled $3.1 million, a decrease of $1.1 million from the same quarter of 2001. This decrease is primarily due to lower rates paid on interest bearing liabilities, which impacted interest expense by $1.3 million. This was offset by the impact of higher average balances, which resulted in a $242 thousand increase in interest expense.

Yields on deposits were 2.52% and 4.27% for the quarters ended March 31, 2002 and 2001, respectively. This decrease resulted in interest expense decreasing by $1.1 million. Average deposit balances were $256.2 million versus $262.9 million for the same periods, which resulted in a $42 thousand decrease in interest expense.

Yields on FHLB advances were 5.59% and 6.34% for the first quarters of 2002 and 2001, respectively. The decrease in rates paid on FHLB advances resulted in interest expense decreasing by $158 thousand. The average balances of FHLB advances increased from quarter to quarter for the same periods to $102.4 million in the first quarter 2002 from $85.8 million for the first quarter of 2001, which resulted in an increase in interest expense of $229 thousand.

Yields on short term and other borrowed funds were 4.64% and 9.67% for the first quarters of 2002 and 2001, respectively. The decrease in rates paid on these interest bearing liabilities resulted in interest expense decreasing by $47 thousand. The average balance increased to $8.5 million in 2002 from $3.7 million in 2001, which increased interest expense by $55 thousand.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was zero for the quarters ended March 31, 2002 and 2001.

The following table shows non-performing loans, the allowance for loan losses and the allowance for loan losses as a percent of total loans:

                                    3/31/02      12/31/01     3/31/01
                                    -------      --------     -------
                                                (Audited)
                                         (Dollars in Thousands)
Non-performing loans                $   10       $  951       $   10
Allowance for loan losses           $4,071       $4,070       $3,730
Allowance for loan losses as a
  percent of total loans              1.76%        1.72%        1.69%


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

The increase in the allowance since December 31, 2001, occurred because the Bank had recoveries of $1 thousand during the first quarter of 2002.

NON-INTEREST INCOME

Non-interest income amounted to $429 thousand and $281 thousand for the quarters ended March 31, 2002 and 2001, respectively. The increase in non-interest income was due to an increase in loan servicing fees of $18 thousand, an increase in deposit account fees of $24 thousand, an increase in the gains on sales of mortgage loans of $107 thousand and other items decreasing overall by $1 thousand in the first quarter 2002 as compared to the same quarter in 2001.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.5 million and $2.2 million for the quarters ended March 31, 2002 and 2001, respectively. Salaries and employee benefits increased by $242 thousand in the first quarter 2002 mainly due to pension expense associated with the employees' defined benefit plan increasing $154 thousand in 2002 and normal raises, compared to the first quarter in 2001. Professional expenses decreased to $147 thousand in the first quarter 2002 compared to $167 thousand in the same period in 2001. The decrease was due to a reduction of legal expenses associated with collection efforts on non- performing loans and prior borrowers. Data processing expenses increased to $163 thousand in the first quarter 2002 compared to $158 thousand in the same quarter in 2001 due to increased service bureau charges. Other non-interest expenses increased $39 thousand from the first quarter of 2001 to the first quarter of 2002 resulting from an increase in operating expenses incurred relating to the holding company.

INCOME TAXES

The Company reported an income tax expense of $472 thousand for the quarter ended March 31, 2002 or an effective income tax rate of 36.6%. This compares to an income tax expense of $484 thousand for the quarter ended March 31, 2001 or an effective income tax rate of 38.0%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The response is incorporated herein by reference to the discussion under the subcaption "Interest Rate Sensitivity" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 13 and 14 of the LSB Corporation's Annual Report for the fiscal year ended December 31, 2001.

                           Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

     The response is incorporated herein by reference to the discussion under the caption "CONTINGENCIES" on page 33 of the LSB Corporation's Annual Report for the fiscal year ended December 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        LSB CORPORATION AND SUBSIDIARIES

May 13, 2002                          /s/ Paul A. Miller
                                      ------------------------------------
                                      Paul A. Miller
                                      President and
                                      Chief Executive Officer

May 13, 2002                          /s/ John E. Sharland
                                      ------------------------------------
                                      John E. Sharland
                                      Senior Vice President
                                      Chief Financial Officer
                                      Treasurer