Form 10-Q
period 2002-06-30
LSB CORP
filed 2002-08-14
CIK 1143848

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20529


                                    FORM 10-Q


       [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the quarterly period ended June 30, 2002

       [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the transition period from ___ to ___

                   Commission File Number 000-32955

                           ---------------------------

                                 LSB CORPORATION
             (Exact name of registrant as specified in its Charter)

                           ---------------------------

         MASSACHUSETTS                                         04-3557612
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

30 MASSACHUSETTS AVENUE, NORTH ANDOVER, MA                       01845
 (Address of principal executive offices)                      (Zip Code)

                           ---------------------------

                                 (978) 725-7500
              (Registrant's telephone number, including area code)


                           ---------------------------


         Indicated by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


                 Yes    X                      No
                      ------                      ------


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


CLASS                                          OUTSTANDING AS OF JUNE 30, 2002
-----                                          -------------------------------

Common Stock, par value $.10 per share                  4,386,005 shares

                        LSB CORPORATION AND SUBSIDIARIES

                                      INDEX

                        PART I -- FINANCIAL INFORMATION


                                                                                                 PAGE
                                                                                                 ----
ITEM 1    FINANCIAL STATEMENTS:

          Consolidated Balance Sheets                                                               3
          Consolidated Statements of Income                                                         4
          Consolidated Statements of Changes in Stockholders' Equity                                5
          Consolidated Statements of Cash Flows                                                     6
          Notes to Consolidated Financial Statements                                                7

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS:

          FINANCIAL CONDITION:

          Investment Portfolio                                                                      8
          Loan Portfolio                                                                            9
          Loan Interest Income                                                                      9
          Allowance for Loan Losses                                                                 9
          Risk Assets                                                                              10
          Deposit Portfolio                                                                        11
          Deposit Interest Expense                                                                 11
          Liquidity and Capital Resources                                                          11

          RESULTS OF OPERATIONS:

          Three Months ended June 30, 2002 and 2001                                             11-13
          Six Months ended June 30, 2002 and 2001                                               13-15

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


                          PART II -- OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                                        16

ITEM 2    CHANGES IN SECURITIES                                                                    16

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                                          16

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      16

ITEM 5    OTHER INFORMATION                                                                        16

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                                         16

SIGNATURES                                                                                         17

EXHIBIT INDEX


                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        LSB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  (unaudited)
                                                                                                    June 30,            December 31,
                                                                                                      2002                  2001
                                                                                                   ---------            ------------
                                                                                                           (In Thousands)

                                                                ASSETS
Assets:
  Cash and due from banks                                                                          $   9,594              $   7,457
  Federal funds sold                                                                                   8,123                  5,705
                                                                                                   ---------              ---------
    Total cash and cash equivalents                                                                   17,717                 13,162

  Investment securities held to maturity (market value of
   $135,613 in 2002 and $137,886 in 2001)                                                            132,863                135,002
  Investment securities available for sale (amortized cost of
    $45,630 in 2002 and $38,480 in 2001)                                                              46,016                 38,766
  Federal Home Loan Bank stock, at cost                                                                5,950                  5,950
  Loans, net of allowance for loan losses                                                            232,633                232,327
  Bank premises and equipment                                                                          3,094                  3,167
  Accrued interest receivable                                                                          2,732                  2,604
  Other real estate owned                                                                                 17                     22
  Deferred income tax asset                                                                            4,832                  5,737
  Other assets                                                                                         1,541                  1,530
                                                                                                   ---------              ---------
    Total assets                                                                                   $ 447,395              $ 438,267
                                                                                                   =========              =========

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Interest bearing deposits                                                                        $ 263,961              $ 255,046
  Non-interest bearing deposits                                                                       14,248                 13,404
  Federal Home Loan Bank advances                                                                    105,129                102,992
  Securities sold under agreements to repurchase                                                       1,866                  4,220
  Other borrowed funds                                                                                 3,437                  3,887
  Advance payments by borrowers for taxes and insurance                                                  498                    573
  Other liabilities                                                                                    3,418                  4,053
                                                                                                   ---------              ---------
    Total liabilities                                                                                392,557                384,175
                                                                                                   ---------              ---------

Stockholders' equity:
  Preferred stock, $.10 par value per share:
    5,000,000 shares authorized, none issued                                                              --                     --
  Common stock, $.10 par value per share;
    20,000,000 shares authorized;
    4,386,005 and 4,379,550 shares issued and outstanding
    at June 30, 2002 and December 31, 2001, respectively                                                 439                    438
  Additional paid-in capital                                                                          57,821                 57,813
  Accumulated deficit                                                                                 (3,677)                (4,348)
  Accumulated other comprehensive income                                                                 255                    189
                                                                                                   ---------              ---------
    Total stockholders' equity                                                                        54,838                 54,092
                                                                                                   ---------              ---------
    Total liabilities and stockholders' equity                                                     $ 447,395              $ 438,267
                                                                                                   =========              =========

                  The accompanying note is an integral part of
                     these unaudited financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                           Three months ended                Six months ended
                                                                                June 30,                          June 30,
                                                                          2002            2001             2002             2001
                                                                       ----------       ----------       ----------       ----------
                                                                                     (In Thousands, except share data)
Interest and dividend income:
Loans                                                                  $    4,176       $    4,552       $    8,432       $    9,080
Investment securities held to maturity                                      1,728            2,141            3,382            4,183
Investment securities available for sale                                      500              408              915              847
Federal Home Loan Bank stock                                                   56               93              111              199
Other interest and dividend income                                             20               88               61              371
                                                                       ----------       ----------       ----------       ----------
  Total interest and dividend income                                        6,480            7,282           12,901           14,680
                                                                       ----------       ----------       ----------       ----------

Interest expense:
Deposits                                                                    1,483            2,716            3,077            5,482
Borrowed funds                                                              1,390            1,194            2,801            2,535
Other borrowed funds                                                           63               97              161              186
                                                                       ----------       ----------       ----------       ----------
  Total interest expense                                                    2,936            4,007            6,039            8,203
                                                                       ----------       ----------       ----------       ----------
  Net interest income                                                       3,544            3,275            6,862            6,477
                                                                       ----------       ----------       ----------       ----------

Provision for loan losses                                                      --               50               --               50
                                                                       ----------       ----------       ----------       ----------
  Net interest income after provision for loan losses                       3,544            3,225            6,862            6,427
                                                                       ----------       ----------       ----------       ----------

Non-interest income:
Loan servicing fees                                                            12               28               88               86
Deposit account fees                                                          163              141              319              273
Gains on sales of mortgage loans                                               65               34              176               38
Other income                                                                  109               95              195              182
                                                                       ----------       ----------       ----------       ----------
  Total non-interest income                                                   349              298              778              579
                                                                       ----------       ----------       ----------       ----------


Non-interest expense:
Salaries and employee benefits                                              1,482            1,306            3,019            2,601
Occupancy and equipment expenses                                              214              209              413              423
Professional expenses                                                         220              143              367              310
Data processing expenses                                                      203              178              366              336
Other expenses                                                                482              467              895              841
                                                                       ----------       ----------       ----------       ----------
  Total non-interest expenses                                               2,601            2,303            5,060            4,511
                                                                       ----------       ----------       ----------       ----------
  Income before income tax expense                                          1,292            1,220            2,580            2,495
Income tax expense                                                            473              430              945              914
                                                                       ----------       ----------       ----------       ----------

Net income                                                             $      819       $      790       $    1,635       $    1,581
====================================================================================================================================
Average shares outstanding                                              4,384,686        4,371,500        4,383,337        4,370,529
Average diluted shares outstanding                                      4,567,062        4,532,275        4,559,019        4,524,479
====================================================================================================================================
Basic earnings per share                                               $     0.19       $     0.18       $     0.37       $     0.36
Diluted earnings per share                                             $     0.18       $     0.17       $     0.36       $     0.35
====================================================================================================================================

                  The accompanying note is an integral part of
                     these unaudited financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                     ACCUMULATED
                                                                     ADDITIONAL                           OTHER           TOTAL
                                                        COMMON         PAID-IN       (ACCUMULATED     COMPREHENSIVE  STOCKHOLDERS'
                                                        STOCK          CAPITAL          DEFICIT)          INCOME         EQUITY
                                                       ---------------------------------------------------------------------------
                                                                                      (In Thousands)
Balance at December 31, 2000                           $    436        $ 57,711        $ (5,956)        $    122        $ 52,313
Net income                                                   --              --           1,581               --           1,581
Other comprehensive income:
  Unrealized gain on securities
  available for sale (tax effect $67)                        --              --              --              136             136
                                                                                                                        --------
    Total comprehensive income                                                                                             1,717
Exercise of stock options                                     1              29              --               --              30
Dividends declared and paid
  ($0.20 per share)                                          --              --            (874)              --            (874)
                                                       --------        --------        --------         --------        --------

Balance at June 30, 2001                               $    437        $ 57,740        $ (5,249)        $    258        $ 53,186
                                                       ========        ========        ========         ========        ========

Balance at December 31, 2001                           $    438        $ 57,813        $ (4,348)        $    189        $ 54,092
Net income                                                   --              --           1,635               --           1,635
Other comprehensive income:
  Unrealized gain on securities
  available for sale (tax effect $34)                        --              --              --               66              66
                                                                                                                        --------
    Total comprehensive income                                                                                             1,701
Exercise of stock options                                     1               8              --               --               9
Dividends declared and paid
  ($0.22 per share)                                          --              --            (964)              --            (964)
                                                       --------        --------        --------         --------        --------

Balance at June 30, 2002                               $    439        $ 57,821        $ (3,677)        $    255        $ 54,838
                                                       ========        ========        ========         ========        ========

                  The accompanying note is an integral part of
                      these unaudited financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                             Six months ended
                                                                                                                 June 30,
                                                                                                           2002              2001
                                                                                                         ---------        ---------
                                                                                                              (In Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                                                $  1,635         $  1,581
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                                                       --               50
Gains on sales of mortgage loans                                                                              (176)             (38)
Depreciation and amortization of premises and equipment, investments and
    other assets                                                                                               666              119
Loans originated for sale                                                                                  (11,579)          (4,984)
Proceeds from sales of mortgage loans and mortgage-backed securities                                        13,466            3,405
(Increase) decrease in accrued interest receivable                                                            (128)             195
Decrease in deferred income tax asset                                                                          871              808
(Increase) decrease in other assets                                                                            (11)             204
Increase (decrease) in advance payments by borrowers                                                           (75)              16
Decrease in other liabilities                                                                                 (635)            (131)
                                                                                                         ---------        ---------

Net Cash Provided by Operating Activities                                                                    4,034            1,225
===================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity                                         221,618          273,687
Proceeds from maturities of investment securities available for sale                                         3,993               --
Proceeds from sales of investment securities available for sale                                                 --            6,118
Purchases of investment securities held to maturity                                                       (231,885)        (309,810)
Purchases of mortgage-backed securities held to maturity                                                    (2,967)          (4,335)
Purchases of investment securities available for sale                                                      (18,092)              --
Principal payments of securities held to maturity                                                           15,175            9,868
Principal payments of securities available for sale                                                          6,710            2,366
Purchase of other equity securities                                                                             --              (46)
Increase in loans, net                                                                                      (2,017)          (9,717)
Proceeds from payments on OREO                                                                                   5                5
Purchases of Bank premises and equipment                                                                      (156)            (193)
                                                                                                         ---------        ---------

Net cash used in investing activities                                                                       (7,616)         (32,057)
===================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                                                     9,759           10,694
Proceeds from issuance of Federal Home Loan Bank advances                                                    6,000           30,000
Payments of Federal Home Loan Bank advances                                                                 (3,863)         (24,775)
(Decrease) increase in securities sold under agreement to repurchase                                        (2,354)           2,375
Increase (decrease) in other borrowed funds                                                                   (450)              30
Dividends paid                                                                                                (964)            (874)
Proceeds from exercise of stock options                                                                          9               30
                                                                                                         ---------        ---------

Net cash provided by financing activities                                                                    8,137           17,480
===================================================================================================================================
Net increase (decrease) in cash and cash equivalents                                                         4,555          (13,352)
Cash and cash equivalents, beginning of period                                                              13,162           22,513
                                                                                                         ---------        ---------

Cash and equivalents, end of period                                                                      $  17,717        $   9,161
===================================================================================================================================
Cash paid during the year for:
  Interest on deposits                                                                                   $   3,067        $   5,482
  Interest on borrowed funds                                                                                 2,992            2,782
Supplemental Schedule of non-cash activities:
Net change in valuation of investment securities available for sale                                            100              203
===================================================================================================================================

                  The accompanying note is an integral part of
                      these unaudited financial statements.

                       LSB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The LSB Corporation's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry and include all necessary adjustments (consisting of only normal recurring adjustments), that, in the opinion of management, are required for a fair presentation of the results and financial condition of the Company. Accordingly, management is required to make estimates and assumptions that affect amounts reported in the balance sheets and statements of operations. Actual results could differ significantly from those estimates and judgments. Material estimates that are particularly susceptible to change relate to the allowance for loan losses and the deferred tax asset.

LSB Corporation (the "Corporation" or the "Company") is a Massachusetts corporation and the holding company of the wholly-owned subsidiary Lawrence Savings Bank (the "Bank") a state-chartered Massachusetts savings bank. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank. The consolidated financial statements presented herein reflect the accounts of the Corporation and its predecessor, Lawrence Savings Bank. The Corporation is supervised by the Board of Governors of the Federal Reserve System ("FRB"), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Division of Banks. The Bank's deposits are insured by the Bank Insurance Fund of the FDIC up to $100,000 per account, as defined by the FDIC, and the Depositors Insurance Fund, Inc. ("DIF") for customer deposit amounts in excess of $100,000.

The consolidated financial statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, Lawrence Savings Bank, and its wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, Pemberton Corporation, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation.

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

FORWARD-LOOKING STATEMENTS

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

FINANCIAL CONDITION

The Company has maintained risk assets below 1% of total assets for the past several years. The Company maintains its commitment to servicing the needs of the local community in the Merrimack Valley area. The investment securities portfolio increased by $5.1 million as of June 30, 2002 to $178.9 million from December 31, 2001 funded by deposit growth. Deposits increased by $9.8 million at June 30, 2002 from year end 2001, with the growth primarily in NOW and savings accounts.

INVESTMENTS

The investment portfolio totaled $178.9 million or 40.0% of total assets at June 30, 2002, compared to $173.8 million, or 39.6% of total assets at December 31, 2001, an increase of $5.1 million from year end.

The following table reflects the components and carrying values of the investment securities portfolio at June 30, 2002 and December 31, 2001:


                                                                        6/30/02       12/31/01
                                                                        -------       --------
                                                                           (In Thousands)
Investment securities held to maturity (at amortized cost):
US Treasury obligations                                               $    6,012     $    6,022
US Government Agency obligations                                          25,329         15,966
Mortgage-backed securities                                                16,080         16,633
Asset-backed securities                                                   53,478         40,337
Corporate obligations                                                     29,922         53,982
Municipal obligations                                                      2,042          2,062
                                                                      ----------     ----------
    Total investment securities held to maturity                      $  132,863     $  135,002
                                                                      ==========     ==========

Investment securities available for sale (at market value):
US Government Agency obligations                                      $   31,282     $   20,126
  Mortgage-backed securities                                               3,505          5,689
  Asset-backed securities                                                  6,401          8,089
  Corporate obligations                                                    4,660          4,694
  Equity securities                                                          168            168
                                                                      ----------     ----------
    Total investment securities available for sale                    $   46,016     $   38,766
                                                                      ==========     ==========
Total investment securities portfolio                                 $  178,879     $  173,768
                                                                      ==========     ==========


The increase in the investment securities portfolio was the result of deposit growth in which the Company increased US Government Agency Obligations and Asset-Backed Securities while decreasing the Company's exposure to Corporate Obligations.
                                      -8-

LOANS

The following table reflects the loan portfolio at June 30, 2002 and December 31, 2001:

                                                                        6/30/02         12/31/01
                                                                       --------         --------
                                                                            (In Thousands)

Residential mortgage loans                                           $  73,792          $   78,605
Loans held for sale                                                      2,445               4,156
Equity loans                                                            14,095              13,393
Construction loans                                                      15,731              20,593
Commercial real estate loans                                           108,963             100,110
Commercial loans                                                        20,791              18,549
Consumer loans                                                             890                 991
                                                                     ---------          ----------
  Total loans                                                          236,707             236,397
Allowance for loan losses                                               (4,074)             (4,070)
                                                                     ---------          -----------
  Total loans, net                                                   $ 232,633          $  232,327
                                                                     =========          ==========

Total loans increased to $236.7 million or 52.9% of total assets at June 30, 2002 from $236.4 million or 53.9% of total assets at December 31, 2001.

The following table lists the components of loan interest income for the three month and six month periods ended June 30, 2002 and 2001:

                                                            Three months ended        Six months ended
                                                          6/30/02      6/30/01       6/30/02    6/30/01
                                                          -------      -------      --------    -------
                                                                         (In Thousands)

Residential mortgage loans                                $ 1,295      $ 1,481      $  2,612     $2,922
Loans held for sale                                            23           12            70         14
Equity loans                                                  211          285           423        585
Construction loans                                            272          397           592        783
Commercial real estate loans                                2,057        1,979         4,103      3,904
Commercial loans                                              300          371           595        816
Consumer loans                                                 18           27            37         56
                                                          -------      -------      --------      -----
  Total loan interest income                              $ 4,176      $4,552       $  8,432     $9,080
                                                          =======      ======       ========     ======

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses for the three month and six month periods ended June 30, 2002 and 2001:

                                                          Three months ended       Six months ended
                                                          6/30/02    6/30/01      6/30/02   6/30/01
                                                          -------    -------      -------   -------
                                                                        (In Thousands)

Beginning balance                                         $ 4,071    $ 3,730      $  4,070    $ 3,685

Provision charged to operations                                --         50            --         50

Recoveries on loans previously charged-off                      4          3             5         48

Loans charged-off                                              (1)        --            (1)        --
                                                          --------   -------      ---------   -------

Ending balance                                            $ 4,074    $ 3,783      $  4,074    $ 3,783
                                                          =======    =======      ========    =======

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

Total risk assets were $27 thousand at June 30, 2002. This represents a decrease of $946 thousand from December 31, 2001 and a decrease of $10 thousand from June 30, 2001. These changes were primarily attributable to a decrease in non-performing loans to $10 thousand at June 30, 2002 from $951 thousand at December 31, 2001, due to the sale of property at the foreclosure auction, the Company had impaired loans of $941 thousand at December 31, 2001 and zero at June 30, 2002 and 2001, respectively.

The following table summarizes the Company's risk assets for the three months ended June 30, 2002, December 31, 2001 and June 30, 2001.


                                                            6/30/02          12/31/01        6/30/01
                                                            -------        ----------       --------
                                                                       (Dollars in Thousands)

Non-performing loans                                         $ 10             $951             $ 10
Other real estate owned                                        17               22               27
                                                             ----             ----             ----

Total risk assets                                            $ 27             $973             $ 37
                                                             ====             ====             ====

Risk assets as a percent of total assets                     0.01%            0.22%            0.01%
                                                             ====             ====             ====

The following table shows the allowance for loan losses as a percent of total loans:

                                                            6/30/02         12/31/01         6/30/01
                                                            -------         --------         -------
                                                                      (Dollars in Thousands)

Allowance for loan losses                                   $ 4,074        $  4,070          $ 3,783
Allowance for loan losses as a percent of total loans          1.72%           1.72%            1.62%

DEPOSITS

Total interest bearing deposits amounted to $264.0 million at June 30, 2002 compared to $255.0 million at December 31, 2001, an increase of $9.0 million. Included in the certificates of deposit at June 30, 2002 were brokered deposits of $2.0 million. Deposits increased overall in the NOW and Savings accounts due to customers moving funds from the stock market or other financial institutions.

The following table reflects the components of interest bearing deposits at June 30, 2002 and December 31, 2001:


                                                                 6/30/02              12/31/01
                                                                 --------             --------
                                                                         (In Thousands)

NOW and Super NOW accounts                                       $ 35,496             $ 30,080
Savings accounts                                                   45,708               42,531
Money market investment accounts                                   57,182               57,575
Certificates of deposit                                            97,966               97,828
Retirement accounts                                                27,609               27,032
                                                                 --------             --------
   Total interest bearing deposits                               $263,961             $255,046
                                                                 ========             ========

The following table lists the components of deposit interest expense for the three and six months ended June 30, 2002 and 2001:


                                                 Three months ended                   Six months ended
                                              6/30/02           6/30/01           6/30/02           6/30/01
                                              -------           -------           -------           -------
                                                                       (In Thousands)

NOW and Super NOW accounts                     $   22            $   41            $   44            $   79
Savings deposit accounts                          112               201               219               390
Money market investment accounts                  277               448               527               941
Certificates of deposit                           793             1,641             1,709             3,301
Retirement accounts                               279               385               578               771
                                               ------            ------            ------            ------
   Total deposit interest expense              $1,483            $2,716            $3,077            $5,482
                                               ======            ======            ======            ======

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank (the "Bank"). The Bank paid dividends to the Company in the amount of $2.5 million during the first half of 2002. The Company made payments of dividends to stockholders in the amount of $964 thousand in the first six months of 2002. Prior to the reorganization of the Bank into a holding company structure the Bank paid dividends to stockholders of the Bank in the amount of $874 thousand in the first six months of 2001.

The Bank's primary sources of funds include collections of principal payments and prepayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (FHLB) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank also has a $5 million unsecured Federal Funds line of credit.

At June 30, 2002, the Company's stockholder's equity was $54.8 million as compared to $54.1 million at December 31, 2001. The increase during the first half of 2002 occurred due to net income of $1.6 million, a $66 thousand increase in market values on securities available for sale, net of taxes and was reduced by the declaration to pay dividends of $964 thousand. The Company's leverage ratio at June 30, 2002 and December 31, 2001 was 12.18% and 11.98%, respectively. The Company's and the Bank's total risk based capital ratios were 18.00% and 17.03% at June 30, 2002, respectively, compared with 16.97% and 16.39% at December 31, 2001, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

OVERVIEW

The Company reported net income of $819 thousand and $790 thousand for the three months ended June 30, 2002 and 2001, respectively. The increase in net income is primarily attributable to an increase in net interest income of $269 thousand and non-interest income of $51 thousand partially offset by an increase of $298 thousand in non-interest expenses.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the three months ended June 30, 2002 and 2001 was $3.5 million and $3.3 million, respectively. The net interest rate spread increased to 2.92% for the quarter ended June 30, 2002 from 2.66% for the same quarter of 2001. This increase occurred because the average balances on interest earning assets increased $19.9 million in the second quarter 2002 compared to 2001.

The following table presents the components of net interest income and net interest spread:


                                                          INCOME/EXPENSE                        YIELD/RATE
                                                    --------------------------           ------------------------
                                                                            QUARTERS ENDED
                                                    -------------------------------------------------------------
                                                    6/30/02            6/30/01            6/30/02         6/30/01
                                                    --------------------------           ------------------------
                                                                       (Dollars in Thousands)
Interest income and average yield:
  Loans                                              $4,176            $4,552               7.26%           8.10%
  Investments, mortgage-backed securities
    and other earning assets                          2,304             2,730               4.79            6.06
                                                     ------            ------
      Total                                           6,480             7,282               6.13            7.20
                                                     ------            ------               ----            ----
Interest expense and average rate paid:
  Deposits                                            1,483             2,716               2.28            4.04
  Federal Home Loan Bank advances                     1,390             1,194               5.59            6.07
  Securities sold under agreements to
     repurchase and other borrowed funds                 63                97               3.70            7.76
                                                     ------            ------
     Total                                            2,936             4,007               3.21            4.54
                                                     ------            ------               ----            ----
Net interest income                                  $3,544            $3,275
                                                     ------            ------
Net interest rate spread                                                                    2.92%           2.66%
                                                                                            ----            ----

INTEREST INCOME

Interest income for the second quarter of 2002 was $6.5 million as compared to $7.3 million for the same quarter of 2001. The decrease of $0.8 million in interest income is due to $1.1 million from lower yields earned on loans and investment securities. The decrease in interest income due to lower yields was offset slightly by higher average balances, which increased interest income by $0.3 million.

Yields on loans were 7.26% and 8.10% for the quarters ended June 30, 2002 and 2001, respectively. The impact to interest income due to lower yields was $0.5 million. Higher average loan balances of $230.8 million versus $225.3 million for the quarters ended June 30, 2002 and 2001, respectively, increased interest income by $0.1 million.

Yields on investment securities were 4.79% and 6.06% for the quarters ended June 30, 2002 and 2001, respectively, decreasing interest income by $0.6 million. Higher average investment securities balances of $193.1 million versus $180.6 million for the same periods increased interest income by $0.2 million.

INTEREST EXPENSE

Interest expense for the second quarter of 2002 totaled $2.9 million, a decrease of $1.1 million from the same quarter of 2001. This decrease is primarily due to lower rates paid on interest bearing liabilities, which impacted interest expense by $1.3 million. Higher average balances resulted in a $0.2 million increase.

Rates on deposits were 2.28% and 4.04% for the quarters ended June 30, 2002 and 2001, respectively. This decrease resulted in interest expense decreasing by $1.1 million. Average deposit balances were $260.8 million versus $269.8 million for the same periods, which resulted in a $0.1 million decrease in interest expense.

Rates on FHLB advances were 5.59% and 6.07% for the second quarters of 2002 and 2001, respectively. The decrease in rates paid on FHLB advances resulted in interest expense decreasing by $0.1 million. The average balances of FHLB advances increased from quarter to quarter for the same periods to $99.8 million in the second quarter 2002 from $78.9 million for the second quarter of 2001, which resulted in an increase in interest expense of $0.3 million.

Rates on short term and other borrowed funds were 3.70% and 7.76% for the second quarters of 2002 and 2001, respectively. The decrease in rates paid on these interest bearing liabilities resulted in interest expense decreasing by $0.1 million. The average balance increased to $6.8 million in 2002 from $5.0 million in 2001, which increased interest expense by a minimal amount.

PROVISION FOR LOAN LOSSES

The provision for loan losses was zero for the quarters ended June 30, 2002 and 2001. The amount of the provision for loan losses was due to the overall asset quality of the Company.

NON-INTEREST INCOME

Non-interest income amounted to $349 thousand and $298 thousand for the quarters ended June 30, 2002 and 2001, respectively. The increase in non-interest income was due to an increase in deposit account fees of $22 thousand, an increase in the gains on sales of mortgage loans of $31 thousand and other income increasing overall by $17 thousand in the second quarter 2002 as compared to the same quarter in 2001.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.6 million and $2.3 million for the quarters ended June 30, 2002 and 2001, respectively. Salaries and employee benefits increased by $176 thousand in the second quarter 2002 mainly due to pension expense associated with the employees defined benefit plan and normal raises compared to the second quarter in 2001. Professional expenses decreased to $220 thousand in the second quarter 2002 compared to $143 thousand in the same period in 2001. The increase was due to legal expenses associated with collection efforts on delinquent and prior borrowers. Data processing expenses increased to $203 thousand in the second quarter of 2002 compared to $178 thousand in the same quarter in 2001.

INCOME TAXES

The Company reported an income tax expense of $473 thousand for the quarter ended June 30, 2002 or an effective income tax rate of 36.6%. This compares to an income tax expense of $430 thousand for the quarter ended June 30, 2001 or effective income tax expense of 35.2%.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

OVERVIEW

The Bank reported net income of $1.6 million for the six months ended June 30, 2002 and 2001, respectively. During the first half of 2002, there were several favorable impacts to earnings such as net interest income increasing to $6.9 million in 2002 up from $6.5 million in 2001, non-interest income increasing to $0.8 million in 2002 up from $0.5 million in 2001. Offsetting these favorable impacts to earnings were increases to non-interest expenses to $5.1 million for the first half of 2002 up from $4.5 million in the same period in 2001.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the six months ended June 30, 2002 and 2001 was $6.9 million and $6.5 million, respectively. The net interest rate spread increased to 2.83% from 2.65%. The rates paid on interest bearing liabilities decreased more than the yield on interest bearing assets. The following table presents the components of net interest income and net interest spread:


                                                        INCOME/EXPENSE                          YIELD/RATE
                                                  ---------------------------              --------------------
                                                                         SIX MONTHS ENDED
                                                  -------------------------------------------------------------
                                                    6/30/02         6/30/01                6/30/02      6/30/01
                                                  -----------     -----------              -------      -------
                                                                         (In Thousands)
Interest income and average yield:
  Loans                                            $ 8,432         $  9,080                  7.34%        8.24%
  Investments, mortgage-backed
    securities and other earning assets              4,469            5,600                  4.71         6.21
                                                   -------         --------
      Total                                         12,901           14,680                  6.15         7.33
                                                   -------         --------                 -----         ----
Interest expense and average rate paid:
  Deposits                                           3,077            5,482                  2.40         4.15
  Federal Home Loan Bank advances                    2,802            2,535                  5.59         6.21
 Short-term and other borrowed funds                   160              186                  4.21         8.57
                                                   -------         --------
      Total                                          6,039            8,203                  3.32         4.68
                                                   -------         --------                 -----         ----
Net interest income                                $ 6,862         $  6,477
                                                   -------         --------

Net interest rate spread                                                                     2.83%        2.65%
                                                                                            -----         ----



INTEREST INCOME

Interest income for the first half of 2002 was $12.9 million as compared to $14.7 million for the same period of 2001. The decrease in interest income of $1.8 million is due to lower yields on loans and investment securities, which decreased interest income by $2.4 million. Higher average balances on loans and investment securities increased interest income by $0.6 million.

Yields on loans were 7.34% and 8.24% for the six months ended June 30, 2002 and 2001, respectively. The impact on interest income due to lower yields was $1.0 million. Higher average loan balances of $231.7 million in 2002 versus $222.1 million in 2001 resulted in interest income increasing by $0.4 million.

Yields on investment securities decreased to 4.71% for the six months ended June 30, 2002. This compares to yields on investment securities of 6.21% for the same period in 2001. This resulted in interest income declining by $1.4 million. Higher average balances for investment securities of $191.3 million in 2002 versus $182.0 million in 2001 resulted in interest income increasing by $0.2 million.

Other interest and dividend income declined to $61 thousand in the first half of 2002 from $371 thousand in the same period of 2001. The decrease is primarily attributed to a reduction in the average outstanding balances for six months of Federal funds sold from $14.1 million at June 30, 2001 to $7.7 million at June 30, 2002 coupled with a decrease in rates.

INTEREST EXPENSE

Interest expense for the first six months of 2002 and 2001 was $6.0 million and $8.2 million, respectively. The decrease of $2.2 million in interest expense is primarily due to lower rates paid on deposits and other interest bearing liabilities, which decreased interest expense by $2.7 million. Interest expense increased $0.5 million due to higher average balances for borrowed funds.

Yields on deposits were 2.40% and 4.15% for the first half of 2002 and 2001, respectively. This decrease resulted in interest expense decreasing by $2.4 million. Average deposit balances decreased were $258.5 million in 2002 down slightly from $266.4 million in 2001, which resulted in interest expense declining by $0.1 million.

Yields on FHLB advances and short-term borrowing resulted in interest expense decreasing by $0.3 million in 2002 from 2001. However, the average balances for these interest bearing liabilities increased to $108.8 million in 2002 from $86.8 million in 2001, which increased interest expense by $0.6 million.

PROVISION FOR LOAN LOSSES

The provision for loan losses was zero and $50 thousand for the six months ended June 30, 2002 and 2001, respectively. The amount of the provision for loan losses was due to the overall asset quality of the Company.

The allowance for loan losses increased slightly from December 31, 2001. This was because the Bank received net recoveries on loans previously charged off of $4 thousand. Any charge-offs that were made during the six month periods based upon management's analysis of the borrowers' financial situation and estimated collateral values.

The allowance for loan losses at June 30, 2002 was 1.72% of total loans. The same ratio at December 31, 2001 was 1.72%. The allowance for loan losses reflects all information available at the end of each respective quarter.

NON-INTEREST INCOME

Non-interest income was $0.8 million and $0.6 million for the six months ended June 30, 2002 and 2001, respectively. The increase of $199 thousand in non-interest income primarily resulted from gains on sales of mortgage loans increasing to $176 thousand in 2002 from $38 thousand in 2001.

NON-INTEREST EXPENSE

Non-interest expense was $5.1 million and $4.5 million for the six months ended June 30, 2002 and 2001, respectively. The increase in non-interest expense is due to salaries and employee benefits increasing to $3.0 million in 2002 up by $0.4 million over the same period in 2001 due to pension expense associated with the employees defined benefit plan plus normal raises. Professional expense increased to $367 thousand for the first half of 2002 from $310 thousand in 2001 as the Bank continues to incur legal expenses associated with prior borrowers.

INCOME TAXES

The Bank reported an income tax expense of $945 thousand and $914 thousand for the six months ended June 30, 2002 and 2001 representing an effective tax rate of 36.6% for both periods.

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

                          Part II -- Other Information

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 7, 2002 LSB Corporation (the "Company") held its annual meeting of stockholders (the "Annual Meeting").

The stockholders elected each of the following four individuals as Class C directors of the Company to serve until the 2005 annual meeting of stockholders, with the following votes cast:


                                                                    BROKER NON-VOTES
NOMINEE                               FOR           WITHHELD        AND ABSTENTIONS
-------                             ---------       --------        ----------------
Eugene A. Beliveau, DDS             3,748,482        59,456                 0
Byron R. Cleveland, Jr.             3,750,132        57,806                 0
Robert F. Hatem                     3,752,923        55,015                 0
Paul A. Miller                      3,736,348        71,590                 0

The following directors of the Company continued as directors after the Annual
Meeting: Kathleen I. Boshar, Malcolm W. Brawn, Thomas J. Burke, Neil H. Cullen, Richard Hart Harrington and Marsha A. McDonough.

The stockholders also elected Robert P. Perreault as Clerk of the Company. Mr. Perreault received 3,748,838 affirmative votes, 18,976 negative votes and 10,124 absentions.

Finally, the stockholders ratified the appointment of KPMG LLP ("KPMG") as the Company's independent auditors for the fiscal year ending December 31, 2002. KPMG received 3,762,998 affirmative votes, 34,236 negative votes and 10,704 abstentions.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits
             Please see the Exhibit Index attached hereto.

         b)  Reports on Form 8-K
             None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        LSB CORPORATION AND SUBSIDIARIES
                        --------------------------------








August 13, 2002                     /s/ Paul A. Miller
                                    --------------------------------------------
                                    Paul A. Miller
                                    President and
                                    Chief Executive Officer







August 13, 2002                     /s/ John E. Sharland
                                    --------------------------------------------
                                    John E. Sharland
                                    Senior Vice President
                                    Chief Financial Officer




                                      -17

                                LSB Corporation

         Quarterly Report on Form 10-Q For Quarter Ended June 30, 2002

                                 EXHIBITS INDEX

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Added by Section 906 of the Sarbanes-Oxley Act of 2002