Form 10-Q
period 2002-09-30
LSB CORP
filed 2002-11-14
CIK 1143848

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20529


                                    FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 2002

            [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                    For the transition period from ___ to ___

                        Commission File Number 000-32955

                                   ----------

                                 LSB CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                                   ----------


              MASSACHUSETTS                                     04-3557612
     -------------------------------                      ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)


30 MASSACHUSETTS AVENUE, NORTH ANDOVER, MA                        01845
------------------------------------------                      ----------
 (Address of principal executive offices)                       (Zip Code)


                                   ----------

                                 (978) 725-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes [X]       No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes [ ]       No [X]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class                                       Outstanding as of September 30, 2002
-----                                       ------------------------------------

Common Stock, par value $.10 per share                  4,305,205 shares

                                LSB CORPORATION

                                      INDEX

                         PART I -- FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1    FINANCIAL STATEMENTS:

          Consolidated Balance Sheets                                          3
          Consolidated Statements of Income                                    4
          Consolidated Statements of Changes in Stockholders Equity            5
          Consolidated Statements of Cash Flows                                6
          Notes to Consolidated Financial Statements                           7

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

          FINANCIAL CONDITION:

          Investment Portfolio                                                 8
          Loan Portfolio                                                       9
          Loan Interest Income                                                 9
          Allowance for Loan Losses                                            9
          Risk Assets                                                         10
          Deposit Portfolio                                                   11
          Deposit Interest Expense                                            11
          Liquidity and Capital Resources                                     11

          RESULTS OF OPERATIONS:

          Three Months ended September 30, 2002 and 2001                   11-13
          Nine Months ended September 30, 2002 and 2001                    13-15

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK           15

ITEM 4    CONTROLS AND PROCEDURES                                             15

                           PART II -- OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                   16

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS                           16

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                     16

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16

ITEM 5    OTHER INFORMATION                                                   16

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                    16

SIGNATURES                                                                    17

CERTIFICATIONS                                                             18-19

EXHIBIT INDEX                                                                 20

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        LSB CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                            September 30,   December 31,
                                                                                2002           2001
                                                                            ------------    -----------
                                                                                  (In Thousands)
                                     ASSETS

Assets:
  Cash and due from banks                                                     $  7,462       $  7,457
  Federal funds sold                                                             8,687          5,705
                                                                              --------       --------
    Total cash and cash equivalents                                             16,149         13,162

  Investment securities held to maturity (market value of
    $118,608 in 2002 and $137,886 in 2001)                                     115,144        135,002
  Investment securities available for sale (amortized cost of
    $53,275 in 2002 and $38,480 in 2001)                                        54,474         38,766
  Federal Home Loan Bank stock, at cost                                          5,950          5,950
  Loans, net of allowance for loan losses                                      232,496        232,327
  Bank premises and equipment                                                    3,062          3,167
  Accrued interest receivable                                                    2,638          2,604
  Other real estate owned                                                           14             22
  Deferred income tax asset                                                      4,188          5,737
  Other assets                                                                   1,694         1,530
                                                                              --------       --------
    Total assets                                                              $435,809       $438,267
                                                                              ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Interest bearing deposits                                                   $263,714       $255,046
  Non-interest bearing deposits                                                 13,212         13,404
  Federal Home Loan Bank advances                                               94,688        102,992
  Securities sold under agreements to repurchase                                 2,450          4,220
  Other borrowed funds                                                           3,421          3,887
  Advance payments by borrowers for taxes and insurance                            611            573
  Other liabilities                                                              3,201          4,053
                                                                              --------       --------
    Total liabilities                                                          381,297        384,175
                                                                              --------       --------

Stockholders' equity:
  Preferred stock, $.10 par value per share:
    5,000,000 shares authorized, none issued                                        --            --
  Common stock, $.10 par value per share;
    20,000,000 shares authorized;
    4,387,705 and 4,379,550 shares issued and 4,305,205 and
    4,379,550 shares outstanding at September 30, 2002 and
    December 31, 2001, respectively                                                439            438
  Additional paid-in capital                                                    57,827         57,813
  Accumulated deficit                                                           (3,465)        (4,348)
  Treasury stock, at cost (82,500 shares in 2002)                               (1,080)            --
  Accumulated other comprehensive income                                           791            189
                                                                              --------       --------
    Total stockholders' equity                                                  54,512         54,092
                                                                              --------       --------
    Total liabilities and stockholders' equity                                $435,809       $438,267
                                                                              ========       ========



The accompanying note is an integral part of these unaudited financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three months ended           Nine months ended
                                                               September 30,                September 30,
                                                          -----------------------     -----------------------
                                                             2002         2001           2002         2001
                                                          ----------   ----------     ----------   ----------
                                                                    (In Thousands except share data)

Interest and dividend income:
Loans                                                     $    4,268   $    4,653     $   12,700   $   13,733
Investment securities held to maturity                         1,381        2,073          4,763        6,256
Investment securities available for sale                         410          382          1,325        1,229
Federal Home Loan Bank stock                                      56           84            167          283
Other interest and dividend income                                43           45            104          416
                                                          ----------   ----------     ----------   ----------
  Total interest and dividend income                           6,158        7,237         19,059       21,917
                                                          ----------   ----------     ----------   ----------
Interest expense:
Deposits                                                       1,433        2,499          4,510        7,981
Borrowed funds                                                 1,417        1,309          4,218        3,845
Other borrowed funds                                              73          120            234          305
                                                          ----------   ----------     ----------   ----------
  Total interest expense                                       2,923        3,928          8,962       12,131
                                                          ----------   ----------     ----------   ----------
  Net interest income                                          3,235        3,309         10,097        9,786
                                                          ----------   ----------     ----------   ----------
Provision for loan losses                                         --          125             --          175
                                                          ----------   ----------     ----------   ----------
  Net interest income after provision for loan losses          3,235        3,184         10,097        9,611
                                                          ----------   ----------     ----------   ----------
Non-interest income:
Loan servicing fees                                             (102)          76            (14)         162
Deposit account fees                                             172          157            491          430
Gains on sales of mortgage loans                                 147           52            323           90
Other income                                                     106           69            301          251
                                                          ----------   ----------     ----------   ----------
  Total non-interest income                                      323          354          1,101          933
                                                          ----------   ----------     ----------   ----------
Non-interest expense:
Salaries and employee benefits                                 1,507        1,340          4,526        3,941
Occupancy and equipment expenses                                 182          232            595          655
Professional expenses                                            170          199            537          509
Data processing expenses                                         200          179            566          515
Other expenses                                                   470          362          1,365        1,203
                                                          ----------   ----------     ----------   ----------
  Total non-interest expenses                                  2,529        2,312          7,589        6,823
                                                          ----------   ----------     ----------   ----------
  Income before income tax expense                             1,029        1,226          3,609        3,721
Income tax expense                                               334          472          1,279        1,386
                                                          ----------   ----------     ----------   ----------
Net income                                                $      695   $      754     $    2,330   $    2,335
                                                          ==========   ==========     ==========   ==========
Average shares outstanding                                 4,343,045    4,376,052      4,369,759    4,372,390
Average diluted shares outstanding                         4,515,517    4,553,049      4,544,412    4,534,072
                                                          ==========   ==========     ==========   ==========
Basic earnings per share                                  $     0.16   $     0.17     $     0.53   $     0.53
Diluted earnings per share                                $     0.15   $     0.17     $     0.51   $     0.52
                                                          ==========   ==========     ==========   ==========


The accompanying note is an integral part of these unaudited financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                             Accumulated
                                                      Additional                                 Other         Total
                                           Common       Paid-In    Accumulated    Treasury   Comprehensive  Stockholders'
                                            Stock       Capital      Deficit        Stock        Income        Equity
                                           -------    ----------   -----------    ---------  -------------  ------------
                                                               (In Thousands except share data)

Balance at December 31, 2000               $   436     $ 57,711     $ (5,956)     $     --     $    122        $52,313
Net income                                      --           --        2,335            --           --          2,335
Other comprehensive income:
  Unrealized gain on securities
  available for sale (tax effect $63)           --           --           --            --          127            127
                                                                                                               -------
    Total comprehensive income                                                                                   2,462
Exercise of stock options                        2          102           --            --           --            104
Dividends declared and paid
  ($0.30 per share)                             --           --       (1,312)           --           --         (1,312)
                                           -------     --------     --------      --------     --------        -------
Balance at September 30, 2001              $   438     $ 57,813     $ (4,933)     $     --     $    249        $53,567
                                           =======     ========     ========      ========     ========        =======


                                                                                             Accumulated
                                                      Additional                                 Other         Total
                                           Common       Paid-In    Accumulated    Treasury   Comprehensive  Stockholders'
                                            Stock       Capital      Deficit        Stock        Income        Equity
                                           -------    ----------   -----------    ---------  -------------  ------------
                                                                (In Thousands except share data)

Balance at December 31, 2001               $   438     $ 57,813     $ (4,348)     $     --     $    189        $54,092
Net income                                      --           --        2,330            --           --          2,330
Other comprehensive income:
  Unrealized gain on securities
  available for sale (tax effect $310)          --           --           --            --          602            602
                                                                                                               -------
    Total comprehensive income                                                                                   2,932
Exercise of stock options                        1           14           --            --           --             15
Dividends declared and paid
  ($0.33 per share)                             --           --       (1,447)           --           --         (1,447)
Purchase of 82,500 shares of Treasury
  Stock, at cost                                --           --           --        (1,080)          --         (1,080)
                                           -------     --------     --------      --------     --------        -------

Balance at September 30, 2002              $   439     $ 57,827     $ (3,465)     $ (1,080)    $    791        $54,512
                                           =======     ========     ========      ========     ========        =======


The accompanying note is an integral part of these unaudited financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine months ended
                                                                               September 30,
                                                                         ------------------------
                                                                            2002           2001
                                                                         ---------      ---------
                                                                              (In Thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                               $   2,330      $   2,335
Adjustments to reconcile net income to net cash provided
  by operating activities:
Provision for loan losses                                                       --            175
Gains on sales of mortgage loans                                              (323)           (90)
Gains on investment securities held to maturity                                 --            (13)
Gains on investment securities available for sale                               --             (1)
Depreciation and amortization of premises and equipment,
  investments and other assets                                               1,359            319
Loans originated for sale                                                  (22,401)        (8,157)
Proceeds from sales of mortgage loans and
  mortgage-backed securities                                                24,164          6,715
(Increase) decrease in accrued interest receivable                             (34)           481
Decrease in deferred income tax asset                                        1,239          1,238
(Increase) decrease in other assets                                           (164)            74
Increase in advance payments by borrowers                                       38            148
Decrease in other liabilities                                                 (852)           (35)
                                                                         ---------      ---------
Net cash provided by operating activities                                    5,356          3,189
                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity         287,818        437,625
Proceeds from maturities of investment securities available for sale         5,493             --
Proceeds from sales of investment securities available for sale                 --          6,119
Purchases of investment securities held to maturity                       (291,463)      (477,492)
Purchases of mortgage-backed securities held to maturity                    (2,967)        (4,335)
Purchases of investment securities available for sale                      (29,189)            --
Principal payments of securities held to maturity                           25,811         17,066
Principal payments of securities available for sale                          8,541          6,388
Purchase of other equity securities                                             --            (46)
Increase in loans, net                                                      (1,609)       (19,422)
Proceeds from payments on OREO                                                   8              8
Purchases of Bank premises and equipment                                      (236)          (234)
                                                                         ---------      ---------
Net cash provided by (used in) investing activities                          2,207        (34,323)
                                                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                     8,476          4,509
Proceeds from issuance of Federal Home Loan Bank advances                   11,000         41,120
Payments of Federal Home Loan Bank advances                                (19,304)       (26,988)
(Decrease) increase in securities sold under agreement to repurchase        (1,770)         4,474
(Decrease) increase in other borrowed funds                                   (466)            24
Treasury stock purchased                                                    (1,080)            --
Dividends paid                                                              (1,447)        (1,312)
Proceeds from exercise of stock options                                         15            104
                                                                         ---------      ---------
Net cash (used in) provided by financing activities                         (4,576)        21,931
                                                                         ---------      ---------
Net increase (decrease) in cash and cash equivalents                         2,987         (9,203)
Cash and cash equivalents, beginning of period                              13,162         22,513
                                                                         ---------      ---------
Cash and equivalents, end of period                                      $  16,149      $  13,310
                                                                         =========      =========
Cash paid during the year for:
  Interest on deposits                                                   $   4,485      $   7,976
  Interest on borrowed funds                                                 4,538          4,152
  Income taxes                                                                 252            153
Cash received during the year for:
  Income taxes                                                                 133            104
Supplemental Schedule of non-cash activities:
Net change in valuation of investment securities available for sale            912            190
                                                                         =========      =========



The accompanying note is an integral part of these unaudited financial statements.

                        LSB CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

2.   RECENT ACCOUNTING DEVELOPMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 among other things addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS No. 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and amends SFAS No. 13, "Accounting for Leases." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company. Also, when words in the present tense such as "believes," "expects," "anticipates," "continues" or similar expressions are used, forward-looking statements are being made. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future financial results of the Company and could cause the results to differ materially from those expressed in or incorporated by reference in this document. Those factors include fluctuations in interest rate, inflation, government regulations, economic conditions and competition in the geographic and business areas in which the Company conducts its operations. Factors affecting the Bank include the Bank's ability to originate loans and the ability to attract and retain deposits.

FINANCIAL CONDITION

The Company has maintained risk assets below 1% of total assets for the past several years. The Company maintains its commitment to servicing the needs of the local community in the Merrimack Valley area. The Company had total assets of $435.8 million at September 30, 2002 compared to $438.3 million at December 31, 2001. The decrease in assets was due to the following factors. The investment securities portfolio decreased by $4.2 million as of September 30, 2002 to $169.6 million from December 31, 2001 as securities matured offset by increasing federal funds sold by $3.0 million. The loan portfolio balances remained fairly consistent at $236.6 million and $236.4 million at September 30, 2002, and December 31, 2001, respectively. Deposits increased by $8.5 million at September 30, 2002 from year end 2001, with the growth primarily in NOW, money market and savings accounts which helped pay down borrowed funds of $10.5 million as these borrowings became due.

INVESTMENTS

The investment portfolio totaled $169.6 million or 38.9% of total assets at September 30, 2002, compared to $173.8 million, or 39.6% of total assets at December 31, 2001, a decrease of $4.2 million from year end. The decrease in the investment securities portfolio was the result of decreasing the Company's exposure to corporate obligations as these securities matured. Funds were reinvested in US Government Agency obligations and Asset-backed securities and helped pay down borrowed funds as they became due.

The following table reflects the components and carrying values of the investment securities portfolio at September 30, 2002 and December 31, 2001:

                                                                     9/30/02     12/31/01
                                                                    --------     --------
                                                                       (In Thousands)

Investment securities held to maturity (at amortized cost):
US Treasury obligations                                             $  6,007     $  6,022
US Government Agency obligations                                      27,286       15,966
Mortgage-backed securities                                            14,955       16,633
Asset-backed securities                                               43,581       40,337
Corporate obligations                                                 21,284       53,982
Municipal obligations                                                  2,031        2,062
                                                                    --------     --------
    Total investment securities held to maturity                    $115,144     $135,002
                                                                    ========     ========

Investment securities available for sale (at market value):
US Government Agency obligations                                    $ 31,881     $ 20,126
 Mortgage-backed securities                                            3,289        5,689
 Asset-backed securities                                              14,955        8,089
 Corporate obligations                                                 4,181        4,694
 Equity securities                                                       168          168
                                                                    --------     --------
    Total investment securities available for sale                  $ 54,474     $ 38,766
                                                                    ========     ========
Total investment securities portfolio                               $169,618     $173,768
                                                                    ========     ========


LOANS

The following table reflects the loan portfolio at September 30, 2002 and December 31, 2001:

                                                            9/30/02     12/31/01
                                                           --------     --------
                                                              (In Thousands)

Residential mortgage loans                                 $ 66,659     $ 78,605
Loans held for sale                                           2,716        4,156
Equity loans                                                 12,918       13,393
Construction loans                                           17,873       20,593
Commercial real estate loans                                114,529      100,110
Commercial loans                                             20,969       18,549
Consumer loans                                                  909          991
                                                           --------     --------
  Total loans                                               236,573      236,397
Allowance for loan losses                                    (4,077)      (4,070)
                                                           --------     --------
  Total loans, net                                         $232,496     $232,327
                                                           ========     ========

Total loans increased to $236.6 million or 54.3% of total assets at September 30, 2002 from $236.4 million or 53.9% of total assets at December 31, 2001. The residential mortgage loan balances have declined due to the current low interest rate environment in which mortgage borrowers are refinancing existing mortgages that could be sold into the secondary market. However, commercial real estate loans have increased due to origination efforts.

The following table lists the components of loan interest income for the three month and nine month periods ended September 30, 2002 and 2001:

                                       Three months ended      Nine months ended
                                       9/30/02    9/30/01      9/30/02   9/30/01
                                       -------    -------      -------   -------
                                                    (In Thousands)

Residential mortgage loans             $ 1,176    $ 1,529      $ 3,788   $ 4,451
Loans held for sale                         42         23          112        37
Equity loans                               216        281          639       866
Construction loans                         262        407          854     1,190
Commercial real estate loans             2,238      2,041        6,341     5,945
Commercial loans                           317        346          912     1,162
Consumer loans                              17         26           54        82
                                       -------    -------      -------   -------
  Total loan interest income           $ 4,268    $ 4,653      $12,700   $13,733
                                       =======    =======      =======   =======

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses for the three month and nine month periods ended September 30, 2002 and 2001:


                                       Three months ended      Nine months ended
                                       9/30/02    9/30/01      9/30/02   9/30/01
                                       -------    -------      -------   -------
                                                    (In Thousands)

Beginning balance                      $ 4,074    $ 3,783      $ 4,070   $ 3,685
Provision charged to operations             --        125           --       175
Recoveries on loans previously
   charged-off                               3          2            8        50
Loans charged-off                           --         --           (1)       --
                                       -------    -------      -------   -------
Ending balance                         $ 4,077    $ 3,910      $ 4,077   $ 3,910
                                       =======    =======      =======   =======


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

RISK ASSETS

Risk assets consist of non-performing loans and other real estate owned. Non-performing loans consist of both a) loans 90 days or more past due, and b) loans placed on non-accrual because full collection of the principal balance is in doubt. Other real estate owned (OREO) is comprised of foreclosed properties where the Company has formally received title or has possession of the collateral. Properties are carried at the lower of the investment in the related loan or the estimated fair value of the property or collateral less selling costs. Fair value of such property or collateral is determined based upon independent appraisals and other relevant factors. Management periodically reviews property values of selected risk assets and makes adjustments that such reviews indicate are warranted. Gains from sales of properties, net operating expenses and any subsequent provisions to increase the allowance for losses on real estate acquired by foreclosure are charged to other real estate owned expenses. Losses are charged to the allowance.

Total risk assets were $14 thousand at September 30, 2002. This represents a decrease of $959 thousand from December 31, 2001 and a decrease of $1.3 million from September 30, 2001. These changes were primarily attributable to a decrease in non-performing loans to zero at September 30, 2002 from $951 thousand at December 31, 2001 due to the sale of property at foreclosure auction. The Company had impaired loans of $941 thousand at December 31, 2001 and zero at September 30, 2002 and 2001, respectively.

The following table summarizes the Company's risk assets for the period ended September 30, 2002, December 31, 2001 and September 30, 2001.

                                                 9/30/02     12/31/01    9/30/01
                                                 -------     --------    -------
                                                     (Dollars in Thousands)

Non-performing loans                             $    --     $    951    $ 1,336
Other real estate owned                               14           22         24
                                                 -------     --------    -------
Total risk assets                                $    14     $    973    $ 1,360
                                                 =======     ========    =======
Risk assets as a percent of total assets            0.00%        0.22%      0.31%
                                                 =======     ========    =======

The following table shows the allowance for loan losses as a percent of total loans:

                                                 9/30/02     12/31/01    9/30/01
                                                 -------     --------    -------
                                                     (Dollars in Thousands)

Allowance for loan losses                        $ 4,077     $  4,070    $ 3,910
Allowance for loan losses as a percent
    of total loans                                  1.72%        1.72%      1.61%
                                                 =======     ========    =======

DEPOSITS

Total interest bearing deposits amounted to $263.7 million at September 30, 2002 compared to $255.0 million at December 31, 2001, an increase of $8.7 million. Included in the certificates of deposit at September 30, 2002 were brokered deposits of $2.0 million. Deposits increased overall in the NOW, savings accounts and money market investment accounts attributable to external factors.

The following table reflects the components of interest bearing deposits at September 30, 2002 and December 31, 2001:

                                                            9/30/02     12/31/01
                                                           --------     --------
                                                               (In Thousands)

NOW and Super NOW accounts                                 $ 33,084     $ 30,080
Savings accounts                                             46,099       42,531
Money market investment accounts                             61,856       57,575
Certificates of deposit                                      94,680       97,828
Retirement accounts                                          27,995       27,032
                                                           --------     --------
   Total interest bearing deposits                         $263,714     $255,046
                                                           ========     ========

The following table lists the components of deposit interest expense for the three and nine months ended September 30, 2002 and 2001:

                                        Three months ended    Nine months ended
                                        9/30/02    9/30/01    9/30/02   9/30/01
                                        -------    -------    -------   -------
                                                     (In Thousands)

NOW and Super NOW accounts              $    22    $    39    $    66   $   118
Savings deposit accounts                    106        208        325       598
Money market investment accounts            299        406        826     1,347
Certificates of deposit                     730      1,472      2,439     4,773
Retirement accounts                         276        374        854     1,145
                                        -------    -------    -------   -------
   Total deposit interest expense       $ 1,433    $ 2,499    $ 4,510   $ 7,981
                                        =======    =======    =======   =======

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank (the "Bank"). The Bank paid dividends to the Company in the amount of $3.5 million during the first nine months of 2002. The Company made payments of dividends to stockholders in the amount of $1.4 million in the first nine months of 2002. Prior to the reorganization of the Bank into a holding company structure, the Bank paid dividends to stockholders of the Bank in the amount of $874 thousand in the first six months of 2001. The Company made payments of dividends to shareholders in the amount of $438 thousand in the third quarter of 2001.

The Bank's primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (FHLB) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million secured by a blanket lien on all qualifying assets with the FHLB. The Bank has approximately $137.9 million in qualifying collateral with the FHLB as of September 30, 2002. The Bank also has a $5 million unsecured Federal Funds line of credit.

At September 30, 2002, the Company's stockholder's equity was $54.5 million as compared to $54.1 million at December 31, 2001. The increase during the first nine months of 2002 occurred due to net income of $2.3 million, a $602 thousand increase in market values on securities available for sale, net of taxes and was reduced by the declaration to pay dividends of $1.4 million and the purchase of treasury stock totaling $1.1 million. The Company's leverage ratio at September 30, 2002 and December 31, 2001 was 11.88% and 11.98%, respectively. The Company's and the Bank's total risk based capital ratios were 18.15% and 17.17% at September 30, 2002, respectively, compared with 16.97% and 16.39% at December 31, 2001, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

OVERVIEW

The Company reported net income of $695 thousand or $0.15 diluted earnings per share and $754 thousand or $0.17 diluted earnings per share for the three months ended September 30, 2002 and 2001, respectively. The decrease in net income is primarily attributable to a decrease in net interest income of $74 thousand and a decrease in non-interest income of $31 thousand coupled with an increase of $217 thousand in non-interest expenses.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the three months ended September 30, 2002 and 2001 was $3.2 million and $3.3 million, respectively. The net interest rate spread decreased to 2.57% for the quarter ended September 30, 2002 from 2.61% for the same quarter of 2001. This decrease occurred because the average balances on interest earning assets increased $12.5 million in the third quarter 2002 compared to 2001 offset by the negative impact to earnings of the acceleration of the amortization of premiums associated with Collateralized Mortgage Obligations ("CMO's") in the amount of $210 thousand due to the current low interest rate environment of mortgage loans which has decreased the duration of these investment securities and consequently the current yield in accordance with the interest method.

The following table presents the components of net interest income and net interest spread:

                                                   Income/Expense           Yield/Rate
                                                 ------------------     ------------------
                                                                Quarter Ended
                                                 -----------------------------------------
                                                 9/30/02    9/30/01     9/30/02    9/30/01
                                                 -------    -------     -------    -------
                                                            (Dollars in Thousands)
Interest income and average yield:
  Loans                                          $ 4,268    $ 4,653        7.09%      7.77%
  Investments, mortgage-backed securities
    and other earning assets                       1,890      2,584        3.92       5.80
                                                 -------    -------
      Total                                        6,158      7,237        5.68       6.93
                                                 -------    -------     -------    -------

Interest expense and average rate paid:
  Deposits                                         1,433      2,499        2.16       3.77
  Federal Home Loan Bank advances                  1,417      1,309        5.38       5.80
  Securities sold under agreements to
     repurchase and other borrowed funds              73        120        5.23       5.80
                                                 -------    -------
     Total                                         2,923      3,928        3.11       4.32
                                                 -------    -------     -------    -------
Net interest income                              $ 3,235    $ 3,309
                                                 =======    =======
Net interest rate spread                                                   2.57%      2.61%
                                                                        =======    =======

INTEREST INCOME

Interest income for the third quarter of 2002 was $6.2 million as compared to $7.2 million for the same quarter of 2001. The decrease of $1.1 million in interest income is due to $1.2 million from lower yields earned on loans and investment securities. The decrease in interest income due to lower yields was offset slightly by higher average balances, which increased interest income by $169 thousand.

Yields on loans were 7.09% and 7.77% for the quarters ended September 30, 2002 and 2001, respectively. The impact to interest income due to lower yields was $409 thousand. Higher average loan balances of $238.8 million versus $237.5 million for the quarters ended September 30, 2002 and 2001, respectively, increased interest income by $24 thousand.

Yields on investment securities were 3.92% and 5.80% for the quarters ended September 30, 2002 and 2001, respectively, decreasing interest income by $839 thousand. Higher average investment securities balances of $191.5 million versus $176.8 million for the same periods increased interest income by $145 thousand.

INTEREST EXPENSE

Interest expense for the third quarter of 2002 totaled $2.9 million, a decrease of $1.0 million from the same quarter of 2001. This decrease is primarily due to lower rates paid on interest bearing liabilities, which impacted interest expense by $1.1 million. Higher average balances of deposits and borrowed Funds resulted in a $169 thousand increase in interest expense.

Rates on deposits were 2.16% and 3.77% for the quarters ended September 30, 2002 and 2001, respectively. This decrease resulted in interest expense decreasing by $1.1 million. Average deposit balances were $263.4 million versus $263.1 million for the same periods, which resulted in a minimal impact to interest expense.

Rates on FHLB advances were 5.38.% and 5.80% for the third quarters of 2002 and 2001, respectively. The decrease in rates paid on FHLB advances resulted in interest expense decreasing by $94 thousand. The average balances of FHLB advances increased from quarter to quarter for the same periods to $104.4 million in the third quarter 2002 from $89.5 million for the third quarter of 2001, which resulted in an increase in interest expense of $202 thousand.

Rates on short term and other borrowed funds were 5.23% and 5.80% for the third quarters of 2002 and 2001, respectively. The decrease in rates paid on these interest bearing liabilities resulted in interest expense decreasing by $12 thousand. The average balance decreased to $5.5 million in 2002 from $8.2 million in 2001, which decreased interest expense by $35 thousand.

PROVISION FOR LOAN LOSSES

The provision for loan losses was zero and $125 thousand for the quarters ended September 30, 2002 and 2001, respectively. The amount of the provision for loan losses was based on management's assessment of the adequacy of the allowance based on an evaluation of the Bank's loan portfolio.


NON-INTEREST INCOME

Non-interest income amounted to $323 thousand and $354 thousand for the quarters ended September 30, 2002 and 2001, respectively. The decrease in non-interest income was due to provisions for losses on mortgage servicing rights of $98 thousand due to the current low interest rate environment of mortgage loans. Such decrease was offset by an increase in the gains on sales of mortgage loans of $95 thousand and other income increasing overall by $37 thousand in the third quarter 2002 as compared to the same quarter in 2001.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.5. million and $2.3 million for the quarters ended September 30, 2002 and 2001, respectively. Salaries and employee benefits increased by $167 thousand in the third quarter 2002 mainly due to pension expense associated with the employees defined benefit plan and normal raises compared to the third quarter in 2001. Occupancy and equipment expenses have decreased to $182 thousand in the third quarter of 2002 from $232 thousand in 2001 due to fewer vacancies for rented office space at the corporate headquarters of the Company. Professional expenses decreased to $170 thousand in the third quarter 2002 compared to $199 thousand in the same period in 2001. The decrease was due to a reduction of legal expenses associated with collection efforts. Other expenses increased to $470 thousand for the third quarter of 2002 up from $362 thousand in the same period of 2001. This increase is due to increased stockholder expenses for printing and legal costs associated with the holding company structure.

INCOME TAXES

The Company reported an income tax expense of $334 thousand for the quarter ended September 30, 2002 or an effective income tax rate of 32.5%. This compares to an income tax expense of $472 thousand for the quarter ended September 30, 2001 or effective income tax expense of 38.5%. The decrease in the effective income tax rate was due to the following factors; The Bank has more Industrial Development Loans (bonds) and Municipal Obligations in 2002 not subject to Federal income taxes and the organizational cost associated with the holding company incurred during 2001 is not deductible for Federal income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

OVERVIEW

The Bank reported net income of $2.3 million or $0.51 diluted earnings per share and $2.3 million or $0.52 diluted earnings per share for the nine months ended September 30, 2002 and 2001, respectively. During the first nine months of 2002, there were several favorable impacts to earnings such as net interest income increasing to $10.1 million in 2002 up from $9.8 million in 2001, provisions for loan losses decreased to zero in 2002 from $175 thousand in 2001 and non-interest income increasing to $1.1 million in 2002 up from $933 thousand in 2001. Offsetting these favorable impacts to earnings were increases to non-interest expenses to $7.6 million for the period ended September 30, 2002 up from $6.8 million in the same period in 2001.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the nine months ended September 30, 2002 and 2001 was $10.1 million and $9.8 million, respectively. The net interest rate spread increased to 2.75% from 2.63%. The rates paid on interest bearing liabilities decreased more than the yield on interest bearing assets. The following table presents the components of net interest income and net interest spread:


                                                   Income/Expense           Yield/Rate
                                                 ------------------     ------------------
                                                                Quarter Ended
                                                 -----------------------------------------
                                                 9/30/02    9/30/01     9/30/02    9/30/01
                                                 -------    -------     -------    -------
                                                            (Dollars in Thousands)

Interest income and average yield:
  Loans                                          $12,700    $13,733        7.25%      8.08%
  Investments, mortgage-backed
    securities and other earning assets            6,359      8,184        4.44       6.07
                                                 -------    -------
      Total                                       19,059     21,917        5.99       7.19
                                                 -------    -------     -------    -------
Interest expense and average rate paid:
  Deposits                                         4,510      7,981        2.32       4.02
  Federal Home Loan Bank advances                  4,218      3,845        5.52       6.06
 Short-term and other borrowed funds                 234        305        4.51       7.20

      Total                                        8,962     12,131        3.24       4.56
                                                 -------    -------     -------    -------
Net interest income                              $10,097    $ 9,786
                                                 =======    =======
Net interest rate spread                                                   2.75%      2.63%
                                                                        =======    =======

INTEREST INCOME

Interest income for the first nine months of 2002 was $19.1 million as compared to $21.9 million for the same period of 2001. The decrease in interest income of $2.8 million is due to lower yields on loans and investment securities, which decreased interest income by $3.6 million. Higher average balances on loans and investment securities increased interest income by $741 thousand.

Yields on loans were 7.25% and 8.08% for the nine months ended September 30, 2002 and 2001, respectively. The impact on interest income due to lower yields was $1.4 million. Higher average loan balances of $234.1 million in 2002 versus $227.3 million in 2001 resulted in interest income increasing by $370 thousand.

Yields on investment securities decreased to 4.44% for the nine months ended September 30, 2002. This compares to yields on investment securities of 6.07% for the same period in 2001. This resulted in interest income declining by $2.2 million. Interest income during the quarter was negatively impacted by the acceleration of the amortization of premiums associated with Collateralized Mortgage Obligations for $210 thousand due to the current low interest rate environment of mortgage loans which has decreased the duration of these investment securities. Higher average balances for investment securities of $191.4 million in 2002 versus $180.2 million in 2001 resulted in interest income increasing by $371 thousand.

Other interest and dividend income declined to $104 thousand during the first nine months of 2002 from $416 thousand in the same period of 2001. The decrease is primarily attributed to a reduction in the average outstanding balances of Federal funds sold from $10.8 million at September 30, 2001 to $8.2 million at September 30, 2002 coupled with a significant decrease in rates.

INTEREST EXPENSE

Interest expense for the first nine months of 2002 and 2001 was $9.0 million and $12.1 million, respectively. The decrease of $3.1 million in interest expense is primarily due to lower rates paid on deposits and other interest bearing liabilities, which decreased interest expense by $3.8 million. Interest expense increased $760 thousand due to higher average balances for borrowed funds.

Yields on deposits were 2.32% and 4.02% for the first nine months of 2002 and 2001, respectively. This decrease resulted in interest expense decreasing by $3.4 million. Average deposit balances were $260.1 million in 2002 down slightly from $265.3 million in 2001, which resulted in interest expense declining by $89 thousand.

Declining yields on FHLB advances and short-term borrowing resulted in interest expense decreasing by $458 thousand in 2002 from 2001. However, the average balances for these interest bearing liabilities increased to $109.1 million in 2002 from $90.5 million in 2001, which increased interest expense by $760 thousand.


PROVISION FOR LOAN LOSSES

The provision for loan losses was zero and $175 thousand for the nine months ended September 30, 2002 and 2001, respectively. The amount of the provision for loan losses was based on management's assessment of the adequacy of the allowance based on an evaluation of the Bank's loan portfolio.

due to the overall asset quality of the Company.

NON-INTEREST INCOME

Non-interest income was $1.1 million and $933 thousand for the nine months ended September 30, 2002 and 2001, respectively. The increase of $168 thousand in non-interest income primarily resulted from gains on sales of mortgage loans increasing to $323 thousand in 2002 from $90 thousand in 2001. Also contributing to the increase were deposit account fees which rose $61 thousand to $491 thousand for the first nine months of 2002 compared to the same period in the prior year and other income which increased $50 thousand to $301 thousand for the same time period. Partially offsetting these increases were loan fees which decreased to a loss of $14 thousand in the first nine months of 2002 from income of $162 thousand for the same period in the prior year, resulting from provisions for losses on mortgage servicing rights of $167 thousand and $31 thousand in the first nine months of 2002 and 2001, respectively, due to the current low interest rate environment of mortgage loans.

NON-INTEREST EXPENSE

Non-interest expense was $7.6 million and $6.8 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in non-interest expense is due to salaries and employee benefits increasing to $4.5 million in 2002 up by $585 thousand over the same period in 2001 due to pension expense associated with the employees defined benefit plan plus normal raises, occupancy and equipment expenses have declined to $595 thousand for the first nine months in 2002 from $655 thousand in 2001 due to fewer vacancies of office space and less depreciation expenses for computers. Professional expense increased to $537 thousand for the nine months ended of 2002 from $509 thousand over the same period in 2001 as the Bank continued to incur legal expenses in connection with the award of $4.2 million judgement in 1997 and the award of $1.1 million in 1999.

INCOME TAXES

The Bank reported an income tax expense of $1.3 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively, representing an effective tax rate of 35.4% and 37.2%, respectively. The decrease in the effective income tax rate was due to the following factors; The Bank has more Industrial Development Loans (bonds) and Municipal Obligations in 2002 not subject to Federal income tax and the organizational cost associated with the holding company incurred during 2001 is not deductible for Federal income taxes.

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

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of September 30, 2002 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

          a.   Exhibits.

               Please see the Exhibit Index attached hereto.

          b.   Reports on Form 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LSB CORPORATION AND SUBSIDIARIES








November 14, 2002                       /s/ Paul A. Miller
                                        --------------------------------
                                        Paul A. Miller
                                        President and
                                        Chief Executive Officer



November 14, 2002                       /s/ John E. Sharland
                                        --------------------------------
                                        John E. Sharland
                                        Senior Vice President
                                        Chief Financial Officer

                                 CERTIFICATIONS

I, Paul A. Miller, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of LSB Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                  /s/ Paul A. Miller
                                                  -----------------------------
                                                  Paul A. Miller
                                                  President and
                                                  Chief Executive Officer

I, John E. Sharland, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of LSB Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                  /s/ John E. Sharland
                                                  -----------------------------
                                                  John E. Sharland
                                                  Senior Vice President
                                                  Chief Financial Officer

                                 LSB Corporation

       Quarterly Report on Form 10-Q For Quarter Ended September 30, 2002

                                  EXHIBIT INDEX

                                                                            PAGE
                                                                            ----

99.1    Certification Pursuant to 18 U.S.C. Section 1350, adopted
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            21

99.2    Certification Pursuant to 18 U.S.C. Section 1350, adopted
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            22