Form 10-K
period 2002-12-31
LSB CORP
filed 2003-03-28
CIK 1143848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        Commission File Number 000-32955

                                 LSB CORPORATION
             (Exact name of registrant as specified in its charter)

                           Massachusetts                                              04-3557612
--------------------------------------------------------------         ---------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

         30 Massachusetts Avenue, North Andover, MA                                      01845
--------------------------------------------------------------         ---------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes    No  X
                                     ---    ----

 State the aggregate market value of the voting stock held by non-affiliates*
    of the registrant based on the closing sale price of $12.81 per share as of March 21, 2003

                            Approximately $47,832,988

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS                                       OUTSTANDING AS OF MARCH 21, 2003
-----                                       --------------------------------
Common Stock, par value $.10 per share              4,196,405 shares

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the LSB Corporation (the "Company") Annual Report to Stockholders for the fiscal year ended December 31, 2002 (the "Annual Report"), attached hereto as Exhibit (13) and the Company's Proxy Statement for the 2003 Annual Meeting (the "Proxy Statement"), attached hereto as Exhibit (20), are incorporated by reference into Parts I, II, and III of this Form 10-K. An index to the exhibits attached to this Form 10-K can be found on page 9 of this Form 10-K.

* For purposes of this calculation only, the common stock of LSB Corporation held by directors and executive officers of LSB Corporation has been treated as owned by affiliates.

                                     PART I

ITEM 1. BUSINESS

         The response is incorporated herein by reference from the discussion respectively under the captions entitled "FINANCIAL HIGHLIGHTS" on page 4, "BUSINESS" on pages 5 through 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 8 through 21 and Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 24 through 45 of the Annual Report.

ITEM 2. PROPERTIES

         The Company conducts its business at its Corporate offices in North Andover and multiple branch locations listed here. The Company believes that all of its properties are well maintained and are suitable for banking needs and operations. Rent expense for 2002 totaled $152,000. The following table sets forth the locations of the offices of the Lawrence Savings Bank (the "Bank"), the wholly owned bank subsidiary of the Company, as well as certain information relating to these offices as of December 31, 2002:

                                                                         Lease
                                                                 --------------------
                             Year                                             Current
                             Acquired           Square           Owned/       Term          Renewal
                             Or Leased          Feet             Leased       Expires       Options
                             ---------          ------           ------       -------       -------
CORPORATE OFFICES

North Andover                1992               45,315           Owned        --            --
 30 Massachusetts Ave.
 No. Andover, MA 01845

BRANCH OFFICES

Essex Street                 1998                3,432          Leased        2003          One (5) yr.
 300 Essex Street                                                                           Renewal Option
 Lawrence, MA 01840

Jackson Street               1998                2,369          Leased        2003          One (5) yr.
 20 Jackson Street                                                                          Renewal Option
 Methuen, MA 01844

West Methuen                 1979                5,234           Owned        --            --
 148 Lowell Street
 Methuen, MA 01844

Andover                      1995                2,449          Leased        2010          Two (5) yr.
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

             In one litigation matter, the Bank was awarded a $4.2 million judgment in 1997. The Bank prevailed on this appeal. The Bank expects to collect this judgment, at least in substantial part, which would have a material favorable impact on the Bank's financial statements. Post judgment interest accrues from the date of this judgment and approximates $2.3 million at December 31, 2002. However, collectibility of post judgment interest in addition to the $4.2 million award has not yet been determined.

             In another litigation matter, the Bank was awarded $1.1 million by a jury verdict, during the fourth quarter 1999, in a legal case where the Bank sought to recover damages from loans previously charged off. In 2000, the court entered final judgment for approximately $1.8 million, which includes post judgment accrued interest. This award has been appealed by defendants and collectibility of this award is subject to this appeal and other contingencies. This case was heard by the appellate court on December 11, 2002. A decision by the court has not been rendered as of March 31, 2002.

             It is management's opinion that the timing and final amounts to be collected cannot be determined at this time. Accordingly, no recognition of these judgments has been recorded in the Consolidated Financial Statements.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK EQUITY AND RELATED STOCKHOLDER MATTERS

             The response is incorporated herein by reference from the discussion under the caption "STOCKHOLDERS' INFORMATION" on page 46, the discussion under the subcaption "Capital Adequacy" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on page 18 of the Annual Report, and from the table titled "Financial Highlights" on page 4 of the Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA

             The response is incorporated herein by reference from the table titled "FINANCIAL HIGHLIGHTS" on page 4 of the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The response is incorporated herein by reference from the discussion under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 8 through 21 of the Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The response is incorporated herein by reference from the discussion under the subcaption "Interest Rate Sensitivity" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 18 through 20 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The response is incorporated herein by reference from the LSB Corporation and Subsidiary Consolidated Financial Statements and Notes thereto on pages 24 through 45 of the Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


             None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


             The response is incorporated herein by reference from the discussion under the caption "INFORMATION REGARDING DIRECTORS" on pages 5 through 6, the discussion under the caption "EXECUTIVE OFFICERS" on page 9 and the discussion under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 18 of the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION


             The response is incorporated herein by reference from the section entitled "EXECUTIVE COMPENSATION" on pages 10 through 14 of the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


             The response is incorporated herein by reference from the discussion under the caption entitled "EQUITY COMPENSATION PLAN INFORMATION" on page 16 and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 16 through 18 of the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


             The response is incorporated herein by reference from the discussion under the caption entitled "INDEBTEDNESS OF DIRECTORS AND MANAGEMENT AND CERTAIN TRANSACTIONS WITH MANAGEMENT AND OTHERS" on page 15 and 16 of the Proxy Statement.

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES


         The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of December 31, 2002 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

         There were no significant changes in the Company's internal controls or, to the company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a) (1) Financial Statements: The following LSB Corporation and Subsidiary Consolidated Financial Statements are incorporated herein by reference from the Annual Report, listed below and attached as Exhibit (13).

                                                      PAGE NUMBER(S) IN ANNUAL
                                                              REPORT
                                                              ------
            Report of Management Responsibility                  22
            Independent Auditors' Report                         23
            Consolidated Balance Sheets as of                    24
              December 31, 2002 and 2001
            Consolidated Statements of Operations                25
              for the years ended December 31,
              2002, 2001 and 2000
            Consolidated Statements of Changes                   26
              in Stockholders' Equity for the
              years ended December 31, 2002,
              2001 and 2000
            Consolidated Statements of Cash Flows                27
              for the years ended December 31, 2002,
              2001 and 2000
            Notes to Consolidated Financial Statements        28-45

(a)  (2)    Financial Statement Schedules:

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

            Exhibits:

            (2)            Plan of Reorganization*

            (3)(i)         Articles of incorporation*

            (3)(ii)        Corporate By-Laws, as amended*

            (3)(iii) Certificate of vote of directors establishing a series of a class of stock*

            (4.1) Specimen certificate of shares of common stock of the Company*

            (4.2)          Rights Agreement dated as of December 12, 1996*

            (10.1) Employment Agreement by and between the Bank and Paul A. Miller dated April 21, 1989*

            (10.2) Amendment dated December 23, 1992 to Employment Agreement dated April 21, 1989*

            (10.3) Amendment dated May 25, 2000 to Employment Agreement dated April 21, 1989*

            (10.4) Employment Agreement by and between the Bank and Robert P. Perreault dated May 9, 1986*

            (10.5) Amendment dated December 23, 1992 to Employment Agreement dated May 9, 1986*

            (10.6) Special Termination Agreement by and between the Bank and Robert P. Perreault dated May 9, 1986*

            (10.7) Amendment dated May 25, 2000 to Special Termination Agreement dated May 9, 1986*

            (10.8) Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1989*

            (10.9) Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1996*

            (10.10) Employment Agreement by and between the Bank and Jeffrey W. Leeds dated February 24, 2000*

            (10.11) Employment Agreement by and between the Bank and Timothy L. Felter dated February 24, 2000*

            (10.12) Employment Agreement by and between the Bank and John E. Sharland dated February 24, 2000*

            (10.13) Employment Agreement by and between the Bank and Richard J. D'Ambrosio dated February 24, 2000*

            (10.14)        Lawrence Savings Bank 1986 Stock Option Plan*

            (10.15)        Lawrence Savings Bank 1997 Stock Option Plan*

            (13)           2002 Annual Report to Shareholders of LSB Corporation

            (20)           2003 Proxy Statement

            (21) Subsidiary of LSB Corporation and subsidiaries of Lawrence Savings Bank

            (23.1)         Consent of KPMG LLP


            * Incorporated herein by reference from LSB Corporation Form 8-K filed July 2, 2001.


(d)         Financial Statement Schedules:

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

DATE:       March 27, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the LSB Corporation and in the capacities and on the dates indicated.


SIGNATURE                             TITLE                                           DATE
---------                             -----                                           ----
/s/ Paul A. Miller                    President, Chief Executive Officer and          March 27, 2003
--------------------------------      Director
 Paul A. Miller                       (Principal Executive Officer)

/s/ John E. Sharland                  Senior Vice President, Chief Financial          March 27, 2003
--------------------------------      Officer (Principal Financial and Principal
John E. Sharland                      Accounting Officer)

/s Thomas J. Burke                    Chairman of the Board                           March 27, 2003
--------------------------------
Thomas J. Burke                       Director

/s/ Eugene A. Beliveau                Director                                        March 27, 2003
--------------------------------
Eugene A. Beliveau

/s/ Malcolm W. Brawn                  Director                                        March 27, 2003
--------------------------------
Malcolm W. Brawn

                                      Director                                        March 27, 2003
--------------------------------
Byron R. Cleveland, Jr.

/s/ Neil H. Cullen                    Director                                        March 27, 2003
--------------------------------
Neil H. Cullen

/s/ Robert F. Hatem                   Director                                        March 27, 2003
--------------------------------
Robert F. Hatem

/s/ Richard Hart Harrington           Director                                        March 27, 2003
--------------------------------
Richard Hart Harrington

/s/ Marsha A. McDonough               Director                                        March 27, 2003
--------------------------------
Marsha A. McDonough

/s / Kathleen Boshar Reynolds         Director                                        March 27, 2003
--------------------------------
Kathleen Boshar Reynolds

                                    CERTIFICATIONS
I, Paul A. Miller, certify that:

1. I have reviewed this annual report on Form 10-K of LSB Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the Consolidated Financial Statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


                                      /s/ Paul A. Miller
                                      -------------------------
                                      Paul A. Miller
                                      President and
                                      Chief Executive Officer

I, John E. Sharland, certify that:

1. I have reviewed this annual report on Form 10-K of LSB Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the Consolidated Financial Statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003



       /s/ John E. Sharland
       ------------------------
       John E. Sharland
       Senior Vice President
       Chief Financial Officer

                     INDEX TO EXHIBITS ATTACHED TO FORM 10-K

ITEM DESCRIPTION
----------------

(13)     2002 Annual Report to Shareholders of LSB Corporation

(20)     2003 Proxy Statement

(21)     Subsidiary of the LSB Corporation and Lawrence Savings Bank

(23.1)   Consent of KPMG LLP