Form 10-Q
period 2003-03-31
LSB CORP
filed 2003-05-12
CIK 1143848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20529

                                    FORM 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                    For the transition period from ___ to ___

                        Commission File Number 000-32955
                        --------------------------------

                                 LSB CORPORATION
             (Exact name of Registrant as specified in its Charter)
                        --------------------------------

         MASSACHUSETTS                                          04-3557612
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

30 MASSACHUSETTS AVENUE, NORTH ANDOVER, MA                         01845
(Address of principal executive offices)                         (Zip Code)

                        --------------------------------

                                 (978) 725-7500
              (Registrant's telephone number, including area code)
                        --------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   [X]                                      No   [ ]

         Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes   [ ]                                      No   [X]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                           Outstanding as of March 31, 2003
-----                                           --------------------------------

Common Stock, par value $.10 per share                  4,204,362 shares

                         LSB CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                             Page
                                                                             -----
                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS:

        Consolidated Balance Sheets                                              3
        Consolidated Statements of Income                                        4
        Consolidated Statements of Changes in Stockholders' Equity               5
        Consolidated Statements of Cash Flows                                    6
        Notes to Consolidated Financial Statements                             7-8

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS:

        Financial Condition:

        Investment Portfolio                                                  9-10
        Loan Portfolio                                                          11
        Loan Interest Income                                                    11
        Allowance for Loan Losses                                            11-12
        Risk Assets                                                             12
        Deposit Portfolio                                                    12-13
        Deposit Interest Expense                                                13

        Results of Operations:

        Three Months ended March 31, 2003 and 2002                           14-16
        Liquidity and Capital Resources                                         16

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK               17

ITEM 4  CONTROLS AND PROCEDURES                                                 17

                       PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS                                                       18

ITEM 2  CHANGES IN SECURITIES                                                   18

ITEM 3  DEFAULTS UPON SENIOR SECURITIES                                         18

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     18

ITEM 5  OTHER INFORMATION                                                       18

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K                                        18

SIGNATURES                                                                      19

CERTIFICATIONS                                                               20-21

EXHIBIT INDEX                                                                   22

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LSB CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,   December 31,
                                                                                    2003          2002
                                                                                -----------   ------------
                                                                                (Unaudited)
                                                                                     (In Thousands)
                                         ASSETS
Assets:
  Cash and due from banks                                                       $     6,665   $      7,136
  Federal funds sold                                                                 18,583          9,633
                                                                                -----------   ------------
    Total cash and cash equivalents                                                  25,248         16,769

  Investment securities held to maturity (market value of
    $109,367 in 2003 and $116,321 in 2002)                                          106,586        113,325
  Investment securities available for sale (amortized cost of
    $62,233 in 2003 and $52,055 in 2002)                                             63,278         53,084
  Federal Home Loan Bank stock, at cost                                               5,950          5,950
  Loans, net of allowance for loan losses                                           224,540        238,960
  Bank premises and equipment                                                         2,949          3,050
  Accrued interest receivable                                                         2,348          2,459
  Deferred income tax asset                                                           3,411          3,686
  Other assets                                                                        1,477          1,851
                                                                                -----------   ------------
    Total assets                                                                $   435,787   $    439,134
                                                                                ===========   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Interest bearing deposits                                                     $   266,471   $    265,283
  Non-interest bearing deposits                                                      13,331         14,182
  Federal Home Loan Bank advances                                                    93,781         94,237
  Securities Sold under Agreements to Repurchase                                      2,664          3,950
  Other borrowed funds                                                                2,134          3,404
  Advance payments by borrowers for taxes and insurance                                 588            518
  Other liabilities                                                                   3,557          3,501
                                                                                -----------   ------------
    Total liabilities                                                               382,526        385,075
                                                                                -----------   ------------

Stockholders' equity:
  Preferred stock, $.10 par value per share:
    5,000,000 shares authorized, none issued                                              -             -
  Common stock, $.10 par value per share;
    20,000,000 shares authorized;
    4,423,662 and 4,389,705 shares issued at March 31, 2003 and
    December 31, 2002, respectively, and 4,204,362 and 4,253,205 shares
    outstanding at March 31, 2003 and December 31, 2002                                 442            439
  Additional paid-in capital                                                         58,009         57,845
  Accumulated deficit                                                                (3,123)        (3,168)
  Treasury stock, at cost (219,300 and 136,500 shares at March 31, 2003
    and December 31, 2002, respectively)                                             (2,758)        (1,736)
  Accumulated other comprehensive income                                                691            679
                                                                                -----------   ------------
    Total stockholders' equity                                                       53,261         54,059
                                                                                -----------   ------------
    Total liabilities and stockholders' equity                                  $   435,787   $    439,134
                                                                                ===========   ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         LSB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                     2003                  2002
                                                                 -----------           -----------
                                                                 (In Thousands, except share data)
Interest and dividend income:
Loans                                                            $     3,948           $     4,256
Investment securities held to maturity                                 1,129                 1,654
Investment securities available for sale                                 493                   415
Federal Home Loan Bank stock                                              51                    55
Other interest and dividend income                                        41                    41
                                                                 -----------           -----------
  Total interest and dividend income                                   5,662                 6,421
                                                                 -----------           -----------

Interest expense:
Deposits                                                               1,150                 1,594
Borrowed funds                                                         1,203                 1,412
Securities sold under agreements to repurchase                             5                    15
Other borrowed funds                                                      41                    82
                                                                 -----------           -----------
  Total interest expense                                               2,399                 3,103
                                                                 -----------           -----------
  Net interest income                                                  3,263                 3,318
                                                                 -----------           -----------

Provision for loan losses                                                  -                     -
                                                                 -----------           -----------
  Net interest income after provision for loan losses                  3,263                 3,318
                                                                 -----------           -----------

Non-interest income:
Loan servicing fees                                                     (130)                   76
Deposit account fees                                                     163                   156
Gains on sales of mortgage loans                                         149                   111
Other income                                                              98                    86
                                                                 -----------           -----------
  Total non-interest income                                              280                   429
                                                                 -----------           -----------

Non-interest expense:
Salaries and employee benefits                                         1,651                 1,537
Occupancy and equipment expenses                                         220                   199
Professional expenses                                                    201                   147
Data processing expenses                                                 181                   163
Other expenses                                                           419                   413
                                                                 -----------           -----------
  Total non-interest expenses                                          2,672                 2,459
                                                                 -----------           -----------
  Income before income tax expense                                       871                 1,288
Income tax expense                                                       321                   472
                                                                 -----------           -----------

Net income                                                       $       550           $       816
==================================================================================================

Average shares outstanding                                         4,214,363             4,381,974
Average diluted shares outstanding                                 4,357,883             4,550,976
==================================================================================================

Basic earnings per share                                         $      0.13           $      0.19
Diluted earnings per share                                       $      0.13           $      0.18
==================================================================================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         LSB CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                            Accumulated
                                                   Additional                                  Other           Total
                                          Common    Paid-In      (Accumulated   Treasury   Comprehensive   Stockholders'
                                          Stock     Capital        Deficit)      Stock         Income          Equity
                                          ------------------------------------------------------------------------------
                                                                (In Thousands)
Balance at December 31, 2001               $ 438    $ 57,813       $ (4,348)      $   -       $  189         $ 54,092
Net income                                     -           -            816           -            -              816
Other comprehensive income:
  Unrealized gain on securities
  available for sale (tax effect $44)          -           -              -           -           83               83
                                                                                                             ========
    Total comprehensive income                                                                                    899
Dividends declared and paid
  ($0.11 per share)                            -           -           (482)          -            -             (482)
                                           -----    --------       --------       -----       ------         --------

Balance at March 31, 2002                  $ 438    $ 57,813       $ (4,014)      $   -       $  272         $ 54,509
                                           =====    ========       ========       =====       ======         ========

                                                                                           Accumulated
                                                   Additional                                  Other           Total
                                          Common    Paid-In      (Accumulated   Treasury   Comprehensive   Stockholders'
                                          Stock     Capital        Deficit)      Stock         Income          Equity
                                          ------------------------------------------------------------------------------
                                                                (In Thousands)
Balance at December 31, 2002               $ 439    $ 57,845       $ (3,168)    $ (1,736)     $  679         $ 54,059
Net income                                     -           -            550            -           -              550
Other comprehensive income:
  Unrealized gain on securities
  available for sale (tax effect $4)           -           -              -            -          12               12
                                                                                                             --------
    Total comprehensive income                                                                                    562
Exercise of stock options                      3         164              -            -           -              167
Dividends declared and paid
  ($0.12 per share)                            -           -           (505)           -           -             (505)
Purchase of  82,800 shares of Treasury
  Stock, at cost                               -           -              -       (1,022)          -           (1,022)
                                           -----    --------       --------     --------      ------         --------

Balance at March 31, 2003                  $ 442    $ 58,009       $ (3,123)    $ (2,758)     $  691         $ 53,261
                                           =====    ========       ========     ========      ======         ========

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         LSB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                         2003           2002
                                                                                      ---------      ---------
                                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $     550      $     816
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of mortgage loans                                                           (149)          (111)
Net amortization of investment securities                                                   348            139
Depreciation of premises and equipment                                                      114            116
Loans originated for sale                                                                (5,881)        (5,911)
Proceeds from sales of mortgage loans                                                     6,511          8,706
Decrease (increase) in accrued interest receivable                                          111           (141)
Decrease in deferred income tax asset                                                       271            397
Decrease (increase) in other assets                                                         371           (157)
Increase in advance payments by borrowers                                                    70             36
Increase (decrease) in other liabilities                                                     56           (366)
                                                                                      ---------      ---------

Net cash provided by operating activities                                                 2,372          3,524
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity                      134,400        158,745
Proceeds from maturities of investment securities available for sale                      2,000              _
Purchases of investment securities held to maturity                                    (123,868)      (155,531)
Purchases of mortgage-backed securities held to maturity                                (15,304)             -
Purchases of investment securities available for sale                                    (4,165)       (18,092)
Purchase of mutual fund available for sale                                               (1,000)             -
Purchases of mortgage-backed securities available for sale                               (8,461)             -
Principal payments of securities held to maturity                                        11,259          6,593
Principal payments of securities available for sale                                       1,352          3,780
Decrease in loans, net                                                                   13,939          2,103
Proceeds from payments on OREO                                                                3              3
Purchases of Bank premises and equipment                                                    (13)           (50)
                                                                                      ---------      ---------

Net cash provided by (used in) investing activities                                      10,142         (2,449)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                                    337          3,305
Payments of Federal Home Loan Bank advances                                                (456)        (3,431)
Net (decrease) increase in agreements to repurchase securities                           (1,286)           812
Decrease in other borrowed funds                                                         (1,270)           (16)
Treasury stock purchased                                                                 (1,022)             -
Dividends paid                                                                             (505)          (482)
Proceeds from exercise of stock options                                                     167              -
                                                                                      ---------      ---------

Net cash (used in) provided by financing activities                                      (4,035)           188
--------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                 8,479          1,263
Cash and cash equivalents, beginning of period                                           16,769         13,162
                                                                                      ---------      ---------
Cash and cash equivalents, end of period                                              $  25,248      $  14,425
==============================================================================================================
Cash paid during the period for:
  Interest on deposits                                                                $   1,134      $   1,594
  Interest on borrowed funds                                                              1,253          1,525
  Income taxes                                                                              115             80

Supplemental Schedule of non-cash activities:
  Net change in valuation of investment securities available for sale                        16            127
==============================================================================================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         LSB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

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

The Corporation is supervised by the Board of Governors of the Federal Reserve System ("FRB"), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Division of Banks. The Bank's deposits are insured by the Bank Insurance Fund of the FDIC up to $100,000 per account, as defined by the FDIC, and the Depositors Insurance Fund ("DIF") for customer deposit amounts in excess of $100,000. The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, Lawrence Savings Bank, and its wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, Pemberton Corporation, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. Certain amounts in prior periods have been re-classified to conform to the current presentation.

The LSB Corporation's Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, management is required to make estimates and assumptions that affect amounts reported in the balance sheets and statements of operations. Actual results could differ significantly from those estimates and judgments. Material estimates that are particularly susceptible to change relate to the allowance for loan losses, income taxes and mortgage servicing rights.

The interim results of consolidated operations are not necessarily indicative of the results for any future interim period or for the entire year. These interim Consolidated Financial Statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

2.  STOCK OPTIONS

The Corporation measures compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost, if any, as the fair market value of the Company's stock at the grant date over the exercise price. All options granted have an exercise price equivalent to the fair market value at the date of grant and, accordingly, no compensation cost has been recorded. If the fair value based method of accounting for stock options had been used, the Company's net income and earnings per share would have been reduced to the proforma amounts for the quarters ended March 31, and are presented in the table which follows:

                                                   2003       2002
--------------------------------------------------------------------
(In Thousands except per share data)
Net Income:
  As Reported                                    $   550     $   816
  Pro forma                                          506         758
Basic earnings per share:
  As Reported                                    $  0.13     $  0.19
  Pro forma                                         0.12        0.17
Diluted earnings per share:
  As Reported                                    $  0.13     $  0.18
  Pro forma                                         0.12        0.17

3.  RECENT ACCOUNTING DEVELOPMENTS

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April 2003, the FASB announced it will issue new rules requiring all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options at the grant date. The FASB has not yet clarified how the fair value of the options is to be determined. The FASB plans to issue an exposure draft later this year that could become effective in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, projected or anticipated benefits or events related to other future developments involving the Company or the industry in which it operates. When verbs in the present tense such as "believes", "expects", "seeks", "anticipates", "continues", "attempts", or similar expressions are used, forward-looking statements are being made. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future financial results of the Company and could cause the results to differ materially from those expressed in or incorporated by reference in this document. Those factors include fluctuations in interest rates, inflation, government regulations and economic conditions and competition, as well as, possible infrastructure disruptions due to weather, terrorist activity, computer capacity overload or other factors in the geographic and business areas in which the Company conducts its operations. As a result of such risks and uncertainties, the Company's actual results may differ materially from such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation to publicly release revisions to any such forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

OVERVIEW

The Company has maintained risk assets below 1% of total assets for the past several years. The Company maintains its commitment to servicing the needs of the local community in the Merrimack Valley area. The Company had total assets of $435.8 million at March 31, 2003 compared to $439.1 million at December 31, 2002. The decrease in asset size at March 31, 2003 from December 31, 2002 is due to the pay down of $3.0 million in borrowed funds as these became due. The cash used came from the payoff of loans which decreased the loan portfolios by $14.4 million. The additional cash was used to purchase investment securities and Federal funds.

INVESTMENTS

The investment securities portfolio totaled $169.9 million or 39.0% of total assets at March 31, 2003, compared to $166.4 million, or 37.9% of total assets at December 31, 2002, an increase of $3.5 million from year-end. The change in mix in the investment securities portfolio was the result of maturities in U.S. Treasury obligations, U.S. Government Agency obligations and Commercial Paper included in Corporate obligations. Funds were reinvested in Mortgage-backed Securities ("MBS") and Collateralized Mortgage obligations ("CMO"). All CMO's are included in the Asset-backed Securities category. The increase in investment securities was the result of the utilization of excess funds from loan payoffs. Federal funds increased by $8.9 million.

The following table reflects the components and carrying values of the investment securities portfolio at March 31, 2003 and December 31, 2002:

                                                                       3/31/03          12/31/02
                                                                       -------          --------
                                                                            (In Thousands)
Investment securities held to maturity (at amortized cost):
 US Treasury obligations                                            $         -       $      6,002
 US Government Agency obligations                                         22,191            26,243
 Mortgage-backed securities                                               24,970            13,440
 Asset-backed securities                                                  39,456            32,551
 Corporate obligations                                                    16,947            33,068
 Municipal obligations                                                     3,022             2,021
                                                                    ------------      ------------
    Total investment securities held to maturity                    $    106,586      $    113,325
                                                                    ============      ============

Investment securities available for sale (at market value):
 US Government Agency obligations                                   $     31,951      $     31,820
 Mortgage-backed securities                                               11,019             2,850
 Asset-backed securities                                                  14,991            12,079
 Corporate obligations                                                     4,158             4,167
 Municipal obligations                                                         -             2,000
 Mutual Funds                                                                991                 -
 Equity securities                                                           168               168
                                                                    ------------      ------------
    Total investment securities available for sale                  $     63,278      $     53,084
                                                                    ============      ============
Total investment securities portfolio                               $    169,864      $    166,409
                                                                    ============      ============

LOANS

The following table reflects the loan portfolio at March 31, 2003 and December 31, 2002:

                                      3/31/03      12/31/02
                                      -------      --------
                                         (In Thousands)
Residential mortgage loans          $    56,478   $    60,140
Loans held for sale                       2,098         2,579
Equity loans                             10,697        11,490
Construction loans                       19,860        23,502
Commercial real estate loans            108,049       112,745
Commercial loans                         30,968        32,017
Consumer loans                              560           654
                                    -----------   -----------
  Total loans                           228,710       243,127
Allowance for loan losses                (4,170)       (4,167)
                                    -----------   -----------
  Total loans, net                  $   224,540   $   238,960
                                    ===========   ===========

Total loans decreased to $228.7 million or 52.5% of total assets at March 31, 2003 from $243.1 million or 55.4% of total assets at December 31, 2002. The residential mortgage loan balances have declined due to the current low interest rate environment in which mortgage borrowers are refinancing existing mortgages and sales into the secondary market. Commercial real estate loans have declined due to payoffs.

The following table lists the components of loan interest income for the three months ended March 31, 2003 and 2002:

                                      Three months ended
                                      3/31/03     3/31/02
                                      -------     -------
                                        (In Thousands)
Residential mortgage loans           $     941    $  1,317
Loans held for sale                         27          47
Equity loans                               160         212
Construction loans                         339         320
Commercial real estate loans             2,068       2,046
Commercial loans                           401         295
Consumer loans                              12          19
                                     ---------    --------
  Total loan interest income         $   3,948    $  4,256
                                     =========    ========

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002:

                                                 Three months ended
                                                3/31/03      3/31/02
                                                -------      -------
                                                   (In Thousands)
Beginning balance                               $  4,167    $  4,070

Provision charged to operations                        -           -

Recoveries on loans previously charged-off             3           1

Loans charged-off                                      -           -
                                                --------    --------

Ending balance                                  $  4,170    $  4,071
                                                ========    ========

The balance of the allowance for loan losses reflects management's assessment of losses and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company's regular review of individual loans, and economic conditions are primary factors in establishing allowance levels. Management believes the allowance level is adequate to absorb estimated credit losses associated with the loan and lease portfolio, including all binding commitments to lend and off-balance sheet credit instruments. The allowance for loan losses reflects information available to management at the end of each period.

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

Total risk assets were $32 thousand at March 31, 2003. This represents an increase of $19 thousand from December 31, 2002 and an increase of $3 thousand from March 31, 2002. These changes were primarily attributable to an increase in non-performing loans to $23 thousand at March 31, 2003 from $1 thousand at December 31, 2002 and $10 thousand at March 31, 2002. The Company had no impaired loans at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

The following table summarizes the Company's risk assets for the period ended March 31, 2003, December 31, 2002 and March 31, 2002.

                                                 3/31/03   12/31/02   3/31/02
                                                 -------   --------   -------
                                                     (Dollars in Thousands)
Non-performing loans                             $    23   $     1     $  10
Other real estate owned                                9        12        19
                                                 -------   -------     -----

Total risk assets                                $    32   $    13     $  29
                                                 =======   =======     =====

Risk assets as a percent of total assets            0.01%     0.00%     0.01%
                                                 =======   =======     =====

The following table shows the allowance for loan losses as a percent of total loans:

                                                        3/31/03   12/31/02   3/31/02
                                                        -------   --------   -------
                                                            (Dollars in Thousands)
Allowance for loan losses                               $ 4,170   $ 4,167    $ 4,071
Allowance for loan losses as a percent of total loans      1.82%     1.71%      1.76%

DEPOSITS

Total interest bearing deposits amounted to $266.5 million at March 31, 2003 compared to $265.3 million at December 31, 2002, an increase of $1.2 million. Included in the certificates of deposit at March 31, 2003 were brokered deposits of $2.0 million. The change from December 31, 2002 is due to a decrease in certificates of deposit and an increase in NOW accounts. Although the total balance of interest bearing deposits remained fairly level, the mix of deposits has changed from higher interest bearing accounts to lower interest bearing accounts.

The following table reflects the components of interest bearing deposits at March 31, 2003 and December 31, 2002:

                                                3/31/03    12/31/02
                                                -------    --------
                                                  (In Thousands)
NOW and Super NOW accounts                     $  36,958   $  35,568
Savings accounts                                  45,584      44,839
Money market investment accounts                  65,193      64,653
Certificates of deposit                           90,350      92,241
Retirement accounts                               28,386      27,982
                                               ---------   ---------
   Total interest bearing deposits             $ 266,471   $ 265,283
                                               =========   =========

The following table lists the components of deposit interest expense for the three months ended March 31, 2003 and 2002:

                                                Three months ended
                                                3/31/03    3/31/02
                                                -------    -------
                                                  (In Thousands)
NOW and Super NOW accounts                     $      10   $      22
Savings deposit accounts                              57         107
Money market investment accounts                     238         250
Certificates of deposit                              594         916
Retirement accounts                                  251         299
                                                --------   ---------
   Total deposit interest expense              $   1,150   $   1,594
                                               =========   =========

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

OVERVIEW

The Company reported net income of $550 thousand or $0.13 diluted earnings per share and $816 thousand or $0.18 diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively. The decrease in net income is primarily attributable to a decrease in net interest income of $55 thousand, a decrease in non-interest income of $149 thousand and an increase of $213 thousand in non-interest expenses.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for both the three months ended March 31, 2003 and 2002 was $3.3 million. The net interest rate spread increased to 2.79% for the quarter ended March 31, 2003 from 2.74% for the same quarter of 2002. Interest income in the first quarter of 2003 experienced an overall decrease due to a declining interest rate environment on interest earning assets and a change in the asset mix from the first quarter of 2002. Interest expense incurred a similar decline in interest rates resulting in lower rates paid on deposits and borrowed funds; however, the rates paid on borrowed funds have declined at a slower pace than deposit rates.

The following table presents the components of net interest income and net interest rate spread:

                                                            Income/Expense           Yield/Rate
                                                         ---------------------   -----------------
                                                                        Quarter Ended
                                                         -----------------------------------------
                                                          3/31/03     3/31/02    3/31/03   3/31/02
                                                          -------     --------   -------   -------
                                                                   (Dollars in Thousands)
Interest income and average yield:
  Loans                                                  $   3,948   $   4,256     6.83%     7.42%
  Investments, mortgage-backed securities
    and other earning assets                                 1,714       2,165     3.74      4.63
                                                         ---------   ---------
      Total                                                  5,662       6,421     5.46      6.17
                                                         ---------   ---------     ----      ----

Interest expense and average rate paid:
  Deposits                                                   1,150       1,594     1.76      2.52
  Federal Home Loan Bank advances                            1,203       1,412     5.19      5.59
  Securities sold under agreements to
     repurchase and other borrowed funds                        46          97     3.36      4.64
                                                         ---------   ---------
     Total                                                   2,399       3,103     2.67      3.43
                                                         ---------   ---------     ----      ----
Net interest income                                      $   3,263   $   3,318
                                                         =========   =========

Net interest rate spread                                                           2.79%     2.74%
                                                                                   ====      ====

Net interest margin                                                                3.15%     3.19%
                                                                                   ====      ====

INTEREST INCOME

Interest income for the first quarter of 2003 was $5.7 million as compared to $6.4 million for the same quarter of 2002. The decrease of $759 thousand in interest income is due to $760 thousand from lower yields earned on loans and investment securities. The decrease in interest income due to lower yields was coupled with lower average balances in investment securities, which decreased interest income by $32 thousand. Partially offsetting these declines were higher loan average balances which increased interest income by $33 thousand.

Yields on loans were 6.83% and 7.42% for the quarters ended March 31, 2003 and 2002, respectively. The impact to interest income due to lower yields was $341 thousand. Higher average loan balances of $234.6 million versus $232.6 million for the quarters ended March 31, 2003 and 2002, respectively, increased interest income by $33 thousand.

Yields on investment securities were 3.74% and 4.63% for the quarters ended March 31, 2003 and 2002, respectively, decreasing interest income by $419 thousand. Lower average investment securities balances of $186.0 million versus $189.5 million for the same periods decreased interest income by $32 thousand.

INTEREST EXPENSE

Interest expense for the first quarter of 2003 totaled $2.4 million, a decrease of $704 thousand from the same quarter of 2002. This decrease is primarily due to lower rates paid on interest bearing liabilities, which impacted interest expense by $609 thousand. Lower average balances in borrowed funds resulted in a $132 thousand decrease to interest expense; while higher average balances in deposits contributed $37 thousand to interest expense.

Rates on deposits were 1.76% and 2.52% for the quarters ended March 31, 2003 and 2002, respectively. This decrease resulted in interest expense decreasing by $481 thousand. Average deposit balances were $264.7 million versus $256.2 million for the same periods, which resulted in a $37 thousand increase to interest expense.

Rates on FHLB advances were 5.19% and 5.59% for the first quarters of 2003 and 2002, respectively. The decrease in rates paid on FHLB advances resulted in interest expense decreasing by $101 thousand. The average balances of FHLB advances decreased from quarter to quarter for the same periods to $93.9 million in the first quarter 2003 from $102.4 million for the first quarter of 2002, which resulted in a decrease in interest expense of $108 thousand.

Rates on repurchase agreements and other borrowed funds were 3.36% and 4.64% for the first quarters of 2003 and 2002, respectively. The decrease in rates paid on these interest bearing liabilities resulted in interest expense decreasing by $27 thousand. The average balance decreased to $5.5 million in 2003 from $8.5 million in 2002, which decreased interest expense by $24 thousand.

PROVISION FOR LOAN LOSSES

The provision for loan losses was zero for the quarters ended March 31, 2003 and 2002, respectively. The absence of a provision for loan losses was based on management's assessment of the adequacy of the allowance based on an evaluation of the Bank's loan portfolio.

NON-INTEREST INCOME

Non-interest income amounted to $280 thousand and $429 thousand for the quarters ended March 31, 2003 and 2002, respectively. The decrease in non-interest income was primarily due to a decline in loan fees to a loss of $130 thousand in 2003 compared to income of $76 thousand in 2002. The loss in loan fees can be attributed to provisions for losses on mortgage servicing rights ("MSR's") of $229 thousand in the first quarter of 2003 due to higher than normal prepayment speeds used in the fair value calculation of MSR's caused by the current low interest rate environment on mortgage loans. This decline was partially offset by deposit account fees increasing by $7 thousand, other income by $12 thousand and gains on the sale of mortgage loans by $38 thousand for the first quarter of 2003 from the same period in 2002.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.7 million and $2.5 million for the quarters ended March 31, 2003 and 2002, respectively. Salaries and employee benefits increased by $114 thousand in the first quarter 2003 compared to the first quarter in 2002 mainly due to pension expense associated with the employees defined benefit plan and normal raises. Occupancy and equipment expenses totaled $220 thousand in 2003, an increase of $21 thousand over 2002 due to building maintenance and repairs expenses increasing due to snow plowing. Professional expenses increased to $201 thousand in the first quarter 2003 compared to $147 thousand in the same period in 2002. The increase was due to increased legal expenses associated with collection efforts on amounts due the Bank. Data processing expenses increased to $181 thousand in the first quarter of 2003 compared to $163 thousand in the same quarter in 2002. Other expenses rose slightly to $419 thousand in 2003 from $413 thousand in 2002.

INCOME TAXES

The Company reported an income tax expense of $321 thousand for the quarter ended March 31, 2003 or an effective income tax rate of 36.9%. This compares to an income tax expense of $472 thousand for the quarter ended March 31, 2002 or effective income tax expense of 36.6%, which was fairly consistent with 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank (the "Bank"). The Bank paid dividends to the Company in the amount of $500 thousand and $1.0 million during the first three months of 2003 and 2002, respectively. The Company made payments of dividends to shareholders in the amount of $505 thousand and $482 thousand in the first quarters of 2003 and 2002, respectively.

The Bank's primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (FHLB) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank also has a $5 million unsecured Federal Funds line of credit.

At March 31, 2003, the Company's stockholder's equity was $53.3 million as compared to $54.1 million at December 31, 2002. The change during the first three months of 2003 occurred due to net income of $550 thousand, a $12 thousand increase in market values on securities available for sale, net of taxes and was reduced by the declaration of dividends of $505 thousand and stock repurchases totaling $1.0 million. The Company's leverage ratio at March 31, 2003 and December 31, 2002 was 12.06% and 12.10%, respectively. The Company's and the Bank's total risk based capital ratios were 18.72% and 18.16% at March 31, 2003, respectively, compared with 17.74% and 16.93% at December 31, 2002, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The response is incorporated herein by reference to the discussion under the sub-caption "Interest Rate Sensitivity" of the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 18 and 19 of the LSB Corporation's Annual Report for the fiscal year ended December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The response is incorporated herein by reference to the discussion under the caption "CONTINGENCIES" on page 41 of the LSB Corporation's Annual Report for the fiscal year ended December 31, 2002.

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

                         LSB CORPORATION AND SUBSIDIARY

May 9, 2003                       /s/ Paul A. Miller
                                  ---------------------------------
                                  Paul A. Miller
                                  President and
                                  Chief Executive Officer

May 9, 2003                       /s/ John E. Sharland
                                  ---------------------------------
                                  John E. Sharland
                                  Senior Vice President
                                  Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 9, 2003

                                  /s/ Paul A. Miller
                                  ---------------------------------
                                  Paul A. Miller
                                  President and
                                  Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 9, 2003

                                  /s/ John E. Sharland
                                  ---------------------------------
                                  John E. Sharland
                                  Senior Vice President
                                  Chief Financial Officer

                         LSB CORPORATION AND SUBSIDIARY

         Quarterly Report on Form 10-Q For Quarter Ended March 31, 2003

                                  EXHIBIT INDEX

                                                                                                     Page
                                                                                                     ----
99.1     Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the     23
         Sarbanes-Oxley Act of 2002

99.2     Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the     24
         Sarbanes-Oxley Act of 2002