Form 10-Q
period 2003-06-30
LSB CORP
filed 2003-08-14
CIK 1143848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20529


                                    FORM 10-Q


             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

             Yes   X                 No
                 -----                   ----
--------------------------------------------------------------------------------

         Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

             Yes                     No   X
                 -----                  -----
--------------------------------------------------------------------------------

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


Class                                            Outstanding as of June 30, 2003
-----                                            -------------------------------

Common Stock, par value $.10 per share                 4,204,362  shares

                         LSB CORPORATION AND SUBSIDIARY

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                                                  Page
                                                                                                  -----
ITEM 1    FINANCIAL STATEMENTS:

          Consolidated Balance Sheets                                                                 3
          Consolidated Statements of Income                                                           4
          Consolidated Statements of Changes in Stockholders' Equity                                  5
          Consolidated Statements of Cash Flows                                                       6
          Notes to Consolidated Financial Statements                                                7-8

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS:

          Financial Condition:

          Investment Portfolio                                                                     9-10
          Loan Portfolio                                                                             10
          Loan Interest Income                                                                       11
          Allowance for Loan Losses                                                                  11
          Risk Assets                                                                             11-12
          Deposit Portfolio                                                                          12
          Deposit Interest Expense                                                                   12


          Results of Operations:

          Three Months ended June 30, 2003 and 2002                                               13-14
          Six Months ended June 30, 2003 and 2002                                                 15-16
          Liquidity and Capital Resources                                                            17

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                  18

ITEM 4    CONTROLS AND PROCEDURES                                                                    18

                           PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                                          19

ITEM 2    CHANGES IN SECURITIES                                                                      19

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                                            19

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        19

ITEM 5    OTHER INFORMATION                                                                          19

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                                           19

SIGNATURES                                                                                           20

EXHIBIT INDEX                                                                                        21

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         LSB CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                June 30,      December 31,
                                                                                 2003             2002
                                                                              ----------       ----------

                                                                                    (In Thousands)
                                     ASSETS
Assets:
  Cash and due from banks                                                     $    7,923            7,136
  Federal funds sold                                                               6,456            9,633
                                                                              ----------       ----------
    Total cash and cash equivalents                                               14,379           16,769

  Investment securities held to maturity (market value of
   $123,403 in 2003 and $116,321 in 2002)                                        120,680          113,325
  Investment securities available for sale (amortized cost of
    $66,271 in 2003 and $52,055 in 2002)                                          67,279           53,084
  Federal Home Loan Bank stock, at cost                                            5,950            5,950
  Loans, net of allowance for loan losses                                        211,123          238,960
  Bank premises and equipment                                                      2,873            3,050
  Accrued interest receivable                                                      2,146            2,459
  Deferred income tax asset                                                        3,123            3,686
  Other assets                                                                     1,438           1,851
                                                                              ----------       ----------
    Total assets                                                              $  428,991       $  439,134
                                                                              ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Interest bearing deposits                                                   $  267,041       $  265,283
  Non-interest bearing deposits                                                   13,297           14,182
  Federal Home Loan Bank advances                                                 86,317           94,237
  Securities Sold under Agreements to Repurchase                                   2,694            3,950
  Other borrowed funds                                                             2,111            3,404
  Advance payments by borrowers for taxes and insurance                              470              518
  Other liabilities                                                                3,685            3,501
                                                                              ----------       ----------
    Total liabilities                                                            375,615          385,075
                                                                              ----------       ----------

Stockholders' equity:
  Preferred stock, $.10 par value per share:
    5,000,000 shares authorized, none issued                                           -               -
  Common stock, $.10 par value per share;
    20,000,000 shares authorized;
    4,423,662 and 4,389,705 shares issued at June 30, 2003 and December 31,
    2002, respectively, and 4,204,362 and 4,253,205 shares
    outstanding at June 30, 2003 and December 31, 2002                               443              439
  Additional paid-in capital                                                      58,018           57,845
  Accumulated deficit                                                             (2,992)          (3,168)
  Treasury stock, at cost (219,300 and 136,500 shares at June 30, 2003
     and December 31, 2002, respectively)                                         (2,758)          (1,736)
  Accumulated other comprehensive income                                             665              679
                                                                              ----------       ----------
    Total stockholders' equity                                                    53,376           54,059
                                                                              ----------       ----------
    Total liabilities and stockholders' equity                                $  428,991       $  439,134
                                                                              ==========       ==========

                 The accompanying notes are an integral part of
               these unaudited Consolidated Financial Statements.

                         LSB CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      Three months ended June 30,       Six months ended June 30,

                                                                       2003              2002             2003              2002
                                                                    -----------       -----------      -----------       -----------
                                                                                   (In Thousands, except share data)
Interest and dividend income:
Loans                                                               $     3,740       $     4,176      $     7,688       $     8,432
Investment securities held to maturity                                    1,048             1,728            2,177             3,382
Investment securities available for sale                                    463               500              956               915
Federal Home Loan Bank stock                                                 44                56               95               111
Other interest and dividend income                                           19                20               60                61
                                                                    -----------       -----------      -----------       -----------
  Total interest and dividend income                                      5,314             6,480           10,976            12,901
                                                                    -----------       -----------      -----------       -----------

Interest expense:
Deposits                                                                  1,096             1,483            2,246             3,077
Borrowed funds                                                            1,181             1,390            2,384             2,801
Securities sold under agreements to repurchase                                5                 5               10                10
Other borrowed funds                                                         34                58               75               151
                                                                    -----------       -----------      -----------       -----------
  Total interest expense                                                  2,316             2,936            4,715             6,039
                                                                    -----------       -----------      -----------       -----------
  Net interest income                                                     2,998             3,544            6,261             6,862
                                                                    -----------       -----------      -----------       -----------

Provision for loan losses                                                  --                --               --                --
                                                                    -----------       -----------      -----------       -----------
  Net interest income after provision for loan losses                     2,998             3,544            6,261             6,862
                                                                    -----------       -----------      -----------       -----------

Non-interest income:
Loan servicing fees                                                         (50)               12             (180)               88
Deposit account fees                                                        180               163              343               319
Gains on sales of mortgage loans                                            165                65              314               176
Other income                                                                 88               109              186               195
                                                                    -----------       -----------      -----------       -----------
  Total non-interest income                                                 383               349              663               778
                                                                    -----------       -----------      -----------       -----------


Non-interest expense:
Salaries and employee benefits                                            1,420             1,482            3,071             3,019
Occupancy and equipment expenses                                            202               214              422               413
Professional expenses                                                       162               220              363               367
Data processing expenses                                                    179               203              360               366
Other expenses                                                              409               482              828               895
                                                                    -----------       -----------      -----------       -----------
  Total non-interest expenses                                             2,372             2,601            5,044             5,060
                                                                    -----------       -----------      -----------       -----------
  Income before income tax expense                                        1,009             1,292            1,880             2,580
Income tax expense                                                          374               473              695               945
                                                                    -----------       -----------      -----------       -----------

Net income                                                          $       635       $       819      $     1,185       $     1,635
                                                                    ===========       ===========      ===========       ===========

Average shares outstanding                                            4,204,362         4,384,686        4,209,335         4,383,337
Average diluted shares outstanding                                    4,364,480         4,567,062        4,361,182         4,559,019
                                                                    ===========       ===========      ===========       ===========

Basic earnings per share                                            $      0.15       $      0.19      $      0.28       $      0.37
Diluted earnings per share                                          $      0.15       $      0.18      $      0.27       $      0.36
                                                                    ===========       ===========      ===========       ===========

                 The accompanying notes are an integral part of
               these unaudited Consolidated Financial Statements.

                         LSB CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                                      Accumulated
                                                               Additional                                Other          Total
                                                   Common        Paid-In   (Accumulated    Treasury   Comprehensive  Stockholders'
                                                    Stock        Capital      Deficit)       Stock       Income         Equity
                                        -----------------------------------------------------------------------------------------
                                                                           (In Thousands)


Balance at December 31, 2001                       $    438     $ 57,813     $ (4,348)     $   --       $    189      $ 54,092
Net income                                             --           --          1,635          --           --           1,635
Other comprehensive income:
  Unrealized gain on securities
  available for sale (tax effect $34)                  --           --           --            --             66            66
                                                                                                                      --------
    Total comprehensive income                                                                                           1,701
Exercise of stock options                                 1            8                                                     9
Dividends declared and paid
  ($0.22 per share)                                    --           --           (964)         --           --            (964)
                                                   --------     --------     --------      --------     --------      --------

Balance at June 30, 2002                           $    439     $ 57,821     $ (3,677)     $   --       $    255      $ 54,838
                                                   ========     ========     ========      ========     ========      ========

                                                                                                        Accumulated
                                                             Additional                                    Other         Total
                                                    Common     Paid-In     (Accumulated     Treasury   Comprehensive  Stockholders'
                                                    Stock      Capital        Deficit)       Stock        Income         Equity
                                        -------------------------------------------------------------------------------------------

Balance at December 31, 2002                        $    439     $ 57,845     $ (3,168)     $ (1,736)     $    679       $ 54,059
Net income                                              --           --          1,185          --            --            1,185
Other comprehensive income:
  Unrealized loss on securities
  available for sale (tax effect $7)                    --           --           --            --             (14)           (14)
                                                                                                                          --------
    Total comprehensive income                                                                                              1,171
Exercise of stock options                                  4          173         --            --            --              177
Dividends declared and paid
  ($0.24 per share)                                     --           --         (1,009)         --            --           (1,009)
Purchase of  82,800 shares of Treasury
  Stock, at cost                                        --           --           --          (1,022)         --           (1,022)
                                                    --------     --------     --------      --------      --------        --------

Balance at June 30, 2003                            $    443     $ 58,018     $ (2,992)     $ (2,758)     $    665       $ 53,376
                                                    ========     ========     ========      ========      ========       =========

                 The accompanying notes are an integral part of
               these unaudited Consolidated Financial Statements.

                         LSB CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                               Six months ended
                                                                                                                   June 30,
                                                                                                           ------------------------
                                                                                                              2003           2002
                                                                                                              ----           ----
                                                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                                 $   1,185      $   1,635
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of mortgage loans                                                                                (314)          (176)
Net amortization of investment securities                                                                      1,005            437
Loss on sale of investment securities available for sale                                                          14           --
Depreciation of premises and equipment                                                                           224            229
Loans originated for sale                                                                                    (17,043)       (11,579)
Proceeds from sales of mortgage loans                                                                         15,968         13,466
Decrease (increase) in accrued interest receivable                                                               313
                                                                                                                               (128)
Decrease in deferred income tax asset                                                                            570            871
Decrease (increase) in other assets                                                                              408
                                                                                                                                (11)
Decrease in advance payments by borrowers                                                                        (48)           (75)
Increase (decrease) in other liabilities                                                                         184           (635)
                                                                                                           ---------      ---------

Net cash provided by operating activities                                                                      2,466          4,034
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of mortgage backed securities available for sale                                            5,684           --
Proceeds from maturities of investment securities held to maturity                                           155,600        221,618
Proceeds from maturities of investment securities available for sale                                           7,000          3,993
Purchases of investment securities held to maturity                                                         (168,107)      (231,885)
Purchases of mortgage-backed securities held to maturity                                                     (17,937)        (2,967)
Purchases of investment securities available for sale                                                        (16,712)       (18,092)
Purchase of mutual fund available for sale                                                                    (1,000)          --
Purchases of mortgage-backed securities available for sale                                                   (14,775)          --
Principal payments of securities held to maturity                                                             22,477         15,175
Principal payments of securities available for sale                                                            5,180          6,710
Decrease (increase) in loans, net                                                                             29,226         (2,017)
Proceeds from payments on OREO                                                                                     5              5
Purchases of Bank premises and equipment                                                                         (47)          (156)
                                                                                                           ---------      ---------

Net cash provided by (used in) investing activities                                                            6,594         (7,616)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                                                         873          9,759
Additions to Federal Home Loan Bank advances                                                                   6,000           --
Payments on Federal Home Loan Bank advances                                                                   (7,920)        (3,863)
Net decrease in agreements to repurchase securities                                                           (1,256)        (2,354)
Net decrease in other borrowed funds                                                                          (1,293)          (450)
Treasury stock purchased                                                                                      (1,022)          --
Dividends paid                                                                                                (1,009)          (964)
Proceeds from exercise of stock options                                                                          177              9
                                                                                                           ---------      ---------

Net cash (used in) provided by financing activities                                                          (11,450)         8,137
------------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                                          (2,390)         4,555
Cash and cash equivalents, beginning of period                                                                16,769         13,162
                                                                                                           ---------      ---------
Cash and cash equivalents, end of period                                                                   $  14,379      $  17,717
===================================================================================================================================
Cash paid during the period for:
  Interest on deposits                                                                                     $   2,245      $   3,067
  Interest on borrowed funds                                                                                   2,515          2,992
  Income taxes                                                                                                   245            230
Supplemental Schedule of non-cash activities:
  Net change in valuation of investment securities available for sale                                            (21)           100
===================================================================================================================================

                 The accompanying notes are an integral part of
               these unaudited Consolidated Financial Statements

                         LSB CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

The LSB Corporation's Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, management is required to make estimates and assumptions that affect amounts reported in the balance sheets and statements of income. Actual results could differ significantly from those estimates and judgments. Material estimates that are particularly susceptible to change relate to the allowance for loan losses, income taxes and mortgage servicing rights.

The interim results of consolidated income are not necessarily indicative of the results for any future interim period or for the entire year. These interim Consolidated Financial Statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

2.   STOCK OPTIONS

The Corporation measures compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost, if any, as the fair market value of the Company's stock at the grant date over the exercise price. All options granted have an exercise price equivalent to the fair market value at the date of grant and, accordingly, no compensation cost has been recorded. If the fair value based method of accounting for stock options had been used, the Company's net income and earnings per share would have been reduced to the proforma amounts for the three months and six months ended June 30, and are presented in the table which follows:

                                                        Three months ended              Six months ended
                                                     6/30/03        6/30/02           6/30/03       6/30/02
                                                     -------        -------           -------       -------
                                                                  (In Thousands, except share data)
Net income:
  As Reported                                        $   635        $   819        $   1,185      $   1,635
  Pro forma                                              590            680            1,096          1,438

Basic earnings per share:
  As Reported                                        $  0.15        $   0.19       $    0.28      $    0.37
  Pro forma                                             0.14            0.16            0.26           0.33

Diluted earnings per share:
  As Reported                                        $  0.15        $   0.18       $    0.27      $    0.36
  Pro forma                                             0.14            0.15            0.25           0.32

3.   CONTINGENCIES

The Bank is a defendant in litigation brought in Massachusetts Superior Court related to transactions completed at a branch of the Bank. The claims against the Bank approximate $200,000. While the case has not been fully adjudicated, the Bank has filed for Summary Judgment. While the outcome of the litigation is uncertain management does not believe that the resolution of the litigation will have material impact upon the financial condition of the Bank. The Bank has notified its insurance carrier in the event of a loss.


4.   RECENT ACCOUNTING DEVELOPMENTS

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

FINANCIAL CONDITION

OVERVIEW

The Company has maintained risk assets below 1% of total assets for the past several years. The Company maintains its commitment to servicing the needs of the local community in the Merrimack Valley area. The Company had total assets of $429.0 million at June 30, 2003 compared to $439.1 million at December 31, 2002. The decrease in asset size at June 30, 2003 from December 31, 2002 is due to the pay down of $10.5 million in borrowed funds as advances from the FHLB became due. The cash used came from the payoff of loans which declined by $27.8 million and the reduction of $3.2 million in Federal Funds. The additional cash was used to purchase investment securities which increased by $21.6 million since December 31, 2002.

INVESTMENTS

The investment securities portfolio totaled $188.0 million or 43.8% of total assets at June 30, 2003, compared to $166.4 million, or 37.9% of total assets at December 31, 2002, an increase of $21.6 million from year-end. The change in mix in the investment securities portfolio was the result of maturities in Commercial Paper and Corporate obligations. Funds were reinvested in Mortgage-backed Securities ("MBS"), U.S. Treasury Obligations and Collateralized Mortgage obligations ("CMO"). All CMO's are included in the Asset-backed Securities category. The increase in investment securities was the result of the utilization of excess funds from loan payoffs, which decreased the loan portfolio by $27.8 million, and a decrease in Federal funds of $3.2 million. During the second quarter of 2003, sales of mortgage-backed securities available for sale totaled $5.7 million resulting in a loss of $14 thousand, which is included in other income.

The following table reflects the components and carrying values of the investment securities portfolio at June 30, 2003 and December 31, 2002:

                                                                        6/30/03       12/31/02
                                                                        -------       --------
                                                                           (In Thousands)

Investment securities held to maturity (at amortized cost):
 US Treasury obligations                                              $       -      $    6,002
 US Government Agency obligations                                         32,544         26,243
 Mortgage-backed securities                                               25,331         13,440
 Asset-backed securities                                                  46,538         32,551
 Corporate obligations                                                    13,267         33,068
 Municipal obligations                                                     3,000          2,021
                                                                      ----------     ----------
    Total investment securities held to maturity                      $  120,680     $  113,325
                                                                      ==========     ==========

Investment securities available for sale (at market value):
 US Treasury obligations                                              $    5,153     $        -
 US Government Agency obligations                                         26,842         31,820
 Mortgage-backed securities                                                9,584          2,850
 Asset-backed securities                                                  18,141         12,079
 Corporate obligations                                                     6,387          4,167
 Municipal obligations                                                         -          2,000
 Mutual Funds                                                              1,004              -
 Equity securities                                                           168            168
                                                                      ----------     ----------
    Total investment securities available for sale                    $   67,279     $   53,084
                                                                      ==========     ==========
Total investment securities portfolio                                 $  187,959     $  166,409
                                                                      ==========     ==========


LOANS

The following table reflects the loan portfolio at June 30, 2003 and December 31, 2002:

                                                     6/30/03           12/31/02
                                                    ---------         ----------
                                                          (In Thousands)

Residential mortgage loans                          $  52,442         $  60,140
Loans held for sale                                     3,968             2,579
Equity loans                                            9,650            11,490
Construction loans                                     16,923            23,502
Commercial real estate loans                          109,149           112,745
Commercial loans                                       22,692            32,017
Consumer loans                                            475               654
                                                    ---------         ---------
  Total loans                                         215,299           243,127
Allowance for loan losses                              (4,176)           (4,167)
                                                    ---------         ---------
  Total loans, net                                  $ 211,123         $ 238,960
                                                    =========         =========

Total loans decreased to $215.3 million or 50.2% of total assets at June 30, 2003 from $243.1 million or 55.4% of total assets at December 31, 2002. The residential mortgage loan balances have declined due to the current low interest rate environment in which mortgage borrowers are refinancing existing mortgages and sales into the secondary market. Construction, commercial real estate and commercial loans have declined due to payoffs.

The following table lists the components of loan interest income for the three months and six months ended June 30, 2003 and 2002: Three months ended Six months ended

                                     6/30/03         6/30/02            6/30/03           6/30/02
                                     -------         -------            -------           -------
                                           (In Thousands)                    (In Thousands)

Residential mortgage loans         $     855         $  1,295          $   1,796        $   2,612
Loans held for sale                       57               23                 84               70
Equity loans                             137              211                297              423
Construction loans                       296              272                635              592
Commercial real estate loans           2,003            2,057              4,071            4,103
Commercial loans                         382              300                783              595
Consumer loans                            10               18                 22               37
                                    --------         --------          ---------        ---------
  Total loan interest income        $  3,740         $  4,176          $   7,688        $   8,432
                                    ========         ========          =========        =========


ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses for the three months and six months ended June 30, 2003 and 2002:

                                         Three months ended                 Six months ended
                                     6/30/03         6/30/02           6/30/03            6/30/02
                                     -------         -------           -------            -------
                                         (In Thousands)                     (In Thousands)

Beginning balance                  $   4,170         $  4,071          $   4,167        $   4,070

Provision charged to operations           -                -                  -                -

Recoveries on loans previously             6                4                  9                5
  charged-off

Loans charged-off                         -               (1)                 -               (1)
                                    --------         --------          ---------        ---------

Ending balance                      $  4,176         $  4,074          $   4,176        $   4,074
                                    ========         ========          =========        =========


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

Total risk assets were $30 thousand at June 30, 2003. This represents an increase of $17 thousand from December 31, 2002 and an increase of $3 thousand from June 30, 2002. These changes were primarily attributable to an increase in non-performing loans to $23 thousand at June 30, 2003 from $1 thousand at December 31, 2002 and $10 thousand at June 30, 2002. The Company had no impaired loans at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

The following table summarizes the Company's risk assets at June 30, 2003, December 31, 2002 and June 30, 2002:

                                                            6/30/03          12/31/02          6/30/02
                                                            -------          --------          -------
                                                                     (Dollars in Thousands)

Non-performing loans                                          $23                $ 1              $10
Other real estate owned                                         7                 12               17
                                                              ---                ---              ---

Total risk assets                                             $30                $13              $27
                                                              ===                ===              ===

Risk assets as a percent of total assets                      0.01%              0.00%            0.01%
                                                              ===                ===              ===

The following table shows the allowance for loan losses as a percent of total loans at June 30, 2003, December 31, 2002 and June 30, 2002:


                                                            6/30/03         12/31/02         6/30/02
                                                            -------         --------        --------
                                                                           (Dollars in Thousands)

Allowance for loan losses                                   $ 4,176         $  4,167         $ 4,074
Allowance for loan losses as a percent of total loans          1.94%            1.71%           1.72%

The allowance for loan losses has remained fairly consistent at $4.2 million at the end of June 30, 2003 and December 31, 2002. However, allowance for loan losses as a percent of total loans has increased to 1.94% up from 1.71%. This increase is due to the lower balances in the loan portfolio at June 30, 2003 compared to December 31, 2002.

DEPOSITS

Total interest bearing deposits amounted to $267.0 million at June 30, 2003 compared to $265.3 million at December 31, 2002, an increase of $1.8 million. Included in the certificates of deposit at June 30, 2003 were brokered deposits of $2.0 million. The change from December 31, 2002 is due to an increase in money market investment accounts partially offset by a decrease in certificates of deposit accounts. Although the total balance of interest bearing deposits remained fairly level, the mix of deposits has changed from higher interest bearing accounts to lower interest bearing accounts.

The following table reflects the components of interest bearing deposits at June 30, 2003 and December 31, 2002:

                                                                              6/30/03       12/31/02
                                                                              -------       --------
                                                                                  (In Thousands)

NOW and Super NOW accounts                                                    $36,129     $   35,568
Savings accounts                                                               44,730         44,839
Money market investment accounts                                               69,201         64,653
Certificates of deposit                                                        88,597         92,241
Retirement accounts                                                            28,384         27,982
                                                                           ----------     ----------
   Total interest bearing deposits                                         $  267,041     $  265,283
                                                                           ==========     ==========

The following table lists the components of deposit interest expense for the three months and six months ended June 30, 2003 and 2002:

                                                   Three months ended          Six months ended
                                                 06/30/03      06/30/02      6/30/03       6/30/02
                                                 --------      --------    ----------     ----------
                                                    (In Thousands)              (In Thousands)

NOW and Super NOW accounts                     $       10   $        22    $       20     $       44
Savings deposit accounts                               56           112           113            219
Money market investment accounts                      229           277           467            527
Certificates of deposit                               560           793         1,154          1,709
Retirement accounts                                   241           279           492            578
                                               ----------   -----------    ----------      ---------
   Total deposit interest expense              $    1,096   $     1,483    $    2,246     $    3,077
                                               ==========   ===========    ==========     ==========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

OVERVIEW

The Company reported net income of $635 thousand or $0.15 diluted earnings per share and $819 thousand or $0.18 diluted earnings per share for the three months ended June 30, 2003 and 2002, respectively. The decrease in net income is primarily attributable to a decrease in net interest income of $546 thousand. Partially offsetting this decline were an increase of $34 thousand in non-interest income and non-interest expenses declining by $229 thousand.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the three months ended June 30, 2003 and 2002 was $3.0 million and $3.5 million, respectively. The net interest rate spread decreased to 2.51% for the quarter ended June 30, 2003 from 2.92% for the same quarter of 2002. Interest income in the second quarter of 2003 experienced an overall decrease due to a declining interest rate environment on interest earning assets and lower average loan balances outstanding from the second quarter of 2002. Interest expense incurred a similar decline in interest rates resulting in lower rates paid on deposits and borrowed funds; however, the rates paid on borrowed funds have declined at a slower pace than rates paid on deposits.

The following table presents the components of net interest income and net interest rate spread:

                                                                  Income/Expense                          Yield/Rate
                                                              ----------------------              -------------------------
                                                                                    Three Months Ended
                                                              -------------------------------------------------------------

                                                              6/30/03          6/30/02             6/30/03          6/30/02
                                                              -------          -------             -------          -------
                                                                                  (Dollars in Thousands)
Interest income and average yield:
  Loans                                                       $3,740            $4,176               6.66%           7.26%
  Investments, mortgage-backed securities
    and other earning assets                                   1,574             2,304               3.24            4.79
                                                              ------            ------
      Total                                                    5,314             6,480               5.07            6.13
                                                              ------            ------               ----            ----

Interest expense and average rate paid:
  Deposits                                                     1,096             1,483               1.65            2.28
  Federal Home Loan Bank advances                              1,181             1,390               5.19            5.59
  Securities sold under agreements to
     repurchase and other borrowed funds                          39                63               3.16            3.70
                                                              ------            ------
     Total                                                     2,316             2,936               2.56            3.21
                                                              ------            ------               ----            ----
Net interest income                                           $2,998            $3,544
                                                              ======            ======

Net interest rate spread                                                                             2.51%           2.92%
                                                                                                     ====            ====

Net interest margin                                                                                  2.86%           3.35%
                                                                                                     ====            ====

INTEREST INCOME

Interest income for the second quarter of 2003 was $5.3 million as compared to $6.5 million for the same quarter of 2002. The decrease of $1.2 million in interest income is due to $1.1 million from lower yields earned on loans and investment securities. The decrease in interest income due to lower yields was coupled with lower average loan balances, which decreased interest income by $92 thousand. Partially offsetting these declines were higher average investment securities balances which increased interest income by $16 thousand.

Yields on loans were 6.66% and 7.26% for the quarters ended June 30, 2003 and 2002, respectively. The impact to interest income due to lower yields was $344 thousand. Lower average loan balances of $225.3 million versus $230.8 million for the quarters ended June 30, 2003 and 2002, respectively, decreased interest income by $92 thousand.

Yields on investment securities were 3.24% and 4.79% for the quarters ended June 30, 2003 and 2002, respectively, decreasing interest income by $746 thousand. Higher average investment securities balances of $195.1 million versus $193.1 million for the same periods increased interest income by $16 thousand.

INTEREST EXPENSE

Interest expense for the second quarter of 2003 totaled $2.3 million, a decrease of $620 thousand from the same quarter of 2002. This decrease is primarily due to lower rates paid on interest bearing liabilities, which impacted interest expense by $521 thousand. Lower average balances in borrowed funds resulted in a $125 thousand decrease to interest expense; while higher average balances in deposits contributed $26 thousand to interest expense.

Rates on deposits were 1.65% and 2.28% for the quarters ended June 30, 2003 and 2002, respectively. This decrease resulted in interest expense decreasing by $413 thousand. Average deposit balances were $267.1 million versus $260.8 million for the same periods, which resulted in a $26 thousand increase to interest expense.

Rates on FHLB advances were 5.19% and 5.59% for the second quarters of 2003 and 2002, respectively. The decrease in rates paid on FHLB advances resulted in interest expense decreasing by $99 thousand. The average balances of FHLB advances decreased from quarter to quarter to $91.3 million in the second quarter 2003 from $99.8 million for the second quarter of 2002, which resulted in a decrease in interest expense of $110 thousand.

Rates on repurchase agreements and other borrowed funds were 3.16% and 3.70% for the second quarters of 2003 and 2002, respectively. The decrease in rates paid on these interest bearing liabilities resulted in interest expense decreasing by $9 thousand. The average balance decreased to $4.9 million in 2003 from $6.8 million in 2002, which decreased interest expense by $15 thousand.

PROVISION FOR LOAN LOSSES

The provision for loan losses was zero for the quarters ended June 30, 2003 and 2002, respectively. The absence of a provision for loan losses was based on management's assessment of the adequacy of the allowance based on an evaluation of the Bank's loan portfolio.

NON-INTEREST INCOME

Non-interest income amounted to $383 thousand and $349 thousand for the quarters ended June 30, 2003 and 2002, respectively. The increase in non-interest income was primarily due to gains on the sale of mortgage loans of $165 thousand in the second quarter of 2003 up from $65 thousand in 2002 and an increase of $17 thousand in deposit account fees. Partially offsetting these increases was a decrease in loan fees to a loss of $50 thousand in 2003 compared to income of $12 thousand in 2002. The loss in loan fees can be attributed to provisions for losses on mortgage servicing rights ("MSR's") of $72 thousand in the second quarter of 2003 due to higher than normal prepayment speeds used in the fair value calculation of MSR's caused by the current low interest rate environment on mortgage loans. Other income also declined $21 thousand from June 30, 2002 to 2003, which includes a loss on sale of a mortgage-backed security available for sale in the amount of $14 thousand.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.4 million and $2.6 million for the quarters ended June 30, 2003 and 2002, respectively. Salaries and employee benefits decreased by $62 thousand in the second quarter 2003 compared to the second quarter in 2002 mainly due to several salary reduction initiatives instituted during the second quarter of 2003 as a result of the net interest margin declining to 2.86%. Occupancy and equipment expenses totaled $202 thousand in 2003, a decrease of $12 thousand over 2002 due to fewer office space vacancies and lower building maintenance and repairs expenses. Professional expenses decreased to $162 thousand in the second quarter 2003 compared to $220 thousand in the same period in 2002. The decrease was due to decreased legal expenses. Data processing expenses decreased to $179 thousand in the second quarter of 2003 compared to $203 thousand in the same quarter in 2002. Other expenses declined to $409 thousand in 2003 from $482 thousand in 2002 due primarily to a reduction in marketing expenses of $55 thousand.

INCOME TAXES

The Company reported an income tax expense of $374 thousand for the quarter ended June 30, 2003 or an effective income tax rate of 37.1%. This compares to an income tax expense of $473 thousand for the quarter ended June 30, 2002 or effective income tax expense of 36.6%.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Overview

The Bank reported net income of $1.2 million or $0.27 diluted earnings per share and $1.6 million or $0.36 diluted earnings per share for the six months ended June 30, 2003 and 2002, respectively. During the first six months of 2003, net interest income declined to $6.3 million in 2003 down from $6.9 million in 2002. Non-interest income decreased to $663 thousand in 2003 down from $778 thousand in 2002. Non-interest expenses remained fairly consistent for the first six months of 2003 totaling $5.0 million compared to $5.1 million for the same period in 2002.

Net Interest Income From Operations

Net interest income for the six months ended June 30, 2003 and 2002 was $6.3 million and $6.9 million, respectively. The net interest rate spread decreased to 2.65% from 2.83%. The yield on interest bearing assets decreased more rapidly than the rates paid on interest bearing liabilities. The following table presents the components of net interest income and net interest spread:

                                                         Income/Expense                        Yield/Rate
                                                  ----------------------------     -------------------------------
                                                                      Six Months Ended
                                                  ----------------------------------------------------------------
                                                      6/30/03          6/30/02          6/30/03        6/30/02
                                                      -------          -------          -------        -------
                                                                             (In Thousands)
Interest income and average yield:
  Loans                                            $    7,688         $  8,432           6.74%           7.34%
  Investments, mortgage-backed
    securities and other earning assets                 3,288            4,469           3.48            4.71
                                                   ----------         --------
      Total                                            10,976           12,901           5.26            6.15
                                                   ----------         --------           ----            ----
Interest expense and average rate paid:
  Deposits                                              2,246            3,077           1.70            2.40
  Federal Home Loan Bank advances                       2,384            2,801           5.19            5.59
Securities sold under agreements to
   repurchase and other borrowed funds                     85              161           3.27            4.21
                                                    ---------          -------
      Total                                             4,715            6,039           2.61            3.32
                                                    ---------          -------           ----            ----
Net interest income                                 $   6,261          $ 6,862
                                                    =========          =======

Net interest rate spread                                                                 2.65%           2.83%
                                                                                         ====            =====

Net interest margin                                                                      3.00%           3.27%
                                                                                         ====            =====

INTEREST INCOME

Interest income for the first six months of 2003 was $11.0 million as compared to $12.9 million for the same period of 2002. The decrease in interest income of $1.9 million is due to lower yields on loans and investment securities, which decreased interest income by $1.9 million. Lower average loan and investment securities balances decreased interest income by $72 thousand.

Yields on loans were 6.74% and 7.34% for the six months ended June 30, 2003 and 2002, respectively. The impact on interest income due to lower yields was $684 thousand. Lower average loan balances of $229.9 million in 2003 versus $231.7 million in 2002 resulted in interest income decreasing by $60 thousand.

Yields on investment securities decreased to 3.48% for the six months ended June 30, 2003. This compares to yields on investment securities of 4.71% for the same period in 2002. This resulted in interest income declining by $1.2 million. Lower average investment securities balances of $190.6 million in 2003 versus $191.3 million in 2002 resulted in interest income decreasing by $12 thousand.

INTEREST EXPENSE

Interest expense for the first six months of 2003 and 2002 was $4.7 million and $6.0 million, respectively. The decrease of $1.3 million in interest expense is primarily due to lower rates paid on deposits and other interest bearing liabilities, which decreased interest expense by $1.1 million. Interest expense decreased $258 thousand due to lower average borrowed funds balances.

Rates on deposits were 1.70% and 2.40% for the first six months of 2003 and 2002 respectively. This decrease resulted in interest expense decreasing by $894 thousand. Average deposit balances were $265.9 million in 2003 up from $258.5 million in 2002, which resulted in interest expense rising by $63 thousand.

Rates on FHLB advances were 5.19% and 5.59% resulting in interest expense decreasing by $200 thousand in 2003 from 2002. The average balances for these interest bearing liabilities decreased to $92.6 million in 2003 from $101.1 million in 2002, which decreased interest expense by $218 thousand.

Rates on repurchase agreements and other borrower funds were 3.27% and 4.21% for the first six months of 2003 and 2002, respectively. This decrease resulted in a decrease of $35 thousand in interest expense. The average balances of repurchase agreements and other borrowed funds decreased to $5.2 million in 2003's first half compared to $7.7 million for 2002's first half, resulting in a decrease of $40 thousand in interest expense.

PROVISION FOR LOAN LOSSES

The provision for loan losses was zero for the six months ended June 30, 2003 and 2002, respectively. The absence of a provision for loan losses was due to the overall asset quality of the Company as of June 30, 2003 and 2002.

NON-INTEREST INCOME

Non-interest income amounted to $663 thousand and $778 thousand for the six months ended June 30, 2003 and 2002, respectively. The decrease of $115 thousand in non-interest income primarily resulted from a decrease in loan fees to a loss of $180 thousand in 2003 from income of $88 thousand in 2002. The loss in loan fees can be attributed to provisions for losses on mortgage servicing rights (MSR's) due to higher prepayment speeds used in fair value calculation of MSR's caused by the current low interest rate environment on mortgage loans. Also contributing to the decrease was a decline in other income of $9 thousand primarily attributable to a loss on sale of a mortgage-backed security of $14 thousand. Partially offsetting these decreases were gains on the sale of mortgage loans totaling $314 thousand versus $176 thousand in the first six months of 2003 and 2002, respectively, and deposit account fees which increased to $343 thousand in the first six months of 2003 from $319 thousand for the same period in the prior year, resulting from a rise in NOW account fees.

NON-INTEREST EXPENSE

Non-interest expense remained consistent and totaled $5.0 million and $5.1 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in non-interest expense is attributable to a decrease of $67 thousand in other expenses resulting mainly from a reduction in marketing expenses of $56 thousand. Salaries and employee benefits increased to $3.1 million in 2003 up by $52 thousand over the same period in 2002. Occupancy and equipment expenses have risen to $422 thousand for the first six months in 2003 from $413 thousand in 2002 due to increased building maintenance and repairs expenses due to snow plowing related to first quarter 2003 offset by lower vacancies of office space. Professional expense decreased slightly to $363 thousand for the six months ended of 2003 from $367 thousand over the same period in 2002 as the Bank's legal expenses relating to collection efforts have decreased slightly. Data processing expense decreased to $360 thousand from $366 thousand resulting from a slight decrease in service bureau charges.

INCOME TAXES

The Bank reported an income tax expense of $695 thousand and $945 thousand for the six months ended June 30, 2003 and 2002, respectively, representing an effective tax rate of 37.0% and 36.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank (the "Bank"). The Bank paid dividends to the Company in the amount of $500 thousand and $2.5 million during the first half of 2003 and 2002, respectively. The Company made payments of dividends to shareholders in the amount of $1.0 million and $964 thousand in the first six months of 2003 and 2002, respectively.

The Bank's primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (FHLB) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank also has a $5 million unsecured Federal Funds line of credit.

At June 30, 2003, the Company's stockholder's equity was $53.4 million as compared to $54.1 million at December 31, 2002. The change during the first six months of 2003 occurred due to net income of $1.2 million, a $14 thousand decrease in market values on securities available for sale, net of taxes and was reduced by the declaration of dividends of $1.0 million and stock repurchases totaling $1.0 million. The Company's leverage ratio at June 30, 2003 and December 31, 2002 was 12.18% and 12.10%, respectively. The Company's and the Bank's total risk based capital ratios were 20.19% and 19.72% at June 30, 2003, respectively, compared with 17.74% and 16.93% at December 31, 2002, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.

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

ITEM 4:  CONTROLS AND PROCEDURES

         The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15(e)) as of the date of this report, have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect the internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The response is incorporated herein by reference to the discussion under the caption "CONTINGENCIES" on page 41 of the LSB Corporation's Annual Report for the fiscal year ended December 31, 2002.

         The Bank is a defendant in litigation brought in Massachusetts Superior Court related to transactions completed at a branch of the Bank. The claims against the Bank approximate $200,000. While the case has been fully adjudicated, the Bank has filed for Summary Judgment. While the outcome of the litigation is uncertain management does not believe that the resolution of the litigation will have a material impact upon the financial condition of the Bank. The Bank has notified its insurance carrier in the event of a loss.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2003, LSB Corporation (the "Company") held its annual meeting (the "Annual Meeting").

The stockholders elected each of the following three individuals as Class A directors of the Company to serve until the 2006 Annual Meeting, with the following votes cast:

                                                                   Broker non-votes
Nominees                              For           Withheld        and Abstentions
--------                              ---           --------       ---------------

Thomas J. Burke                    3,375,913        265,937              0
Marsha A. McDonough                3,375,713        266,137              0
Kathleen Boshar Reynolds           3,375,713        266,137              0

The following directors of the Company continued as directors after the Annual
Meeting: Eugene A. Beliveau, Malcolm W. Brawn, Byron R. Cleveland, Jr., Neil H. Cullen, Richard Hart Harrington, Robert F. Hatem and Paul A. Miller

Finally, the stockholders ratified the appointment of KPMG LLP ("KPMG") as the Company's independent auditors for the fiscal year ending December 31, 2003. KPMG received 3,569,240 affirmative votes, 68,410 negative votes, and 4,200 abstentions.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits.

         Please see the Exhibit Index attached hereto.

b.       Reports on Form 8-K.

         The following is a list of Form 8-K's that have been filed by LSB Corporation with the Securities and Exchange Commission during the quarter ended June 30, 2003:

           Date Filed                         Items reported
           ----------      ----------------------------------------------------
         April 21, 2003    LSB Corporation's press release announcing the
                           Company's Earnings for the quarter ended March 31, 2003.

         April 25, 2003    LSB Corporation's press release announcing the
                           Company's Dividend to shareholders' for the second quarter 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        LSB CORPORATION AND SUBSIDIARY








August 14, 2003                         /S/ Paul A. Miller
                                        -------------------------------------
                                        Paul A. Miller
                                        President and
                                        Chief Executive Officer







August 14, 2003                         /S/ John E. Sharland
                                        ------------------------------------
                                        John E. Sharland
                                        Senior Vice President
                                        Chief Financial Officer

                         LSB CORPORATION AND SUBSIDIARY

          Quarterly Report on Form 10-Q For Quarter Ended June 30, 2003

                                  EXHIBIT INDEX

                                                                                Page
                                                                                ----
31.1     Certification of Chief Executive Officer under Section 302 of the
         Sarbanes-Oxley Act of 2002                                                22

31.2     Certification of Chief Financial Officer under Section 302 of the
         Sarbanes-Oxley Act of 2002                                                23

32.1     Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002                          24

32.2     Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002                          25