Form 10-Q
period 2003-09-30
LSB CORP
filed 2003-11-13
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529

FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[   ]     Transition Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the transition period from      to

Commission File Number 000-32955

LSB Corporation
(Exact name of Registrant as specified in its Charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-3557612 (I.R.S. Employer Identification Number)

30 Massachusetts Avenue, North Andover, MA (Address of principal executive offices)	01845 (Zip Code)

(978) 725-7500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2003

Common Stock, par value $.10 per share	4,220,462 shares

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
OVERVIEW
INVESTMENTS
LOANS
ALLOWANCE FOR LOAN LOSSES
RISK ASSETS
DEPOSITS
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
NINE MONTHS ENDED SEPTEMER 30, 2003 AND 2002
LIQUIDITY AND CAPITAL RESOURCES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4: CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EX-31.1 SECTION 302 CERTIFICATION OF THE C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF THE C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF THE C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF THE C.F.O.

LSB CORPORATION AND SUBSIDIARY

INDEX

PART I – FINANCIAL INFORMATION

		Page

ITEM 1	FINANCIAL STATEMENTS:

	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Changes in Stockholders’ Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

	Financial Condition:

	Investment Portfolio	9-10
	Loan Portfolio	10
	Loan Interest Income	11
	Allowance for Loan Losses	11
	Risk Assets	11-12
	Deposit Portfolio	12
	Deposit Interest Expense	12

	Results of Operations:

	Three Months ended September 30, 2003 and 2002	13-14
	Nine Months ended September 30, 2003 and 2002	15-16
	Liquidity and Capital Resources	17

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	18

ITEM 4	CONTROLS AND PROCEDURES	18

PART II – OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	19

ITEM 2	CHANGES IN SECURITIES	19

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5	OTHER INFORMATION	19

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES		21

EXHIBIT INDEX		22

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2003	2002

	(In Thousands)
ASSETS
Assets:
Cash and due from banks	$8,017	7,136
Federal funds sold	—	9,633

Total cash and cash equivalents	8,017	16,769

Investment securities held to maturity (market value of $145,488 in 2003 and $116,321 in 2002)	144,505	113,325
Investment securities available for sale (amortized cost of $57,680 in 2003 and $52,055 in 2002)	57,774	53,084
Federal Home Loan Bank stock, at cost	5,950	5,950
Loans, net of allowance for loan losses	201,573	238,960
Bank premises and equipment	2,808	3,050
Accrued interest receivable	2,522	2,459
Deferred income tax asset	3,120	3,686
Other assets	1,592	1,851

Total assets	$427,861	$439,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing deposits	$266,679	$265,283
Non-interest bearing deposits	13,852	14,182
Federal Home Loan Bank advances	82,346	94,237
Securities Sold under Agreements to Repurchase	2,005	3,950
Other borrowed funds	5,933	3,404
Advance payments by borrowers for taxes and insurance	538	518
Other liabilities	3,489	3,501

Total liabilities	374,842	385,075

Stockholders’ equity:
Preferred stock, $.10 par value per share:
5,000,000 shares authorized, none issued	–	–
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,439,762 and 4,389,705 shares issued at September 30, 2003 and December 31, 2002, respectively, and 4,220,462 and 4,253,205 shares outstanding at September 30, 2003 and December 31, 2002	444	439
Additional paid-in capital	58,115	57,845
Accumulated deficit	(2,844)	(3,168)
Treasury stock, at cost (219,300 and 136,500 shares at September 30, 2003 and December 31, 2002, respectively)	(2,758)	(1,736)
Accumulated other comprehensive income	62	679

Total stockholders’ equity	53,019	54,059

Total liabilities and stockholders’ equity	$427,861	$439,134

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In Thousands, except share data)
Interest and dividend income:
Loans	$3,381	$4,268	$11,069	$12,700
Investment securities held to maturity	1,176	1,381	3,353	4,763
Investment securities available for sale	367	410	1,323	1,325
Federal Home Loan Bank stock	45	56	140	167
Other interest and dividend income	8	43	68	104

Total interest and dividend income	4,977	6,158	15,953	19,059

Interest expense:
Deposits	1,013	1,433	3,259	4,510
Borrowed funds	1,117	1,417	3,502	4,218
Securities sold under agreements to repurchase	4	5	14	15
Other borrowed funds	31	68	105	219

Total interest expense	2,165	2,923	6,880	8,962

Net interest income	2,812	3,235	9,073	10,097

Provision for loan losses	–	–	–	–

Net interest income after provision for loan losses	2,812	3,235	9,073	10,097

Non-interest income:
Loan servicing fees	233	(102)	53	(14)
Deposit account fees	183	172	526	491
Gains on sales of mortgage loans	143	147	457	323
Other income	99	106	285	301

Total non-interest income	658	323	1,321	1,101

Non-interest expense:
Salaries and employee benefits	1,417	1,507	4,488	4,526
Occupancy and equipment expenses	159	182	581	595
Professional expenses	187	170	550	537
Data processing expenses	186	200	547	566
Other expenses	468	470	1,295	1,365

Total non-interest expenses	2,417	2,529	7,461	7,589

Income before income tax expense	1,053	1,029	2,933	3,609
Income tax expense	399	334	1,094	1,279

Net income	$654	$695	$1,839	$2,330

Average shares outstanding	4,214,501	4,343,045	4,211,435	4,369,759
Average diluted shares outstanding	4,412,909	4,515,517	4,378,550	4,544,412

Basic earnings per share	$0.16	$0.16	$0.44	$0.53
Diluted earnings per share	$0.15	$0.15	$0.42	$0.51

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit)	Stock	Income	Equity

	(In Thousands)
Balance at December 31, 2001	$438	$57,813	$(4,348)	$–	$189	$54,092
Net income	–	–	2,330	–	–	2,330
Other comprehensive income:
Unrealized gain on securities
available for sale (tax effect $310)	–	–	–	–	602	602

Total comprehensive income						2,932
Exercise of stock options	1	14	—	—	—	15
Dividends declared and paid ($0.33 per share)	–	–	(1,447)	–	–	(1,447)
Purchase of 82,500 shares of Treasury Stock, at cost	—	—	—	(1,080)	—	(1,080)

Balance at September 30, 2002	$439	$57,827	$(3,465)	$(1,080)	$791	$54,512

					Accumulated
		Additional			Other	Total
	Common	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit)	Stock	Income	Equity

	(In Thousands)
Balance at December 31, 2002	$439	$57,845	$(3,168)	$(1,736)	$679	$54,059
Net income	–	–	1,839	–	–	1,839
Other comprehensive income:
Unrealized loss on securities
available for sale (tax effect $318)	–	–	–	–	(617)	$(617)

Total comprehensive income						1,222
Exercise of stock options	5	270	–	–	–	275
Dividends declared and paid ($0.36 per share)	–	–	(1,515)	–	–	(1,515)
Purchase of 82,800 shares of Treasury Stock, at cost	–	–	–	(1,022)	–	(1,022)

Balance at September 30, 2003	$444	$58,115	$(2,844)	$(2,758)	$62	$53,019

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,

	2003	2002

	(In Thousands)
Cash flows from operating activities:
Net income	$1,839	$2,330
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of mortgage loans	(457)	(323)
Net amortization of investment securities	1,688	1,018
Loss on sale of investment securities available for sale	14	—
Depreciation of premises and equipment	316	341
Loans originated for sale	(20,622)	(22,401)
Proceeds from sales of mortgage loans	22,580	24,164
Increase in accrued interest receivable	(63)	(34)
Decrease in deferred income tax asset	884	1,239
Decrease (increase) in other assets	251	(164)
Increase in advance payments by borrowers	20	38
Decrease in other liabilities	(12)	(852)

Net cash provided by operating activities	6,438	5,356

Cash flows from investing activities:
Proceeds from sale of mortgage backed securities available for sale	5,684	-–
Proceeds from maturities of investment securities held to maturity	164,900	287,818
Proceeds from maturities of investment securities available for sale	7,000	5,493
Purchases of investment securities held to maturity	(198,338)	(291,463)
Purchases of mortgage-backed securities held to maturity	(38,118)	(2,967)
Purchases of investment securities available for sale	(16,712)	(29,189)
Purchase of mutual fund available for sale	(1,000)	–-
Purchases of mortgage-backed securities available for sale	(14,775)	—
Principal payments of securities held to maturity	39,369	25,811
Principal payments of securities available for sale	13,483	8,541
Decrease (increase) in loans, net	35,886	(1,609)
Proceeds from payments on OREO	8	8
Purchases of Bank premises and equipment	(74)	(236)

Net cash (used in) provided by investing activities	(2,687)	2,207

Cash flows from financing activities:
Net increase in deposits	1,066	8,476
Additions to Federal Home Loan Bank advances	—	11,000
Payments on Federal Home Loan Bank advances	(11,891)	(19,304)
Net decrease in agreements to repurchase securities	(1,945)	(1,770)
Net increase (decrease) in other borrowed funds	2,529	(466)
Treasury stock purchased	(1,022)	(1,080)
Dividends paid	(1,515)	(1,447)
Proceeds from exercise of stock options	275	15

Net cash used in financing activities	(12,503)	(4,576)

Net (decrease) increase in cash and cash equivalents	(8,752)	2,987
Cash and cash equivalents, beginning of period	16,769	13,162

Cash and cash equivalents, end of period	$8,017	$16,149

Cash paid during the period for:
Interest on deposits	$3,242	$4,485
Interest on borrowed funds	3,678	4,538
Income taxes	368	252
Cash received during the year for:
Income taxes	—	133
Supplemental Schedule of non-cash activities:
Net change in valuation of investment securities available for sale	(935)	912

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)

1.     BASIS OF PRESENTATION

LSB Corporation (the “Corporation” or the “Company”) is a Massachusetts corporation and the holding company of the wholly-owned subsidiary Lawrence Savings Bank (the “Bank”) a state-chartered Massachusetts savings bank. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank.

The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC up to $100,000 per account, as defined by the FDIC, and the Depositors Insurance Fund (“DIF”) for customer deposit amounts in excess of $100,000. The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, Lawrence Savings Bank, and its wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, Pemberton Corporation, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. Certain amounts in prior periods have been re-classified to conform to the current presentation.

The Corporation’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, management is required to make estimates and assumptions that affect amounts reported in the balance sheets and statements of income. Actual results could differ significantly from those estimates and judgments. Material estimates that are particularly susceptible to change relate to the allowance for loan losses, income taxes and mortgage servicing rights.

The interim results of consolidated income are not necessarily indicative of the results for any future interim period or for the entire year. These interim Consolidated Financial Statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

2.     STOCK OPTIONS

The Corporation measures compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost, if any, as the fair market value of the Company’s stock at the grant date over the exercise price. All options granted have an exercise price equivalent to the fair market value at the date of grant and, accordingly, no compensation cost has been recorded. If the fair value based method of accounting for stock options had been used, the Company’s net income and earnings per share would have been reduced to the proforma amounts for the three months and nine months ended September 30, and are presented in the table which follows:

	Three months ended		Nine months ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(In Thousands, except share data)
Net income:
As Reported	$654	$695	$1,839	$2,330
Pro forma	610	641	1,706	2,137
Basic earnings per share:
As Reported	$0.16	$0.16	$0.44	$0.53
Pro forma	0.14	0.15	0.41	0.49
Diluted earnings per share:
As Reported	$0.15	$0.15	$0.42	$0.51
Pro forma	0.14	0.14	0.39	0.47

3.     CONTINGENCIES

The Bank was awarded a $4.2 million judgment in 1997. The Bank prevailed on this matter in Appeals Court. The Bank expects to collect this judgment, at least in substantial part, which will have a favorable impact to the Company’s Consolidated Financial Statements. On February 13, 2002, the defendant filed bankruptcy under Chapter 7 (liquidation). Post-judgment interest accrues from the date of the judgment to February 13, 2002 and approximates $1.9 million. However, collectibility of post-judgment interest in addition to the $4.2 million award has not yet been determined.

Bids of approximately $3.3 million for the major assets were approved by the Bankruptcy Court on October 14, 2002. The net amount to be received by the Bank after taxes and bankruptcy expenses is not known at this time. However, it is not likely that the full $4.2 million judgment and post-judgment interest of $1.9 million will be collected.

It is management’s opinion the timing and final amount to be collected cannot be determined at this time. Accordingly, no recognition of this matter has been recorded in the Company’s Consolidated Financial Statements.

4.     SUBSEQUENT EVENTS

During the fourth quarter 1999, the Bank was awarded $1.1 million by a jury verdict in a legal case where the Bank sought to recover damages from loans previously charged-off. In 2000, the court entered final judgment for approximately $1.8 million, which includes accrued interest. This award was appealed by defendants. This case was heard by the Appeals Court on December 11, 2002. A decision by that court awarding the Bank $1.4 million plus statutory interest was rendered on October 21, 2003. Payment in the amount of $2 million for the satisfaction of the judgment in this case was received on October 30, 2003. This amount has not been recorded in the Company’s Consolidated Financial Statements as of September 30, 2003 because the Appeals Court’s decision was not known and the payment was not received by September 30, 2003.

5.     RECENT ACCOUNTING DEVELOPMENTS

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51”. FIN No. 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIEs expected losses, receives a majority of the VIEs expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN No. 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003 and will adopt as of December 31, 2003 for other arrangements entered into prior to January 31, 2003 per FASB Staff Position No FIN 46-6. The Company does not believe the adoption of this interpretation will have a material impact on the Company’s Consolidated Financial Statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) in this document that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, projected or anticipated benefits or events related to other future developments involving the Company or the industry in which it operates. When verbs in the present tense such as “believes”, “expects”, “seeks”, “anticipates”, “continues”, “attempts”, or similar expressions are used, forward-looking statements are being made. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future financial results of the Company and could cause the results to differ materially from those expressed in or incorporated by reference in this document. Those factors include fluctuations in interest rates, inflation, government regulations and economic conditions and competition, as well as, possible infrastructure disruptions due to weather, terrorist activity, computer capacity overload or other factors in the geographic and business areas in which the Company conducts its operations. As a result of such risks and uncertainties, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation to publicly release revisions to any such forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

OVERVIEW

The Company has maintained risk assets below 1% of total assets for the past several years. The Company maintains its commitment to servicing the needs of the local community in the Merrimack Valley area. The Company had total assets of $427.9 million at September 30, 2003 compared to $439.1 million at December 31, 2002. The decrease in asset size at September 30, 2003 from December 31, 2002 is due to the pay down of $11.3 million in borrowed funds as advances from the FHLB became due. The cash used came from the payoff of loans which declined by $37.3 million and the reduction of $9.6 million in Federal Funds. The additional cash was used to purchase investment securities which increased by $35.9 million since December 31, 2002.

INVESTMENTS

The investment securities portfolio totaled $202.3 million or 47.3% of total assets at September 30, 2003, compared to $166.4 million, or 37.9% of total assets at December 31, 2002, an increase of $35.9 million from year-end. The change in mix in the investment securities portfolio was the result of maturities in Commercial Paper, Corporate obligations and municipal obligations. Funds were reinvested in Mortgage-backed Securities (“MBS”), U.S. Government Agency Obligations and Collateralized Mortgage obligations (“CMO”). All CMO’s are included in the Asset-backed Securities category. The increase in investment securities was the result of the utilization of excess funds from loan payoffs, which decreased the loan portfolio by $37.3 million, and a decrease in Federal funds of $9.6 million. During the third quarter of 2003, sales of mortgage-backed securities available for sale totaled $5.7 million resulting in a loss of $14 thousand, which is included in other income.

The following table reflects the components and carrying values of the investment securities portfolio at September 30, 2003 and December 31, 2002:

	9/30/03	12/31/02

	(In Thousands)
Investment securities held to maturity (at amortized cost):
US Treasury obligations	$–	$6,002
US Government Agency obligations	52,784	26,243
Mortgage-backed securities	41,836	13,440
Asset-backed securities	36,152	32,551
Corporate obligations	13,733	33,068
Municipal obligations	–	2,021

Total investment securities held to maturity	$144,505	$113,325

Investment securities available for sale (at market value):
US Treasury obligations	$4,702	$–
US Government Agency obligations	26,610	31,820
Mortgage-backed securities	7,727	2,850
Asset-backed securities	11,336	12,079
Corporate obligations	6,242	4,167
Municipal obligations	–	2,000
Mutual Funds	989	–
Equity securities	168	168

Total investment securities available for sale	$57,774	$53,084

Total investment securities portfolio	$202,279	$166,409

LOANS

The following table reflects the loan portfolio at September 30, 2003 and December 31, 2002:

	9/30/03	12/31/02

	(In Thousands)
Residential mortgage loans	$56,608	$60,140
Loans held for sale	1,078	2,579
Equity loans	9,760	11,490
Construction loans	15,597	23,502
Commercial real estate loans	105,974	112,745
Commercial loans	15,961	32,017
Consumer loans	804	654

Total loans	205,782	243,127
Allowance for loan losses	(4,209)	(4,167)

Total loans, net	$201,573	$238,960

     Total loans decreased to $205.8 million or 48.1% of total assets at September 30, 2003 from $243.1 million or 55.4% of total assets at December 31, 2002. The residential mortgage loan balances have declined due to the current low interest rate environment in which mortgage borrowers are refinancing existing mortgages and sales into the secondary market. Construction, commercial real estate and commercial loans have declined due to payoffs.

The following table lists the components of loan interest income for the three months and nine months ended September 30, 2003 and 2002:

	Three months ended		Nine months ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(In Thousands)		(In Thousands)
Residential mortgage loans	$793	$1,176	$2,589	$3,788
Loans held for sale	23	42	107	112
Equity loans	127	216	424	639
Construction loans	259	262	894	854
Commercial real estate loans	1,906	2,238	5,977	6,341
Commercial loans	263	317	1,046	912
Consumer loans	10	17	32	54

Total loan interest income	$3,381	$4,268	$11,069	$12,700

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses for the three months and nine months ended September 30, 2003 and 2002:

	Three months ended		Nine months ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(In Thousands)		(In Thousands)
Beginning balance	$4,176	$4,074	$4,167	$4,070
Provision charged to operations	–	–	–	–
Recoveries on loans previously	33	3	42	8
charged-off
Loans charged-off	–	—	–	(1)

Ending balance	$4,209	$4,077	$4,209	$4,077

The balance of the allowance for loan losses reflects management’s assessment of losses and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing allowance levels. Management believes the allowance level is adequate to absorb estimated credit losses associated with the loan and lease portfolio, including all binding commitments to lend and off-balance sheet credit instruments. The allowance for loan losses reflects information available to management at the end of each period.

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

Total risk assets were $26 thousand at September 30, 2003. This represents an increase of $13 thousand from December 31, 2002 and an increase of $12 thousand from September 30, 2002. These changes were primarily attributable to an increase in non-performing loans to $22 thousand at September 30, 2003 from $1 thousand at December 31, 2002 and zero at September 30, 2002. The Company had no impaired loans at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

The following table summarizes the Company’s risk assets at September 30, 2003, December 31, 2002 and September 30, 2002:

	9/30/03	12/31/02	9/30/02

	(Dollars in Thousands)
Non-performing loans	$22	$1	$—
Other real estate owned	4	12	14

Total risk assets	$26	$13	$14

Risk assets as a percent of total assets	0.01%	0.00%	0.00%

The following table shows the allowance for loan losses as a percent of total loans at September 30, 2003, December 31, 2002 and September 30, 2002:

	9/30/03	12/31/02	9/30/02

	(Dollars in Thousands)
Allowance for loan losses	$4,209	$4,167	$4,077
Allowance for loan losses as a percent of total loans	2.05%	1.71%	1.72%

The allowance for loan losses has remained fairly consistent at $4.2 million at the end of September 30, 2003 and December 31, 2002. However, allowance for loan losses as a percent of total loans has increased to 2.05% up from 1.71% at September 30, 2003 and December 31, 2002, respectively. This increase is due to the lower balances in the loan portfolio at September 30, 2003 compared to December 31, 2002.

DEPOSITS

Total interest bearing deposits amounted to $266.7 million at September 30, 2003 compared to $265.3 million at December 31, 2002, an increase of $1.4 million. Included in the certificates of deposit at September 30, 2003 were brokered deposits of $2.0 million. The change from December 31, 2002 is due to an increase in money market investment accounts partially offset by a decrease in certificates of deposit accounts. Although the total balance of interest bearing deposits remained fairly level, the mix of deposits has changed from higher interest bearing accounts to lower interest bearing accounts.

The following table reflects the components of interest bearing deposits at September 30, 2003 and December 31, 2002:

	9/30/03	12/31/02

	(In Thousands)
NOW and Super NOW accounts	$36,890	$35,568
Savings accounts	44,267	44,839
Money market investment accounts	73,486	64,653
Certificates of deposit	83,887	92,241
Retirement accounts	28,149	27,982

Total interest bearing deposits	$266,679	$265,283

The following table lists the components of deposit interest expense for the three months and nine months ended September 30, 2003 and 2002:

	Three months ended		Nine months ended

	09/30/03	09/30/02	9/30/03	9/30/02

	(In Thousands)		(In Thousands)
NOW and Super NOW accounts	$10	$22	$30	$66
Savings deposit accounts	48	106	161	325
Money market investment accounts	211	299	678	826
Certificates of deposit	510	730	1,664	2,439
Retirement accounts	234	276	726	854

Total deposit interest expense	$1,013	$1,433	$3,259	$4,510

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

OVERVIEW

The Company reported net income of $654 thousand or $0.15 diluted earnings per share and $695 thousand or $0.15 diluted earnings per share for the three months ended September 30, 2003 and 2002, respectively. The decrease in net income is primarily attributable to a decrease in net interest income of $423 thousand. Partially offsetting this decline was an increase of $335 thousand in non-interest income and non-interest expenses declining by $112 thousand.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the three months ended September 30, 2003 and 2002 was $2.8 million and $3.2 million, respectively. The net interest rate spread decreased to 2.34% for the quarter ended September 30, 2003 from 2.57% for the same quarter of 2002. Interest income in the third quarter of 2003 experienced an overall decrease due to a declining interest rate environment and lower average loan balances outstanding from the third quarter of 2002. Interest expense incurred a similar decline in interest rates resulting in lower rates paid on deposits and borrowed funds; however, the rates paid on borrowed funds have declined at a slower pace than rates paid on deposits.

The following table presents the components of net interest income and net interest rate spread:

	Income/Expense		Yield/Rate

	Three Months Ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(Dollars in Thousands)
Interest income and average yield:
Loans	$3,381	$4,268	6.44%	7.09%
Investments, mortgage-backed securities and other earning assets	1,596	1,890	3.00	3.92

Total	4,977	6,158	4.71	5.68

Interest expense and average rate paid:
Deposits	1,013	1,433	1.50	2.16
Federal Home Loan Bank advances	1,117	1,417	4.99	5.38
Securities sold under agreements to repurchase and other borrowed funds	35	73	1.80	5.23

Total	2,165	2,923	2.37	3.11

Net interest income	$2,812	$3,235

Net interest rate spread			2.34%	2.57%

Net interest margin			2.66%	2.98%

INTEREST INCOME

Interest income for the third quarter of 2003 was $5.0 million as compared to $6.2 million for the same quarter of 2002. The decrease of $1.2 million in interest income is due to $834 thousand from lower yields earned on loans and investment securities. Coupled with lower average loan balances, which decreased interest income by $497 thousand. Partially offsetting these declines were higher average investment securities balances which increased interest income by $150 thousand.

Yields on loans were 6.44% and 7.09% for the quarters ended September 30, 2003 and 2002, respectively. The impact to interest income due to lower yields was $390 thousand. Lower average loan balances of $208.2 million versus $238.8 million for the quarters ended September 30, 2003 and 2002, respectively, decreased interest income by $497 thousand.

Yields on investment securities were 3.00% and 3.92% for the quarters ended September 30, 2003 and 2002, respectively, decreasing interest income by $444 thousand. Higher average investment securities balances of $211.3 million versus $191.5 million for the same periods increased interest income by $150 thousand.

INTEREST EXPENSE

Interest expense for the third quarter of 2003 totaled $2.2 million, a decrease of $758 thousand from the same quarter of 2002. This decrease is primarily due to lower rates paid on interest bearing liabilities, which impacted interest expense by $586 thousand. Lower average balances in borrowed funds resulted in a $186 thousand decrease to interest expense; while higher average balances in deposits contributed $14 thousand to interest expense.

Rates on deposits were 1.50% and 2.16% for the quarters ended September 30, 2003 and 2002, respectively. This decrease resulted in interest expense decreasing by $434 thousand. Average deposit balances were $267.2 million versus $263.4 million for the same periods, which resulted in a $14 thousand increase to interest expense.

Rates on FHLB advances were 4.99% and 5.38% for the third quarters of 2003 and 2002, respectively. The decrease in rates paid on FHLB advances resulted in interest expense decreasing by $104 thousand. The average balances of FHLB advances decreased from quarter to quarter to $89.9 million in the third quarter 2003 from $104.4 million for the third quarter of 2002, which resulted in a decrease in interest expense of $182 thousand.

Rates on repurchase agreements and other borrowed funds were 1.80% and 5.23% for the third quarters of 2003 and 2002, respectively. The decrease in rates paid on these interest bearing liabilities resulted in interest expense decreasing by $48 thousand. The average balance decreased to $4.6 million in 2003 from $5.5 million in 2002, which decreased interest expense by $4 thousand.

PROVISION FOR LOAN LOSSES

The provision for loan losses was zero for the quarters ended September 30, 2003 and 2002, respectively. The absence of a provision for loan losses was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio. The balance of the allowance for loan losses has remained fairly consistent at $4.2 million at September 30, 2003 and December 31, 2002 due to the uncertainty of potential problems that remain in the economy.

NON-INTEREST INCOME

Non-interest income amounted to $658 thousand and $323 thousand for the quarters ended September 30, 2003 and 2002, respectively. The increase in non-interest income was primarily due to increased income on loan fees to $233 thousand in 2003 compared to a loss of $102 thousand in 2002. The current quarter’s income on loan fees can be attributed to $120 thousand in commercial loan prepayment penalties in the third quarter of 2003. Last year’s loss on loan fees can be attributed to provisions for losses on mortgage servicing rights (“MSR’s”) of $98 thousand in the third quarter of 2002 due to higher than normal prepayment speeds used in the fair value calculation of MSR’s caused by the current low interest rate environment on mortgage loans. Deposit account fees increased $11 thousand to $183 thousand in the third quarter of 2003 due to an increase in NOW account fees. Other income declined slightly $7 thousand from September 30, 2002 to 2003.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.4 million and $2.5 million for the quarters ended September 30, 2003 and 2002, respectively. Salaries and employee benefits decreased by $90 thousand in the third quarter 2003 compared to the third quarter in 2002 mainly due to several salary reduction initiatives instituted during 2003 as a result of the net interest margin declining to 2.66%. Occupancy and equipment expenses totaled $159 thousand in 2003, a decrease of $23 thousand over 2002 due to a decrease in depreciation expenses and a reduction in building maintenance and repairs expenses. Professional expenses increased to $187 thousand in the third quarter 2003 compared to $170 thousand in the same period in 2002 due to a rise in audit fees and legal expenses. Data processing expenses decreased to $186 thousand in the third quarter of 2003 compared to $200 thousand in the same quarter in 2002. Other expenses remained stable for both periods.

INCOME TAXES

The Company reported an income tax expense of $399 thousand for the quarter ended September 30, 2003 or an effective income tax rate of 37.9%. This compares to an income tax expense of $334 thousand for the quarter ended September 30, 2002 or effective income tax rate of 32.5%.

The increase in the effective income tax rate in 2003 from 2003 is due to the Bank’s State income tax expense increasing as a result of taxable income in the Bank increasing.

NINE MONTHS ENDED SEPTEMER 30, 2003 AND 2002

OVERVIEW

The Company reported net income of $1.8 million or $0.42 diluted earnings per share and $2.3 million or $0.51 diluted earnings per share for the nine months ended September 30, 2003 and 2002, respectively. During the first nine months of 2003, net interest income declined to $9.1 million in 2003 down from $10.1 million in 2002. Non-interest income increased to $1.3 million in 2003 from $1.1 million in 2002. Non-interest expenses remained fairly consistent for the first nine months of 2003 totaling $7.5 million compared to $7.6 million for the same period in 2002.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the nine months ended September 30, 2003 and 2002 was $9.1 million and $10.1 million, respectively. The net interest rate spread decreased to 2.55% from 2.75%. The yield on interest bearing assets decreased more rapidly than the rates paid on interest bearing liabilities. The following table presents the components of net interest income and net interest spread:

	Income/Expense		Yield/Rate

	Nine Months Ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(In Thousands)
Interest income and average yield:
Loans	$11,069	$12,700	6.65%	7.25%
Investments, mortgage-backed securities and other earning assets	4,884	6,359	3.31	4.44

Total	15,953	19,059	5.08	5.99

Interest expense and average rate paid:
Deposits	3,259	4,510	1.64	2.32
Federal Home Loan Bank advances	3,502	4,218	5.12	5.52
Securities sold under agreements to repurchase and other borrowed funds	119	234	2.81	4.51

Total	6,880	8,962	2.53	3.24

Net interest income	$9,073	$10,097

Net interest rate spread			2.55%	2.75%

Net interest margin			2.89%	3.17%

INTEREST INCOME

Interest income for the first nine months of 2003 was $16.0 million as compared to $19.1 million for the same period of 2002. The decrease in interest income of $3.1 million is due to lower yields on loans and investment securities, which decreased interest income by $2.7 million. Additionally, lower average loan balances decreased interest income by $573 thousand. Partially offsetting these declines were higher average investment securities balances which increased interest income by $152 thousand.

Yields on loans were 6.65% and 7.25% for the nine months ended September 30, 2003 and 2002, respectively. The impact on interest income due to lower yields was a reduction of $1.1 million. Lower average loan balances of $222.6 million in 2003 versus $234.1 million in 2002 resulted in interest income decreasing by $573 thousand.

Yields on investment securities decreased to 3.31% for the nine months ended September 30, 2003. This compares to yields on investment securities of 4.44% for the same period in 2002. This decrease resulted in interest income declining by $1.6 million. Higher average investment securities balances of $197.6 million in 2003 versus $191.4 million in 2002 resulted in interest income increasing by $152 thousand.

INTEREST EXPENSE

Interest expense for the first nine months of 2003 and 2002 was $6.9 million and $9.0 million, respectively. The decrease of $2.1 million in interest expense is primarily due to lower rates paid on deposits and other interest bearing liabilities, which decreased interest expense by $1.7 million. Interest expense decreased $441 thousand due to lower average borrowed funds balances. Higher average deposit balances contributed $76 thousand to interest expense.

Rates on deposits were 1.64% and 2.32% for the first nine months of 2003 and 2002, respectively. This decrease resulted in interest expense decreasing by $1.3 million. Average deposit balances were $266.3 million in 2003 up from $260.1 million in 2002, which resulted in interest expense rising by $76 thousand.

Rates on FHLB advances were 5.12% and 5.52% resulting in interest expense decreasing by $301 thousand in 2003 from 2002. The average balances for these interest bearing liabilities decreased to $91.7 million in 2003 from $102.2 million in 2002, which decreased interest expense by $402 thousand.

Rates on repurchase agreements and other borrower funds were 2.81% and 4.51% for the first nine months of 2003 and 2002, respectively. This decrease resulted in a decrease of $89 thousand in interest expense. The average balances of repurchase agreements and other borrowed funds decreased to $5.0 million in 2003’s first nine months compared to $6.9 million for 2002’s first nine months, resulting in a decrease of $39 thousand in interest expense.

PROVISION FOR LOAN LOSSES

The provision for loan losses was zero for the nine months ended September 30, 2003 and 2002. The absence of a provision for loan losses was due to the overall asset quality, low level of risk assets and low level of delinquent loans of the Company as of September 30, 2003 and 2002. The balance of the allowance for loan losses has remained fairly consistent at $4.2 million at September 30, 2003 and December 31, 2002 due to the uncertainty of potential problems that remain in the economy.

NON-INTEREST INCOME

Non-interest income amounted to $1.3 million and $1.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increase of $220 thousand in non-interest income primarily resulted from an increase in the gains on the sales of mortgage loans to $457 thousand from $323 thousand for the nine months ended September 30, 2003 and 2002, respectively. Also contributing to the increase was loan fee income of $53 thousand in the first nine months of 2003 compared to a loss in loan fees of $14 thousand in the same period of 2002. Deposit account fees increased to $526 thousand in the first nine months of 2003 from $491 thousand for the same period in the prior year, resulting from a rise in NOW account fees. Other income declined to $285 thousand from $301 thousand in 2002 primarily attributable to a loss on sale of a mortgage-backed security of $14 thousand.

NON-INTEREST EXPENSE

Non-interest expense remained fairly consistent and totaled $7.5 million and $7.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in non-interest expense is attributable to the following items. Salaries and employee benefits decreased to $4.5 million in 2003 down by $38 thousand over the same period in 2002. Occupancy and equipment expenses have declined to $581 thousand for the first nine months in 2003 from $595 thousand in 2002 due to decreased depreciation expenses. Professional expenses increased slightly to $550 thousand for the nine months ended of 2003 from $537 thousand over the same period in 2002 due to increased consulting and legal expenses relating to collection efforts. Data processing expense decreased to $547 thousand from $566 thousand resulting from a decrease in service bureau charges. Other expenses declined $70 thousand from the first nine months of 2002 to the first nine months of 2003 due to a decrease of $60 thousand in marketing expenses.

INCOME TAXES

The Company reported an income tax expense of $1.1 million and $1.3 million for the nine months ended September 30, 2003 and 2002, respectively, representing an effective tax rate of 37.3% and 35.4%, respectively.

The increase in the effective income tax rate in 2003 from 2002 is due to the Bank’s State income tax expense increasing as a result of taxable income in the Bank increasing.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank (the “Bank”). The Bank paid dividends to the Company in the amount of $500 thousand and $3.5 million during the first nine months of 2003 and 2002, respectively. The Company made payments of dividends to shareholders in the amount of $1.5 million and $1.4 million in the first nine months of 2003 and 2002, respectively.

The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (FHLB) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank also has a $5 million unsecured Federal Funds line of credit.

At September 30, 2003, the Company’s stockholder’s equity was $53.0 million as compared to $54.1 million at December 31, 2002. The change during the first nine months of 2003 occurred due to net income of $1.8 million and $275 thousand due to the exercise of stock options. Decreasing stockholders’ equity were a $617 thousand decrease in market values on securities available for sale, net of taxes and was reduced by the declaration of dividends of $1.5 million and stock repurchases totaling $1.0 million. The Company’s leverage ratio at September 30, 2003 and December 31, 2002 was 12.25% and 12.10%, respectively. The Company’s and the Bank’s total risk based capital ratios were 20.65% and 20.31% at September 30, 2003, respectively, compared with 17.74% and 16.93% at December 31, 2002, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The response is incorporated herein by reference to the discussion under the sub-caption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 18 and 19 of the LSB Corporation’s Annual Report for the fiscal year ended December 31, 2002.

ITEM 4:  CONTROLS AND PROCEDURES

     The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the date of this report, have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

     There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures during the last fiscal quarter that have materially affected, or are reasonable likely to materially affect the internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its business. Other than the following two matters, management does not believe resolution of such litigation will have a material adverse effect on the financial condition and operating results of the Company.

In One Litigation Matter

The Bank was awarded a $4.2 million judgment in 1997. The Bank prevailed on this matter in Appeals Court. The Bank expects to collect this judgment, at least in substantial part, which will have a favorable impact to the Company’s Consolidated Financial Statements. On February 13, 2002, the defendant filed bankruptcy under Chapter 7 (liquidation). Post-judgment interest accrues from the date of the judgment to February 13, 2002 and approximates $1.9 million. However, collectibility of post-judgment interest in addition to the $4.2 million award has not yet been determined.

Bids of approximately $3.3 million for the major assets were approved by the Bankruptcy Court on October 14, 2002. The net amount to be received by the Bank after taxes and bankruptcy expenses is not known at this time. However, it is not likely that the full $4.2 million judgment and post-judgment interest of $1.9 million will be collected.

It is management’s opinion the timing and final amount to be collected cannot be determined at this time. Accordingly, no recognition of this matter has been recorded in the Company’s Consolidated Financial Statements.

In Another Litigation Matter

During the fourth quarter 1999, the Bank was awarded $1.1 million by a jury verdict in a legal case where the Bank sought to recover damages from loans previously charged-off. In 2000, the court entered final judgment for approximately $1.8 million, which includes accrued interest. This award was appealed by defendants. This case was heard by the Appeals Court on December 11, 2002. A decision by that court awarding the Bank $1.4 million plus statutory interest was rendered on October 21, 2003. Payment in the amount of $2 million for the satisfaction of the judgment in this case was received on October 30, 2003. This amount has not been recorded in the Company’s Consolidated Financial Statements as of September 30, 2003 because the Appeals Court’s decision was not known and the payment was not received by September 30, 2003.

For further information, please refer to the discussion under the caption “CONTINGENCIES” on page 41 of the Corporation’s Annual Report for the fiscal year ended December 31, 2002, which is hereby incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

Please see the Exhibit Index attached hereto.

b.	Reports on Form 8-K. The following is a list of Form 8-K’s that have been filed by LSB Corporation with the Securities and Exchange Commission during the quarter ended September 30, 2003:

Date Filed	Items reported

July 21, 2003	LSB Corporation’s press release announcing the Company’s Earnings for the quarter ended June 30, 2003.

July 28, 2003	LSB Corporation’s press release announcing the Company’s Dividend to shareholders’ for the third quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION AND SUBSIDIARY

November 13, 2003	/s/ Paul A. Miller Paul A. Miller President and Chief Executive Officer

November 13, 2003	/s/ John E. Sharland John E. Sharland Senior Vice President Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY

Quarterly Report on Form 10-Q For Quarter Ended September 30, 2003

EXHIBIT INDEX

		Page

31.1	Certification of Chief Executive Officer under Section 302 of the

	Sarbanes-Oxley Act of 2002	23

31.2	Certification of Chief Financial Officer under Section 302 of the

	Sarbanes-Oxley Act of 2002	24

32.1	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the

	Sarbanes-Oxley Act of 2002	25

32.2	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the

	Sarbanes-Oxley Act of 2002	26