Form 10-K
period 2003-12-31
LSB CORP
filed 2004-03-26
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-32955

LSB CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-3557612

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Massachusetts Avenue, North Andover, MA	01845

(Address of principal executive offices)	(Zip Code)

(978) 725-7500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Titles of each Class	Name of each Exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.10 per share

(Title of Class) (a) Preferred Stock Purchased Rights

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes ☐    No ☒

State the aggregate market value of the voting common equity stock held by non-affiliates* of the registrant based on the closing sale price of $16.48 per share as of June 30, 2003

Approximately $68,251,426

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 22, 2004
Common Stock, par value $.10 per share	4,293,142 shares

Documents Incorporated by Reference. Portions of the LSB Corporation (the “Company”) Annual Report to Stockholders for the fiscal year ended December 31, 2003 (the “Annual Report”), attached hereto as Exhibit (13) and the Company’s Proxy Statement for the 2004 Annual Meeting (the “Proxy Statement”), attached hereto as Exhibit (20), are incorporated by reference into Parts I, II, and III of this Form 10-K. An index to the exhibits attached to this Form 10-K can be found on page 11 of this Form 10-K.

*	For purposes of this calculation only, the common stock of LSB Corporation held by directors and executive officers of LSB Corporation has been treated as owned by affiliates.

Forward-Looking Statements and Factors Which May Affect Future Results

     This Annual Report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation, projected or anticipated benefits, or events related to other future developments involving the Corporation or the industry in which it operates. When verbs in the present tense such as “believes,” “expects,” “anticipates,” “continues,” “attempts” or similar expressions are used, forward-looking statements are being made. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in other documents which we incorporate by reference here in, could affect the future financial results of the Corporation and could cause results to differ materially from those expressed in or incorporated by reference in this document. Those factors include fluctuations in interest rates, or in the relationship between long and short term rates, inflation, changes in government regulations and economic conditions. Other factors include competition in the geographic and business areas in which the Corporation conducts its operations such as might, result, for example: increased mergers and acquisitions, consolidation of size of competing financial institutions in the Company’s market area, or increased competition in the Company’s market area from other types of lending institutions such as credit unions or lending institutions based outside of the Company’s market area. As a result of such risks and uncertainties, the Corporation’s actual results may differ materially from such forward-looking statements. The Corporation does not undertake, and specifically disclaims any obligation to publicly release revisions to any such forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

Item 1. Business

     The response is incorporated herein by reference from the discussion respectively under the captions entitled “FINANCIAL HIGHLIGHTS” on page 4, “BUSINESS” on pages 5 through 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 8 through 21 and Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 24 through 45 of the Annual Report.

Item 2. Properties

     The Company conducts its business at its Corporate offices in North Andover and multiple branch locations listed here. The Company believes that all of its properties are well maintained and are suitable for banking needs and operations. Rent expense for 2003 totaled $152,000. The following table sets forth the locations of the offices of the Lawrence Savings Bank (the “Bank”), the wholly owned bank subsidiary of the Company, as well as certain information relating to these offices as of December 31, 2003:

			Lease
	Year			Current
	Acquired	Square	Owned/	Term	Renewal
	Or Leased	Feet	Leased	Expires	Options
CORPORATE OFFICES

North Andover	1992	45,315	Owned	—	—
30 Massachusetts Ave. No. Andover, MA 01845

BRANCH OFFICES

Essex Street	1998	3,432	Leased	2003	One (5) yr.
300 Essex Street					Renewal Option
Lawrence, MA 01840

Jackson Street	1998	2,369	Leased	2003	One (5) yr.
20 Jackson Street					Renewal Option
Methuen, MA 01844

West Methuen	1979	5,234	Owned	—	—
148 Lowell Street Methuen, MA 01844

Andover	1995	2,449	Leased	2010	Two (5) yr.
342 North Main Street					Options
Andover, MA 01810

Item 3. Legal Proceedings

     The Bank is involved in various ordinary, routine legal proceedings incidental to the ordinary course of its business. After review with legal counsel, management does not believe resolution of such litigation will have a material adverse effect on the financial condition and operating results of the Company.

     In one litigation matter, the Bank was awarded a $4.2 million judgment against the debtor in 1997. On February 13, 2002, the debtor filed a petition in bankruptcy under Chapter 7 of the Bankruptcy Code. Post-judgment interest calculated from the date of judgment to the date of the bankruptcy filing is approximately $1.9 million. As of year end 2003, none of the judgment or post-judgment interest had been collected or recognized in the Company’s reported financial results.

     In February 2004, the Bankruptcy Trustee filed a motion seeking Bankruptcy Court approval to make an interim distribution to the creditors. After payment to one other creditor and reserves for anticipated taxes and administrative costs, the Trustee has proposed to make an interim distribution to the Bank of approximately $2.6 million. The Bank has agreed to return any of the interim distribution as would be necessary to pay additional taxes imposed on the bankruptcy estate in the event reserves set aside for taxes are insufficient.

     The diluted earnings per share impact of the proposed interim distribution are approximately $0.37 per share based on estimated average shares outstanding for the first quarter of 2004. No recognition of this proposed judgment or interim distribution has been recorded in the Consolidated Financial Statements. Any such interim distribution will be recognized in the Company’s reported financial results if and when the proposed interim distribution is approved by the Bankruptcy court.

     It is management’s opinion the collection of any remaining balance beyond the amount of the proposed interim distribution is substantially uncertain and is not susceptible to meaningful estimation at this time.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The response is incorporated herein by reference from the discussion under the caption “STOCKHOLDERS’ INFORMATION” on page 46, the discussion under the subcaption “Capital Adequacy” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on page 18 of the Annual Report, and from the table titled “Financial Highlights” on page 4 of the Annual Report.

Item 6. Selected Financial Data

     The response is incorporated herein by reference from the table titled “FINANCIAL HIGHLIGHTS” on page 4 of the Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The response is incorporated herein by reference from the discussion under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 8 through 21 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The response is incorporated herein by reference from the discussion under the subcaption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 18 through 20 of the Annual Report.

Item 8. Financial Statements and Supplementary Data

     The response is incorporated herein by reference from the LSB Corporation and Subsidiary Consolidated Financial Statements and Notes thereto on pages 23 through 45 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

Item 9A. Controls and Procedures

     The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its subsidiary required to be included in the Company’s periodic Securities and Exchange Commission filings would be made known to them by others within those entities in time to be included in the Company’s periodic Securities and Exchange Commission filings.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     The response is incorporated herein by reference from the discussion under the caption “INFORMATION REGARDING DIRECTORS” on pages 4 through 6, the discussion under the caption “EXECUTIVE OFFICERS” on page 10 through 11 and the discussion under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” on page 21 of the Proxy Statement.

Item 11. Executive Compensation

     The response is incorporated herein by reference from the section entitled “EXECUTIVE COMPENSATION” on pages 12 through 17 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The response is incorporated herein by reference from the discussion under the caption entitled “EQUITY COMPENSATION PLAN INFORMATION” on page 16 and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” on pages 20 through 21 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The response is incorporated herein by reference from the discussion under the caption entitled “INDEBTEDNESS OF DIRECTORS AND MANAGEMENT AND CERTAIN TRANSACTIONS WITH MANAGEMENT AND OTHERS” on page 18 and 19 of the Proxy Statement.

PART IV

Item 14. Principal Accountant Fees and Services

     The response is incorporated herein by reference from the discussion under the caption entitled “SERVICES OF THE INDEPENDENT AUDITOR FOR THE 2003 FISCAL YEAR” on page 22 of the Proxy Statement and sub-caption “Audit Committee” of the caption “THE BOARD OF DIRECTORS AND ITS COMMITTEES” on pages 8 and 9 of the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements: The following LSB Corporation and Subsidiary Consolidated Financial Statements are incorporated herein by reference from the Annual Report, listed below and attached as Exhibit (13).

Page number(s)
in Annual
Report
Report of Management Responsibility	22
Independent Auditors’ Report	23
Consolidated Balance Sheets as of December 31, 2003 and 2002	24
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	25
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	26
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	27
Notes to Consolidated Financial Statements	28-45

(a)(2)	Financial Statement Schedules:
None.
(b)	Reports on Form 8-K:
The following is a list of Form 8-K’s that have been filed by LSB Corporation with the Securities and Exchange Commission during the quarter ended December 31, 2003:

Date Filed	Items reported
October 20, 2003	LSB Corporation’s press release announcing Company’s earnings for the quarter ended September 30, 2003
October 27, 2003	LSB Corporation’s press release announcing Company’s Dividends to shareholders’ for the fourth quarter 2003
October 31, 2003	LSB Corporation’s press release announcing Appeals Court Rendered Favorable Opinion on Lawsuit

(c)	List of Exhibits:

Exhibits to the Form 10-K have been included (unless otherwise noted) only with the copies of the Form 10-K filed with the SEC. Upon request to Investors Relations, LSB Corporation, 30 Massachusetts Avenue, North Andover, MA 01845, copies of the individual exhibits will be furnished upon payment of a reasonable reproduction fee.

Exhibits:
(2)	Plan of Reorganization *

(3) (i)	Articles of incorporation *
(3) (ii)	Corporate By-Laws, as amended *
(3) (iii)	Certificate of vote of directors establishing a series of a class of stock *

(4.1)	Specimen certificate of shares of common stock of the Company *
(4.2)	Rights Agreement dated as of December 12, 1996 *

(10.1)	Employment Agreement by and between the Bank and Paul A. Miller dated April 21, 1989 *
(10.2)	Amendment dated December 23, 1992 to Employment Agreement dated April 21, 1989 *
(10.3)	Amendment dated May 25, 2000 to Employment Agreement dated April 21, 1989 *
(10.4)	Employment Agreement by and between the Bank and Robert P. Perreault dated May 9, 1986 *
(10.5)	Amendment dated December 23, 1992 to Employment Agreement dated May 9, 1986 *
(10.6)	Special Termination Agreement by and between the Bank and Robert P. Perreault dated May 9, 1986 *
(10.7)	Amendment dated May 25, 2000 to Special Termination Agreement dated May 9, 1986 *
(10.8)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1989 *
(10.9)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1996 *
(10.10)	Employment Agreement by and between the Bank and Jeffrey W. Leeds dated February 24, 2000 *
(10.11)	Employment Agreement by and between the Bank and Timothy L. Felter dated February 24, 2000 *
(10.12)	Employment Agreement by and between the Bank and John E. Sharland dated February 24, 2000 *
(10.13)	Employment Agreement by and between the Bank and Richard J. D’Ambrosio dated February 24, 2000 *
(10.14)	Lawrence Savings Bank 1986 Stock Option Plan *
(10.15)	Lawrence Savings Bank 1997 Stock Option Plan *

(13)	2003 Annual Report to Shareholders of LSB Corporation

(14)	Code of Professional Conduct

(20)	2004 Proxy Statement

(21)	Subsidiary of LSB Corporation and subsidiaries of Lawrence Savings Bank
(23.1)	Consent of KPMG LLP

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference from LSB Corporation Form 8-K filed July 2, 2001.

(d)	Financial Statement Schedules:
None.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the LSB Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB Corporation

	By:	/s/ Paul A. Miller

Paul A. Miller, President and Chief Executive Officer
DATE: March 25, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the LSB Corporation and in the capacities and on the dates indicated. Each person whose signature appears below hereby makes, constitutes and appoints Paul A. Miller acting individually, his true and lawful attorney, with full power to sign for such person and in such person’s name and capacity indicated below any and all amendments to this Form 10-K, hereby ratifying and confirming such person’s signature as it may be signed by said attorney to any and all amendments.

Signature	Title	Date
/s/ Paul A. Miller Paul A. Miller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2004
/s/ John E. Sharland John E. Sharland	Senior Vice President, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 25, 2004
/s Thomas J. Burke Thomas J. Burke	Chairman of the Board Director	March 25, 2004
/s/ Eugene A. Beliveau Eugene A. Beliveau	Director	March 25, 2004
/s/ Malcolm W. Brawn Malcolm W. Brawn	Director	March 25, 2004
/s/ Byron R. Cleveland, Jr. Byron R. Cleveland, Jr.	Director	March 25, 2004
/s/ Neil H. Cullen Neil H. Cullen	Director	March 25, 2004
/s/ Robert F. Hatem Robert F. Hatem	Director	March 25, 2004
/s/ Richard Hart Harrington Richard Hart Harrington	Director	March 25, 2004
/s/ Marsha A. McDonough Marsha A. McDonough	Director	March 25, 2004
/s / Kathleen Boshar Reynolds Kathleen Boshar Reynolds	Director	March 25, 2004

Index to Exhibits attached to Form 10-K

Item Description
(13)	2003 Annual Report to Shareholders of LSB Corporation

(14)	Code of Professional Conduct

(20)	2004 Proxy Statement

(21)	Subsidiary of the LSB Corporation and Lawrence Savings Bank

(23.1)	Consent of KPMG LLP

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002