Form 10-Q
period 2004-03-31
LSB CORP
filed 2004-05-14
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes ☒	No ☐

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $.10 per share	Outstanding as of April 30, 2004 4,306,442 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2004	2003
	(In Thousands, Except Share Data)
ASSETS
Assets:
Cash and due from banks	$8,591	$7,872
Federal funds sold	5,018	889

Total cash and cash equivalents	13,609	8,761

Investment securities held to maturity (market value of $192,641 in 2004 and $184,592 in 2003)	190,290	184,286
Investment securities available for sale (amortized cost of $45,840 in 2004 and $48,571 in 2003)	46,015	48,592
Federal Home Loan Bank stock, at cost	6,892	6,593
Loans, net of allowance for loan losses	214,372	207,283
Bank premises and equipment	3,048	2,875
Accrued interest receivable	2,964	2,552
Deferred income tax asset	3,458	3,519
Other assets	1,381	1,647

Total assets	$482,029	$466,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing deposits	$264,736	$258,430
Non-interest bearing deposits	16,150	14,110
Federal Home Loan Bank advances	98,841	78,866
Securities sold under agreements to repurchase	2,970	2,486
Other borrowed funds	39,000	52,000
Advance payments by borrowers for taxes and insurance	557	450
Other liabilities	4,146	4,764

Total liabilities	426,400	411,106

Stockholders’ equity:
Preferred stock, $.10 par value per share:
5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share;
20,000,000 shares authorized;
4,512,442 and 4,454,262 shares issued at March 31, 2004 and December 31, 2003, respectively, and 4,293,142 and 4,234,962 shares outstanding at March 31, 2004 and December 31, 2003, respectively	451	445
Additional paid-in capital	58,644	58,350
Accumulated deficit	(822)	(1,055)
Treasury stock, at cost (219,300 shares)	(2,758)	(2,758)
Accumulated other comprehensive income	114	20

Total stockholders’ equity	55,629	55,002

Total liabilities and stockholders’ equity	$482,029	$466,108

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended March 31,
	2004	2003
	(In Thousands, Except Share Data)
Interest and dividend income:
Loans	$3,303	$3,948
Investment securities held to maturity	1,669	1,129
Investment securities available for sale	428	493
Federal Home Loan Bank stock	36	51
Other interest and dividend income	6	41

Total interest and dividend income	5,442	5,662

Interest expense:
Deposits	828	1,150
Federal Home Loan Bank advances	1,052	1,203
Securities sold under agreements to repurchase	3	5
Other borrowed funds	136	41

Total interest expense	2,019	2,399

Net interest income	3,423	3,263

Provision for loan losses	–	–

Net interest income after provision for loan losses	3,423	3,263

Non-interest income:
Loan servicing fees	20	(130)
Deposit account fees	202	163
Gains on sales of mortgage loans	11	149
Other income	89	98

Total non-interest income	322	280

Non-interest expense:
Salaries and employee benefits	1,622	1,651
Occupancy and equipment expenses	197	220
Professional expenses	115	201
Data processing expenses	200	181
Other expenses	354	419

Total non-interest expenses	2,488	2,672

Income before income tax expense	1,257	871
Income tax expense	471	321

Net income	$786	$550

Average shares outstanding	4,263,637	4,214,363
Average diluted shares outstanding	4,455,979	4,357,883

Basic earnings per share	$0.18	$0.13
Diluted earnings per share	$0.18	$0.13

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders'
	Stock	Capital	Deficit)	Stock	Income	Equity
	(In Thousands, Except Share Data)

Balance at December 31, 2002	$439	$57,845	$(3,168)	$(1,736)	$679	$54,059
Net income	–	–	550	–	–	550
Other comprehensive income:
Unrealized gain on securities available for sale (tax effect $4)	–	–	–	–	12	12

Total comprehensive income						562
Exercise of stock options	3	164	–	–	–	167
Dividends declared and paid ($0.12 per share)	–	–	(505)	–	–	(505)
Purchase of 82,800 shares of Treasury Stock, at cost	–	–	–	(1,022)	–	(1,022)

Balance at March 31, 2003	$442	$58,009	$(3,123)	$(2,758)	$691	$53,261

				Accumulated
		Additional		Other	Total
	Common	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders'
	Stock	Capital	Deficit)	Stock	Income	Equity
Balance at December 31, 2003	$445	$58,350	$(1,055)	$(2,758)	$20	$55,002
Net income	–	–	786	–	–	786
Other comprehensive income:
Unrealized loss on securities available for sale (tax effect $61)	–	–	–	–	94	$94

Total comprehensive income						880
Exercise of stock options	6	294	–	–	–	300
Dividends declared and paid ($0.13 per share)	–	–	(553)	–	–	(553)

Balance at March 31, 2004	$451	$58,644	$(822)	$(2,758)	$114	$55,629

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2004	2003
	(In Thousands)
Cash flows from operating activities:
Net income	$786	$550
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of mortgage loans	(11)	(149)
Net amortization of investment securities	453	348
Depreciation of premises and equipment	84	114
Loans originated for sale	(1,497)	(5,881)
Proceeds from sales of mortgage loans	884	6,511
(Increase) decrease in accrued interest receivable	(412)	111
Decrease in deferred income tax asset	—	271
Decrease in other assets	264	371
Increase in advance payments by borrowers	107	70
(Decrease) increase in other liabilities	(618)	56

Net cash provided by operating activities	40	2,372

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	1,000	134,400
Proceeds from maturities of investment securities available for sale	1,585	2,000
Purchases of investment securities held to maturity	(11,527)	(123,868)
Purchases of mortgage-backed securities held to maturity	—	(15,304)
Purchases of investment securities available for sale	—	(4,165)
Purchase of mutual fund available for sale	—	(1,000)
Purchases of mortgage-backed securities available for sale	—	(8,461)
Purchases of Federal Home Loan Bank stock	(299)	—
Principal payments of securities held to maturity	4,124	11,259
Principal payments of securities available for sale	1,092	1,352
(Increase) decrease in loans, net	(6,465)	13,939
Proceeds from payments on OREO	3	3
Purchases of Bank premises and equipment	(257)	(13)

Net cash (used in) provided by investing activities	(10,744)	10,142

Cash flows from financing activities:
Net increase in deposits	8,346	337
Additions to Federal Home Loan Bank advances	20,000	—
Payments on Federal Home Loan Bank advances	(25)	(456)
Net increase (decrease) in agreements to repurchase securities	484	(1,286)
Net decrease in other borrowed funds	(13,000)	(1,270)
Treasury stock purchased	—	(1,022)
Dividends paid	(553)	(505)
Proceeds from exercise of stock options	300	167

Net cash provided by (used in) financing activities	15,552	(4,035)

Net increase in cash and cash equivalents	4,848	8,479
Cash and cash equivalents, beginning of period	8,761	16,769

Cash and cash equivalents, end of period	$13,609	$25,248

Cash paid during the period for:
Interest on deposits	$827	$1,134
Interest on borrowed funds	1,171	1,253
Income taxes	1,145	115
Supplemental Schedule of non-cash activities:
Net change in valuation of investment securities available for sale	154	16

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

1.  BASIS OF PRESENTATION

LSB Corporation (the “Corporation” or the “Company”) is a Massachusetts corporation and the holding company of its wholly-owned subsidiary Lawrence Savings Bank (the “Bank”) a state-chartered Massachusetts savings bank. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank.

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

The interim results of consolidated income are not necessarily indicative of the results for any future interim period or for the entire year. These interim Consolidated Financial Statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

2.  STOCK OPTIONS

The Corporation measures compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost, if any, as the fair market value of the Company’s stock at the grant date over the exercise price. All options granted have an exercise price equivalent to the fair market value at the date of grant and, accordingly, no compensation cost has been recorded. If the fair value based method of accounting for stock options had been used, the Company’s net income and earnings per share would have been reduced to the proforma amounts for the three months ended March 31, and are presented in the table which follows:

	Three months ended
	3/31/04	3/31/03
	(In Thousands, Except Share Data)
Net income:
As Reported	$786	$550
Less: Pro forma stock based compensation cost (net of taxes)	104	44

Pro forma	$682	$506

Basic earnings per share:
As Reported	$0.18	$0.13
Pro forma	0.16	0.12
Diluted earnings per share:
As Reported	$0.18	$0.13
Pro forma	0.15	0.12

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004; expected volatility of 28.9%, expected average life of 8 years, and risk-free interest rates of 3.4% and expected dividend yield of 3.08%.

3.  DEFINED BENEFIT PLAN

The Company provides pension benefits for its employees through membership in the Savings Bank Employees’ Retirement Association (the “Plan”). The Plan is a multiple-employer, non-contributory, defined benefit plan. Bank employees become eligible after attaining 21 years of age and completing one year of service. Additionally, benefits become fully vested after three years of eligible service. The Company’s annual contribution to the Plan is based upon standards established by the Employee Retirement Income Security Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service date, but also for those expected to be earned in the future. The Company expects to contribute approximately $372 thousand during the Plan Year ending at October 31, 2004.

Net pension cost components for the quarter ended March 31, follow:

	2004	2003
	(In Thousands)
Service cost	$104	$89
Interest cost	106	102
Expected return on plan assets	(121)	(106)
Amortization of net gains	—	—
Net amortization and deferrals	(1)	(1)

Net periodic pension cost	$88	$84

4.  CONTINGENCIES

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

On February 26, 2004, the Company reported in a press release that the Bankruptcy Trustee filed a motion seeking Bankruptcy Court approval to make an interim distribution to the Bank of approximately $2.6 million. The Bank has agreed to return any of the interim distribution as would be necessary to pay additional taxes imposed on the bankruptcy estate in the event reserves set aside for taxes are insufficient. Subsequent to the press release on February 26, 2004, management became aware of approximately $120 thousand in additional expenses associated with the interim distribution in which the Company would receive approximately $2.4 million after these expenses. The diluted earnings per share impact on the proposed interim distribution are approximately $0.35 per share based on estimated average shares outstanding for the quarter ended March 31, 2004. This impact will be recognized in the Company’s reported financial results when the proposed interim distribution is approved by the Bankruptcy Court.

It is management’s opinion the timing and final amount to be collected can not be determined at this time. Accordingly, no recognition of this matter has been recorded in the Company’s unaudited Consolidated Financial Statements at March 31, 2004.

5.  RECENT ACCOUNTING DEVELOPMENTS

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer". SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer. This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company and projected or anticipated benefits or events related to other future developments involving the Company or the industry in which it operates. When verbs in the present tense such as “believes”, “expects”, “seeks”, “anticipates”, “continues”, “attempts”, or similar expressions are used, forward-looking statements are being made. Stockholders should note that many factors, some of which are discussed elsewhere in this report and in the documents which we incorporate by reference in this report, could affect the future financial results of the Company and could cause the results to differ materially from those expressed in or incorporated by reference in this report. Without limitation, those factors include fluctuations in interest rates, inflation, government regulations and economic conditions and competition, as well as, possible infrastructure disruptions due to weather, terrorist activity, computer capacity overload or other factors in the geographic and business areas in which the Company conducts its operations. As a result of such risks and uncertainties, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation to publicly release revisions to any such forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

EXECUTIVE LEVEL OVERVIEW

The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Deposits and borrowings have short durations and the cost of these funds do not rise and fall in tandem with loans and investment securities. There are many risks involved in managing net interest income including, but not limited to underwriting standards, interest rate and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through credit review by an outside firm and the Asset and Liability Management Committee (“ALCO”) meetings on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk and capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.

Non-interest income has a direct impact on earnings of the Company. Maintenance of customers’ accounts for loans and deposits generate fee income depending on the product selected. The Company generates gains on sales of mortgage loans and receives fee income from servicing loans sold. Non-interest income is primarily impacted by the volume of transactions from customers, which could change based on interest rates, pricing and competition.

Non-interest expenses include various expenses of the Company which are controlled by a budget process.

Provisions for income taxes are directly related to earnings or implemented tax strategies of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, would effect the amount of income taxes reported.

There are areas in the Consolidated Financial Statements in which significant estimates or assumptions are used in preparation of the Consolidated Financial Statements. Management monitors the application of the Company’s Critical Accounting Policies due to the nature and impact of these estimates and assumptions on earnings.

FINANCIAL CONDITION

OVERVIEW

The Company has maintained risk assets below 1% of total assets for the past several years. The Company maintains its commitment to servicing the needs of the local community in the Merrimack Valley area. The Company had total assets of $482.0 million at March 31, 2004 compared to $466.1 million at December 31, 2003. The increase in asset size at March 31, 2004 from December 31, 2003 is mainly attributable to an increase of $7.1 million in loans and $7.6 million in investment securities and Federal funds sold. The funding for these assets came from an increase in deposits of $8.3 million and an increase in borrowed funds of $7.5 million since December 2003.

INVESTMENTS

The investment securities portfolio totaled $236.3 million or 49.0% of total assets at March 31, 2004, compared to $232.9 million, or 50.0% of total assets at December 31, 2003, an increase of $3.4 million from year-end. The change in mix in the investment securities portfolio was the result of payments and maturities on asset-backed securities and payments on mortgage-backed securities. Funds were reinvested in U.S. Government Agency Obligations. The increase in investment securities was the result of the utilization of excess funds from deposit growth and an increase in borrowed funds.

The following table reflects the components and carrying values of the investment securities portfolio at March 31, 2004 and December 31, 2003:

	3/31/04	12/31/03
	(In Thousands)
Investment securities held to maturity (at amortized cost):
US Government Agency obligations	$104,587	$94,798
Mortgage-backed securities	37,036	39,467
Asset-backed securities	30,943	32,735
Corporate obligations	16,112	15,662
Municipal obligations	1,612	1,624

Total investment securities held to maturity	$190,290	$184,286

Investment securities available for sale (at market value):
US Treasury obligations	$4,920	$4,795
US Government Agency obligations	21,394	21,479
Mortgage-backed securities	6,428	6,862
Asset-backed securities	5,903	8,091
Corporate obligations	6,217	6,228
Mutual Funds	985	969
Equity securities	168	168

Total investment securities available for sale	$46,015	$48,592

Total investment securities portfolio	$236,305	$232,878

LOANS

The following table reflects the loan portfolio at March 31, 2004 and December 31, 2003:

	3/31/04	12/31/03
	(In Thousands)
Residential mortgage loans	$57,617	$57,017
Loans held for sale	962	338
Equity loans	11,280	10,236
Construction loans	12,504	16,040
Commercial real estate loans	120,933	112,503
Commercial loans	14,648	14,805
Consumer loans	646	564

Total loans	218,590	211,503
Allowance for loan losses	(4,218)	(4,220)

Total loans, net	$214,372	$207,283

Total loans increased to $218.6 million or 45.3% of total assets at March 31, 2004 from $211.5 million or 45.4% of total assets at December 31, 2003. The residential mortgage loan balances have remained fairly level compared to year-end 2003. The low interest rate environment has been consistent; however, the refinancing activity of existing mortgages and sales into the secondary market has slowed during the first quarter of 2004. Construction loans have declined $3.0 million due to the completion of some projects which have been transferred into the commercial real estate portfolio. Commercial real estate and commercial loans have increased due to competitive pricing and an increased borrower demand for these loans.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses for the three months ended March 31, 2004 and 2003:

	Three months ended
	3/31/04	3/31/03
	(In Thousands)
Beginning balance	$4,220	$4,167
Provision charged to operations	–	–
Recoveries on loans previously charged-off	2	3
Loans charged-off	(4)	—

Ending balance	$4,218	$4,170

The balance of the allowance for loan losses reflects management’s assessment of losses and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing allowance levels. Management believes the allowance level is adequate to absorb estimated credit losses associated with the loan portfolio. The allowance for loan losses reflects information available to management at the end of each period.

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

Total risk assets were $106 thousand at March 31, 2004. This represents an increase of $104 thousand from December 31, 2003 and an increase of $74 thousand from March 31, 2003. These changes were primarily attributable to an increase in non-performing loans to $106 thousand at March 31, 2004 from zero at December 31, 2003 and $23 thousand at March 31, 2003. The Company had no impaired loans at March 31, 2004, December 31, 2003 and March 31, 2003.

The following table summarizes the Company’s risk assets at March 31, 2004, December 31, 2003 and March 31, 2003:

	3/31/04	12/31/03	3/31/03
	(Dollars in Thousands)
Non-performing loans	$106	$—	$23
Other real estate owned	—	2	9

Total risk assets	$106	$2	$32

Risk assets as a percent of total assets	0.02%	0.00%	0.01%

The following table shows the allowance for loan losses as a percent of total loans at March 31, 2004, December 31, 2003 and March 31, 2003:

	3/31/04	12/31/03	3/31/03
	(Dollars in Thousands)
Allowance for loan losses	$4,218	$4,220	$4,170
Allowance for loan losses as a percent of total loans	1.93%	2.00%	1.82%

The allowance for loan losses has remained fairly consistent at $4.2 million at the end of March 31, 2004 and December 31, 2003. However, allowance for loan losses as a percent of total loans has decreased to 1.93% down from 2.00% at March 31, 2004 and December 31, 2003, respectively. This decrease is due to the higher balances in the loan portfolio at March 31, 2004 compared to December 31, 2003.

DEPOSITS

Total interest bearing deposits amounted to $264.7 million at March 31, 2004 compared to $258.4 million at December 31, 2003, an increase of $6.3 million. The change from December 31, 2003 is due to an increase in money market investment accounts, savings accounts and certificates of deposit, partially offset by a decrease in NOW and Super NOW accounts. Although the total balance of interest bearing deposits increased, the mix of deposits has changed from higher interest bearing accounts to lower interest bearing accounts.

The following table reflects the components of interest bearing deposits at March 31, 2004 and December 31, 2003:

	3/31/04	12/31/03
	(In Thousands)
NOW and Super NOW accounts	$35,613	$36,108
Savings accounts	46,142	44,324
Money market investment accounts	80,492	76,148
Certificates of deposit	74,729	74,184
Retirement accounts	27,760	27,666

Total interest bearing deposits	$264,736	$258,430

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

OVERVIEW

The Company reported net income of $786 thousand or $0.18 diluted earnings per share and $550 thousand or $0.13 diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively. The net income increase was primarily a result of a rise in net interest income of $160 thousand due to higher average investment securities balances; non-interest income increasing by $42 thousand primarily attributable to an increase in loan fee income and a reduction in non-interest expenses of $184 thousand due to a reduction in professional fees and a reimbursement from an insurance claim recovery.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the three months ended March 31, 2004 and 2003 was $3.4 million and $3.3 million, respectively. The net interest rate spread decreased to 2.75% for the quarter ended March 31, 2004 from 2.79% for the same quarter of 2003. Interest income in the first quarter of 2004 experienced an overall decrease due to a declining interest rate environment and lower average loan balances outstanding from the first quarter of 2003. Interest expense incurred a similar decline in interest rates resulting in lower rates paid on deposits and borrowed funds; however, the rates paid on borrowed funds have declined at a slower pace than rates paid on deposits.

The following table presents the components of net interest income and net interest rate spread for the three months ended March 31, 2004 and 2003:

	Income/Expense		Yield/Rate
	Three Months Ended
	3/31/04	3/31/03	3/31/04	3/31/03
	(Dollars in Thousands)
Interest income and average yield:
Loans	$3,303	$3,948	6.15%	6.83%
Investments, mortgage-backed securities and other earning assets	2,139	1,714	3.58	3.74

Total	5,442	5,662	4.80	5.46

Interest expense and average rate paid:
Deposits	828	1,150	1.27	1.76
Federal Home Loan Bank advances	1,052	1,203	5.15	5.19
Securities sold under agreements to repurchase and other borrowed funds	139	46	1.05	3.36

Total	2,019	2,399	2.05	2.67

Net interest income	$3,423	$3,263

Net interest rate spread			2.75%	2.79%

Net interest margin			3.02%	3.15%

INTEREST INCOME

Interest income for the first quarter of 2004 was $5.4 million as compared to $5.7 million for the same quarter of 2003. The decrease of $220 thousand in interest income is due to $420 thousand from lower yields earned on loans and investment securities, coupled with lower average loan balances, which decreased interest income by $283 thousand. Partially offsetting these declines were higher average investment securities balances which increased interest income by $483 thousand.

Yields on loans were 6.15% and 6.83% for the quarters ended March 31, 2004 and 2003, respectively. The impact to interest income due to lower loan yields was $362 thousand. Lower average loan balances of $216.1 million versus $234.6 million for the quarters ended March 31, 2004 and 2003, respectively, decreased interest income by $283 thousand.

The following table lists the components of loan interest income for the three months ended March 31, 2004 and 2003:

	Three months ended
	3/31/04	3/31/03
	(In Thousands)
Residential mortgage loans	$778	$941
Loans held for sale	6	27
Equity loans	133	160
Construction loans	206	339
Commercial real estate loans	1,944	2,068
Commercial loans	225	401
Consumer loans	11	12

Total loan interest income	$3,303	$3,948

Yields on investment securities were 3.58% and 3.74% for the quarters ended March 31, 2004 and 2003, respectively, decreasing interest income by $58 thousand. Higher average investment securities balances of $240.3 million during the first quarter of 2004 versus $186.0 million for the same period in 2003 increased interest income by $483 thousand.

INTEREST EXPENSE

Interest expense for the first quarter of 2004 totaled $2.0 million, a decrease of $380 thousand from the same quarter of 2003. This decrease is primarily due to lower rates paid on interest bearing liabilities, which impacted interest expense by $343 thousand. Higher average balances in other borrowed funds resulted in a $125 thousand increase to interest expense while lower average balances for FHLB advances decreased interest expense by $151 thousand. Lower average balances in deposits reduced interest expense by $11 thousand.

Rates on deposits were 1.27% and 1.76% for the quarters ended March 31, 2004 and 2003, respectively. This decrease resulted in interest expense decreasing by $311 thousand. Average deposit balances were $261.3 million for the first quarter of 2004 versus $264.7 million for the same period in 2003, which resulted in an $11 thousand decrease to interest expense.

The following table lists the components of deposit interest expense for the three months ended March 31, 2004 and 2003:

	Three months ended
	3/31/04	3/31/03
	(In Thousands)
NOW and Super NOW accounts	$10	$10
Savings deposit accounts	40	57
Money market investment accounts	236	238
Certificates of deposit	332	594
Retirement accounts	210	251

Total deposit interest expense	$828	$1,150

Rates on FHLB advances were 5.15% and 5.19% for the first quarters of 2004 and 2003, respectively. The decrease in rates paid on FHLB advances had a nominal impact on interest expense. The average balances of FHLB advances decreased to $82.1 million in the first quarter 2004 from $93.9 million for the first quarter of 2003, which resulted in a decrease in interest expense of $151 thousand.

Rates on repurchase agreements and other borrowed funds were 1.05% and 3.36% for the first quarters of 2004 and 2003, respectively. The decrease in rates paid on these interest bearing liabilities resulted in interest expense decreasing by $32 thousand. The average balance increased to $53.3 million in 2004 from $5.5 million in 2003, which increased interest expense by $125 thousand.

PROVISION FOR LOAN LOSSES

The provision for loan losses was zero for the quarters ended March 31, 2004 and 2003. The absence of a provision for loan losses was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has remained fairly consistent at $4.2 million at March 31, 2004 and December 31, 2003.

NON-INTEREST INCOME

Non-interest income amounted to $322 thousand and $280 thousand for the quarters ended March 31, 2004 and 2003, respectively. The increase in non-interest income was primarily due to an increase in loan fee income to $20 thousand in 2004 compared to a loss of $130 thousand in 2003. The increase in loan fees for the first quarter of 2004 can be attributed to a reduction in provisions for losses on mortgage servicing rights (“MSR”) to $19 thousand in 2004 compared to $229 thousand in the first quarter of 2003. The reason for higher provisions for losses on MSR in 2003 is due to higher than normal prepayment speeds used in the fair value calculation of MSR experienced by the Company in 2003 compared to 2004. Deposit account fees increased $39 thousand to $202 thousand in the first quarter of 2004 due to an increase in NOW account fees of $32 thousand attributable to a new product the Company began offering to its customers in December 2003. Partially offsetting these increases was a decrease in gains on sales of mortgage loans declining to $11 thousand from $149 thousand in the first quarter of 2004 and 2003, respectively, due to a reduction in loan sales by $5.4 million.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.5 million and $2.7 million for the quarters ended March 31, 2004 and 2003, respectively. Salaries and employee benefits decreased by $29 thousand in the first quarter 2004 compared to the first quarter in 2003 mainly due to a lower headcount. Occupancy and equipment expenses totaled $197 thousand in 2004, a decrease of $23 thousand over 2003 mainly due to a decrease in depreciation expenses and a reduction in building maintenance and repairs expenses. Professional expenses decreased to $115 thousand in the first quarter 2004 compared to $201 thousand in the same period in 2003 due to lower legal and consulting fees. Data processing expenses increased to $200 thousand in the first quarter of 2004 compared to $181 thousand in the same quarter in 2003 due to an increase in service bureau charges. Other expenses decreased to $354 thousand in 2004’s first quarter compared to $419 thousand in the same period in 2003. Other expenses decreased due in part to $100 thousand of legal expenses which were reimbursed as part of an insurance claim recovery in the amount of $197 thousand. Offsetting this decrease were increases in other operating expenses, marketing and customer servicing expenses totaling $36 thousand in the aggregate.

INCOME TAXES

The Company reported an income tax expense of $471 thousand for the quarter ended March 31, 2004 or an effective income tax rate of 37.5%. This compares to an income tax expense of $321 thousand for the quarter ended March 31, 2003 or effective income tax rate of 36.9%.

The increase in the effective income tax rate in 2004 from 2003 is due to the Bank’s State income tax expense increasing as a result of the increase in the Bank’s taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank (the “Bank”). The Bank paid dividends to the Company in the amount of $550 thousand and $500 thousand during the first quarter of 2004 and 2003, respectively. The Company made payments of dividends to shareholders in the amount of $553 thousand and $505 thousand in the first three months of 2004 and 2003, respectively.

The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank also has a $5 million unsecured Federal funds line of credit.

The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s investments in FHLB stock, its residential mortgage portfolio and the portion of the investment portfolio which meets FHLB qualifying collateral requirements and have been designated as such. The Bank’s borrowing capacity at the FHLB at March 31, 2004 was $169.5 million.

At March 31, 2004, the Company’s stockholder’s equity was $55.6 million as compared to $55.0 million at December 31, 2003. The change during the first three months of 2004 occurred due to net income of $786 thousand, $300 thousand due to the exercise of stock options and an increase of $94 thousand in market values on securities available for sale, net of taxes. Stockholders’ equity was reduced by the declaration of dividends of $553 million. The Company’s leverage ratio at March 31, 2004 and December 31, 2003 was 11.52% and 12.11%, respectively. The Company’s and the Bank’s total risk based capital ratios were 19.81% and 19.52% at March 31, 2004, respectively, compared with 20.50% and 20.25% at December 31, 2003, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The response is incorporated herein by reference to the discussion under the sub-caption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 19 and 20 of the LSB Corporation’s Annual Report for the fiscal year ended December 31, 2003.

ITEM 4:  CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

During the period covered by this quarterly report, there were no significant changes in the Company’s internal controls that have materially affected, or are reasonable likely to materially affect the internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its business. Other than the following matter, management does not believe resolution of such litigation will have a material effect on the financial condition and operating results of the Company.

The Bank was awarded a $4.2 million judgment in 1997. The Bank prevailed on this matter in the Commonwealth of Massachusetts Appeals Court. On February 13, 2002, the defendant filed bankruptcy under Chapter 7 (liquidation). Post-judgment interest accrues from the date of the judgment to February 13, 2002 and approximates $1.9 million. However, collectibility of post-judgment interest in addition to the $4.2 million award has not yet been determined.

Bids of approximately $3.3 million for the major assets of the debtor were approved by the Bankruptcy Court on October 14, 2002. The net amount to be received by the Bank after taxes and bankruptcy expenses is not known at this time. However, it is not likely that the full $4.2 million judgment and post-judgment interest of $1.9 million will be collected.

On February 26, 2004, the Company reported in a press release that the U.S. Bankruptcy Trustee filed a motion seeking Bankruptcy Court approval to make an interim distribution to the Bank of approximately $2.6 million. The Bank has agreed to return any of the interim distribution as would be necessary to pay additional taxes imposed on the bankruptcy estate in the event reserves set aside for taxes are insufficient. Subsequent to the press release on February 26, 2004, management became aware of approximately $120 thousand in additional expenses associated with the interim distribution in which the Company would receive approximately $2.5 million after these expenses. If approved, the diluted earnings per share impact on the proposed interim distribution will be approximately $0.35 per share based on estimated average shares outstanding for the quarter ended March 31, 2004. The financial impact of any interim distribution will be recognized in the Company’s reported financial results if and when such interim distribution is approved by the U.S. Bankruptcy Court.

It is management’s opinion the timing and final amount to be collected can not be determined at this time. Accordingly, no recognition of this matter has been recorded in the Company’s Consolidated Financial Statements.

For further information, please refer to the discussion under the caption “CONTINGENCIES” on page 41 of the Corporation’s Annual Report for the fiscal year ended December 31, 2003, which is hereby incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

Please see the Exhibit Index attached hereto.

b.	Reports on Form 8-K.

The following is a list of Form 8-K filed by LSB Corporation with the Securities and Exchange Commission during the quarter ended March 31, 2004:

Date Filed	Items reported
January 21, 2004	LSB Corporation’s press release announcing the Company’s earnings for the three months and twelve months ended December 31, 2003.
January 26, 2004	LSB Corporation’s press release announcing the Company’s dividend to shareholders’ for the first quarter 2004.
February 27, 2004	LSB Corporation’s press release reporting Bankruptcy Trustee Proposes Interim Distribution to Bank Subsidiary, dated February 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION AND SUBSIDIARY
May 14, 2004	/s/ Paul A. Miller
Paul A. Miller
President and Chief Executive Officer

May 14, 2004	/s/ John E. Sharland
John E. Sharland
Senior Vice President Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY

Quarterly Report on Form 10-Q For Quarter Ended March 31, 2004

EXHIBIT INDEX