Form 10-Q
period 2004-06-30
LSB CORP
filed 2004-08-12
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20529

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes ☒                No ☐

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☐                No ☒

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2004
Common Stock, par value $.10 per share	4,307,442 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LSB CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2004	2003
	(In Thousands, Except Share Data)
ASSETS
Assets:
Cash and due from banks	$7,221	$7,872
Federal funds sold	3,545	889

Total cash and cash equivalents	10,766	8,761

Investment securities held to maturity (market value of $181,329 in 2004 and $184,592 in 2003)	183,749	184,286
Investment securities available for sale (amortized cost of $56,368 in 2004 and $48,571 in 2003)	55,687	48,592
Federal Home Loan Bank stock, at cost	7,694	6,593
Loans, net of allowance for loan losses	207,973	207,283
Bank premises and equipment	3,434	2,875
Accrued interest receivable	2,622	2,552
Deferred income tax asset	2,958	3,519
Other assets	1,391	1,647

Total assets	$476,274	$466,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$273,943	$258,430
Non-interest bearing deposits	15,781	14,110
Federal Home Loan Bank advances	96,161	78,866
Other borrowed funds	26,000	52,000
Securities sold under agreements to repurchase	3,159	2,486
Advance payments by borrowers for taxes and insurance	489	450
Other liabilities	3,765	4,764

Total liabilities	419,298	411,106

Stockholders’ equity:
Preferred stock, $.10 par value per share:
5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share;
20,000,000 shares authorized; 4,526,742 and 4,454,262 shares issued at June 30, 2004 and December 31, 2003, respectively, and 4,307,442 and 4,234,962 shares outstanding at June 30, 2004 and December 31, 2003, respectively	453	445
Additional paid-in capital	58,703	58,350
Retained earnings (accumulated deficit)	976	(1,055)
Treasury stock, at cost (219,300 shares)	(2,758)	(2,758)
Accumulated other comprehensive (loss) income	(398)	20

Total stockholders’ equity	56,976	55,002

Total liabilities and stockholders’ equity	$476,274	$466,108

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands, Except Share Data)
Interest and dividend income:
Loans	$3,252	$3,740	$6,555	$7,688
Investment securities held to maturity	1,709	1,048	3,378	2,177
Investment securities available for sale	458	463	886	956
Federal Home Loan Bank stock	36	44	72	95
Other interest and dividend income	6	19	12	60

Total interest and dividend income	5,461	5,314	10,903	10,976

Interest expense:
Deposits	870	1,096	1,698	2,246
Federal Home Loan Bank advances	1,110	1,181	2,162	2,384
Other borrowed funds	112	34	247	75
Securities sold under agreements to repurchase	3	5	7	10

Total interest expense	2,095	2,316	4,114	4,715

Net interest income	3,366	2,998	6,789	6,261

Provision (credit) for loan losses	(300)	—	(300)	—

Net interest income after provision (credit) for loan losses	3,666	2,998	7,089	6,261

Non-interest income:
Loan servicing fees	123	(50)	143	(180)
Deposit account fees	230	180	432	343
Gains on sales of mortgage loans	58	165	69	314
Lawsuit judgment collected	2,275	—	2,275	—
Other income	94	88	183	186

Total non-interest income	2,780	383	3,102	663

Non-interest expense:
Salaries and employee benefits	1,627	1,420	3,249	3,071
Occupancy and equipment expenses	242	202	439	422
Professional expenses	216	162	331	363
Data processing expenses	232	179	432	360
Other expenses	454	409	808	828

Total non-interest expenses	2,771	2,372	5,259	5,044

Income before income tax expense	3,675	1,009	4,932	1,880
Income tax expense	1,318	374	1,789	695

Net income	$2,357	$635	$3,143	$1,185

Average shares outstanding	4,303,588	4,204,362	4,283,613	4,209,335
Average diluted shares outstanding	4,443,898	4,364,480	4,437,404	4,361,182

Basic earnings per share	$0.55	$0.15	$0.73	$0.28
Diluted earnings per share	$0.53	$0.15	$0.71	$0.27

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

LSB CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit)	Stock	Income	Equity
	(In Thousands, Except Share Data)
Balance at December 31, 2002	$439	$57,845	$(3,168)	$(1,736)	$679	$54,059
Net income	—	—	1,185	—	—	1,185
Other comprehensive income:
Unrealized loss on securities available for sale (tax effect $7)	—	—	—	—	(14)	(14)

Total comprehensive income						1,171
Exercise of stock options	4	173	—	—	—	177
Dividends declared and paid ($0.24 per share)	—	—	(1,009)	—	—	(1,009)
Purchase of 82,800 shares of Treasury Stock, at cost				(1,022)		(1,022)

Balance at June 30, 2003	$443	$58,018	$(2,992)	$(2,758)	$665	$53,376

			Retained		Accumulated
		Additional	Earnings/		Other	Total
	Common	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit)	Stock	Income (loss)	Equity
Balance at December 31, 2003	$445	$58,350	$(1,055)	$(2,758)	$20	$55,002
Net income	—	—	3,143	—	—	3,143
Other comprehensive income:
Unrealized loss on securities available for sale (tax effect $284)	—	—	—	—	(418)	$(418)

Total comprehensive income						2,725
Exercise of stock options	8	353	—	—	—	361
Dividends declared and paid ($0.26 per share)	—	—	(1,112)	—	—	(1,112)

Balance at June 30, 2004	$453	$58,703	$976	$(2,758)	$(398)	$56,976

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
	2004	2003
	(In Thousands)
Cash flows from operating activities:
Net income	$3,143	$1,185
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(300)	—
Gains on sales of mortgage loans	(69)	(314)
Net amortization of investment securities	878	1,005
Loss on sale of investment securities available for sale	—	14
Depreciation of premises and equipment	212	224
Loans originated for sale	(3,374)	(17,043)
Proceeds from sales of mortgage loans	3,781	15,968
(Increase) decrease in accrued interest receivable	(70)	313
Decrease in deferred income tax asset	845	570
Decrease in other assets	256	413
Increase (decrease) in advance payments by borrowers	39	(48)
(Decrease) increase in other liabilities	(999)	184

Net cash provided by operating activities	4,342	2,471

Cash flows from investing activities:
Proceeds from sale of mortgage-backed securities available for sale	—	5,684
Proceeds from maturities of investment securities held to maturity	13,800	155,600
Proceeds from maturities of investment securities available for sale	9,585	7,000
Purchases of investment securities held to maturity	(24,356)	(168,107)
Purchases of mortgage-backed securities held to maturity	—	(17,937)
Purchases of investment securities available for sale	(19,981)	(16,712)
Purchase of mutual fund available for sale	—	(1,000)
Purchases of mortgage-backed securities available for sale	—	(14,775)
Purchases of Federal Home Loan Bank stock	(1,101)	—
Principal payments of securities held to maturity	10,334	22,477
Principal payments of securities available for sale	2,480	5,180
(Increase) decrease in loans, net	(728)	29,226
Purchases of Bank premises and equipment	(771)	(47)

Net cash (used in) provided by investing activities	(10,738)	6,589

Cash flows from financing activities:
Net increase in deposits	17,184	873
Additions to Federal Home Loan Bank advances	32,345	—
Payments on Federal Home Loan Bank advances	(15,050)	(7,920)
Net increase (decrease) in agreements to repurchase securities	673	(1,256)
Net decrease in other borrowed funds	(26,000)	(1,293)
Treasury stock purchased	—	(1,022)
Dividends paid	(1,112)	(1,009)
Proceeds from exercise of stock options	361	177

Net cash provided by (used in) financing activities	8,401	(11,450)

Net increase (decrease) in cash and cash equivalents	2,005	(2,390)
Cash and cash equivalents, beginning of period	8,761	16,769

Cash and cash equivalents, end of period	$10,766	$14,379

Cash paid during the period for:
Interest on deposits	$1,696	$2,245
Interest on borrowed funds	2,430	2,515
Income taxes	2,884	245
Supplemental Schedule of non-cash activities:
Net change in valuation of investment securities available for sale	(702)	(21)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

	Three months ended		Six months ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(In Thousands, Except Share Data)
Net income:
As Reported	$2,357	$635	$3,143	$1,185
Less: Pro forma stock based compensation cost (net of taxes)	(104)	(45)	(208)	(89)

Pro forma	$2,253	$590	$2,935	$1,096

Basic earnings per share:
As Reported	$0.55	$0.15	$0.73	$0.28
Pro forma	0.52	0.14	0.69	0.26
Diluted earnings per share:
As Reported	$0.53	$0.15	$0.71	$0.27
Pro forma	0.51	0.14	0.66	0.25

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

Net pension cost components for the three months and six months ended June 30, follow:

	Three months ended		Six months ended
	6/30/04	6/30/03	6/30/04	6/30/03
		(In Thousands)
Service cost	$103	$88	$207	$177
Interest cost	105	102	211	204
Expected return on plan assets	(121)	(106)	(242)	(212)
Net amortization and deferrals	(1)	(1)	(2)	(2)

Net periodic pension cost	$86	$83	$174	$167

4. CONTINGENCIES

The Bank was awarded a $4.2 million judgment against a debtor in 1997. The judgment was appealed and the Bank prevailed in this matter in Appeals Court. On February 13, 2002, the defendant filed bankruptcy under Chapter 7 (liquidation). Post-judgment interest accrues from the date of the judgment to February 13, 2002 and approximates $1.9 million. However, collectibility of post-judgment interest in addition to the $4.2 million award has not yet been determined.

Bids of approximately $3.3 million for the major assets were approved by the Bankruptcy Court on October 14, 2002. The net amount to be received by the Bank after taxes and bankruptcy expenses is not known at this time. However, it is not likely that the full $4.2 million judgment and post-judgment interest of $1.9 million will be collected.

On June 15, 2004 the Company reported in a press release the receipt of $2.5 million on a U.S. Bankruptcy Judge’s Order on the Trustee’s Motion for authorization to make an interim distribution to the Bank. The $2.5 million distribution has been received and recorded as income by the Bank on June 15, 2004. The Bank has agreed to return any of the interim distribution as would be necessary to pay additional taxes imposed on the bankruptcy estate in the event reserves set aside for expenses and taxes are insufficient. The Company first reported the Bankruptcy Trustee’s Motion seeking authorization from the U.S. Bankruptcy Judge for an interim distribution to creditors in a press release dated February 26, 2004. The diluted earnings per share impact of the interim distribution is approximately $0.35 per share based on average dilutive shares outstanding during the quarter ended June 30, 2004.

It is management’s opinion the timing and final amount to be collected can not be determined at this time. Accordingly, no recognition beyond the interim distribution has been recorded in the Company’s Consolidated Financial Statements at June 30, 2004.

5. RECENT ACCOUNTING DEVELOPMENTS

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer. This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

5. RECENT ACCOUNTING DEVELOPMENTS (Continued)

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105 — “Application of Accounting Principles to Loan Commitments”. In March 2004, the SEC issued SAB No. 105. SAB No. 105 summarizes the views of the SEC regarding the application of Generally Accepted Accounting Principles (“GAAP”) to loan commitments for mortgage loans that will be held for sale accounted for as derivatives. The guidance requires the measurement at fair value of such loan commitments include only the difference between the guaranteed interest rate in the loan commitment and a market interest rate; future cash flows related to servicing the loan or the customer relationship should not be recorded as a part of the loan commitment derivative. SAB No. 105 is effective for sold loan commitments accounted for as derivatives entered into beginning April 1, 2004. The Company adopted this SAB on April 1, 2004. The adoption of SAB No. 105 did not have an impact on the Company as the Company was valuing loan commitments to be accounted for as derivatives consistent with this guidance.

Financial Accounting Standards Board (“FASB”). Emerging Issues Task Force (“EITF”). Issue 03-1. The Meaning of “Other-Than-Temporary Impairment and its Application to Certain Investments”. In June 2004, the FASB’s EITF issued EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. EITF 03-1 is effective for periods beginning after June 15, 2004. The Company does not believe the adoption of EITF 03-1 will have a material impact on the Company’s financial position or results of operations.

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

EXECUTIVE LEVEL OVERVIEW

The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Deposits and borrowings have short durations and the cost of these funds do not necessarily rise and fall in tandem with loans and investment securities. There are many risks involved in managing net interest income including, but not limited to credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function, a credit review by an outside firm and the Asset and Liability Management Committee (“ALCO”) meetings on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.

Non-interest income includes various fees. Maintenance of customers’ loan and deposit accounts generate various amounts of fee income depending on the product selected. The Company generates gains on sales of mortgage loans and receives fee income from servicing loans sold. Non-interest income is primarily impacted by the volume of customer transactions, which could change in response to changes in interest rates, pricing and competition.

Non-interest expenses include various expenses of the Company which generally are directly related to business volume and are controlled by a budget process.

Provisions for income taxes are directly related to earnings or implemented tax strategies of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, would effect the amount of income taxes reported.

FINANCIAL CONDITION

OVERVIEW

The Company has maintained risk assets below 1% of total assets for the past several years. The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area. The Company had total assets of $476.3 million at June 30, 2004 compared to $466.1 million at December 31, 2003. The increase in asset size at June 30, 2004 from December 31, 2003 is mainly attributable to an increase of $6.6 million in investment securities, $2.7 million in Federal funds sold and $1.1 million in Federal Home Loan Bank stock. The funding for these assets came from an increase in deposits of $17.2 million. Deposit growth was also used to pay down borrowed funds of $8.0 million as they became due during 2004.

INVESTMENTS

The investment securities portfolio totaled $239.4 million or 50.3% of total assets at June 30, 2004, compared to $232.9 million, or 50.0% of total assets at December 31, 2003, an increase of $6.5 million from year-end. The change in mix in the investment securities portfolio was the result of maturities of U.S. Government Agency obligations, maturities and payments on asset-backed securities and payments on mortgage-backed securities. Funds received were reinvested in U.S. Government Agency Obligations. The increase in investment securities was the result of the utilization of funds from deposit growth.

The following table reflects the components and carrying values of the investment securities portfolio at June 30, 2004 and December 31, 2003:

	6/30/04	12/31/03
	(In Thousands)
Investment securities held to maturity (at amortized cost):
US Government Agency obligations	$102,423	$94,798
Mortgage-backed securities	34,740	39,467
Asset-backed securities	32,101	32,735
Corporate obligations	12,885	15,662
Municipal obligations	1,600	1,624

Total investment securities held to maturity	$183,749	$184,286

Investment securities available for sale (at market value):
US Treasury obligations	$4,667	$4,795
US Government Agency obligations	36,061	21,479
Mortgage-backed securities	5,530	6,862
Asset-backed securities	5,205	8,091
Corporate obligations	3,107	6,228
Mutual Funds	956	969
Equity securities	161	168

Total investment securities available for sale	$55,687	$48,592

Total investment securities portfolio	$239,436	$232,878

LOANS

The following table reflects the loan portfolio at June 30, 2004 and December 31, 2003:

	6/30/04	12/31/03
	(In Thousands)
Residential mortgage loans	$58,749	$57,017
Loans held for sale	—	338
Equity loans	10,441	10,236
Construction loans	11,622	16,040
Commercial real estate loans	118,309	112,503
Commercial loans	12,361	14,805
Consumer loans	659	564

Total loans	212,141	211,503
Allowance for loan losses	(4,168)	(4,220)

Total loans, net	$207,973	$207,283

Total loans increased to $212.1 million or 44.5% of total assets at June 30, 2004 from $211.5 million or 45.4% of total assets at December 31, 2003. The residential mortgage loan balances have remained fairly level compared to year-end 2003, however, the refinancing activity of existing mortgages and sales into the secondary market has slowed during the first six months of 2004. Construction loans have declined $4.4 million due to the completion of some projects which have been transferred into the commercial real estate portfolio. Commercial real estate loans have increased $5.8 million due to increased borrowers’ demand for this type of loan and the completion of $3.0 million in construction loans transferred to commercial real estate loans.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses for the three months and six months ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	6/30/04	6/30/03	6/30/04	6/30/03
		(In Thousands)
Beginning balance	$4,218	$4,170	$4,220	$4,167
Provision (credit) charged to operations	(300)	—	(300)	—
Recoveries on loans previously charged-off	254	6	256	9
Loans charged-off	(4)	—	(8)	—

Ending balance	$4,168	$4,176	$4,168	$4,176

In the second quarter of 2004, the Bank recognized $253 thousand of the interim distribution of a legal judgment previously obtained by the Bank as a recovery to the allowance for loan losses on amounts previously charged off. The Bank also recorded a credit provision for loan losses of $300 thousand for the quarter ended June 30, 2004.

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

Total risk assets were $106 thousand at June 30, 2004. This represents an increase of $104 thousand from December 31, 2003. These changes were primarily attributable to an increase in non-performing loans to $106 thousand at June 30, 2004 from zero at December 31, 2003 and $23 thousand at June 30, 2003. The Company had no impaired loans at June 30, 2004, December 31, 2003 and June 30, 2003.

The following table summarizes the Company’s risk assets at June 30, 2004, December 31, 2003 and June 30, 2003:

	6/30/04	12/31/03	6/30/03
	(Dollars in Thousands)
Non-performing loans	$106	$—	$23
Other real estate owned	—	2	7

Total risk assets	$106	$2	$30

Risk assets as a percent of total assets	0.02%	0.00%	0.01%

The following table shows the allowance for loan losses as a percent of total loans at June 30, 2004, December 31, 2003 and June 30, 2003:

	6/30/04	12/31/03	6/30/03
	(Dollars in Thousands)
Allowance for loan losses	$4,168	$4,220	$4,176
Allowance for loan losses as a percent of total loans	1.96%	2.00%	1.94%

The allowance for loan losses has remained fairly consistent at approximately $4.2 million at the end of June 30, 2004, December 31, 2003 and June 30, 2003. However, the allowance for loan losses as a percent of total loans has decreased to 1.96% at June 30, 2004 down from 2.00% at December 31, 2003. Due to a slight increase in total loans outstanding at June 30, 2004 compared to December 31, 2003, the ratio of the allowance for loan loss as a percent of total loans has decreased slightly.

DEPOSITS

Total interest bearing deposits amounted to $273.9 million at June 30, 2004 compared to $258.4 million at December 31, 2003, an increase of $15.5 million. The change from December 31, 2003 is due primarily to increases in certificates of deposit, money market investment and NOW accounts. All other deposit categories experienced slight increases.

The following table reflects the components of interest bearing deposits at June 30, 2004 and December 31, 2003:

	6/30/04	12/31/03
	(In Thousands)
NOW and Super NOW accounts	$39,446	$36,108
Savings accounts	46,304	44,324
Money market investment accounts	80,190	76,148
Certificates of deposit	80,027	74,184
Retirement accounts	27,976	27,666

Total interest bearing deposits	$273,943	$258,430

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

OVERVIEW

The Company reported net income of $2.4 million or $0.53 diluted earnings per share and $635 thousand or $0.15 diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively. The net income increase of $1.7 million was due primarily to the receipt of $2.5 million on a U.S. Bankruptcy Judge’s order on the Trustee’s Motion for authorization to make an interim distribution in a case in which the Company’s wholly owned subsidiary, Lawrence Savings Bank (the “Bank”), is a secured creditor. The impact to earnings after provision for taxes approximates $1.6 million. The diluted earnings per share impact of the interim distribution is approximately $0.35 per share based on average diluted shares outstanding during the quarter ended June 30, 2004. The Bank recorded a credit provision for loan losses of $300 thousand for the quarter ended June 30, 2004, as a result of the recognition of $253 thousand of the interim distribution as a recovery to the allowance for loan losses on amounts previously charged off.

Net income for the three months ended June 30, 2004 increased, aside from the lawsuit judgment collected noted above, due to net interest income increasing $368 thousand and non-interest income increasing by $122 thousand. Offsetting these increases were non-interest expenses rising $399 thousand and an increase in the provision for income taxes of $944 thousand primarily attributed to the lawsuit judgment recovery.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the three months ended June 30, 2004 and 2003 increased by $368 thousand or 12.3% to $3.4 million from $3.0 million, respectively. The net interest rate spread increased to 2.60% for the quarter ended June 30, 2004 from 2.51% for the same quarter of 2003. Interest income in the second quarter of 2004 experienced an overall increase due to a higher average investment securities balances outstanding from the second quarter of 2003, offset by lower average loan balances and a declining interest rate environment on loans. Interest expense incurred a similar decline in interest rates resulting in lower rates paid on deposits and borrowed funds; however, the rates paid on borrowed funds have declined at a slower pace than rates paid on deposits.

The following table presents the components of net interest income and net interest rate spread for the three months ended June 30, 2004 and 2003:

	Income/Expense		Yield/Rate
	Three Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(Dollars in Thousands)
Interest income and average yield:
Loans	$3,252	$3,740	6.04%	6.66%
Investments, mortgage-backed securities and other earning assets	2,209	1,574	3.45	3.24

Total	5,461	5,314	4.64	5.07

Interest expense and average rate paid:
Deposits	870	1,096	1.30	1.65
Federal Home Loan Bank advances	1,110	1,181	4.47	5.19
Securities sold under agreements to repurchase and other borrowed funds	115	39	1.08	3.16

Total	2,095	2,316	2.04	2.56

Net interest income	$3,366	$2,998

Net interest rate spread			2.60%	2.51%

Net interest margin			2.86%	2.86%

INTEREST INCOME

Interest income for the second quarter of 2004 was $5.5 million as compared to $5.3 million for the same quarter of 2003. The increase of $147 thousand in interest income is primarily due to $534 thousand recognized from higher average investment securities balances, coupled with slightly higher yields on investment securities resulting in an increase of $101 thousand in interest income. Partially offsetting these increases were lower yields and lower average loan balances which decreased interest income by $356 thousand and $132 thousand, respectively.

Yields on loans were 6.04% and 6.66% for the quarters ended June 30, 2004 and 2003, respectively. The impact to interest income due to lower loan yields was $356 thousand. Lower average loan balances of $216.5 million versus $225.3 million for the quarters ended June 30, 2004 and 2003, respectively, decreased interest income by $132 thousand.

The following table lists the components of loan interest income for the three months ended June 30, 2004 and 2003:

	Three months ended
	6/30/04	6/30/03
	(In Thousands)
Residential mortgage loans	$768	$855
Loans held for sale	14	57
Equity loans	124	137
Construction loans	191	296
Commercial real estate loans	1,952	2,003
Commercial loans	192	382
Consumer loans	11	10

Total loan interest income	$3,252	$3,740

Yields on investment securities were 3.45% and 3.24% for the quarters ended June 30, 2004 and 2003, respectively, increasing interest income by $101 thousand. Higher average investment securities balances of $257.2 million during the second quarter of 2004 versus $195.1 million for the same period in 2003 increased interest income by $534 thousand.

INTEREST EXPENSE

Interest expense for the second quarter of 2004 totaled $2.1 million, a decrease of $221 thousand from the same quarter of 2003. This decrease is primarily due to lower rates paid on interest bearing liabilities, which impacted interest expense by $428 thousand. Average balances of interest bearing liabilities increased resulting in $207 thousand in additional interest expense.

Rates on deposits were 1.30% and 1.65% for the quarters ended June 30, 2004 and 2003, respectively. This decrease resulted in interest expense decreasing by $235 thousand. Average deposit balances were $269.8 million for the second quarter of 2004 versus $267.1 million for the same period in 2003, which resulted in a $9 thousand increase to interest expense.

The following table lists the components of deposit interest expense for the three months ended June 30, 2004 and 2003:

	Three months ended
	6/30/04	6/30/03
	(In Thousands)
NOW and Super NOW accounts	$9	$10
Savings deposit accounts	42	56
Money market investment accounts	240	229
Certificates of deposit	370	560
Retirement accounts	209	241

Total deposit interest expense	$870	$1,096

Rates on FHLB advances were 4.47% and 5.19% for the second quarters of 2004 and 2003, respectively. The decrease in rates paid on FHLB advances decreased interest expense by $167 thousand. The average balances of FHLB advances increased to $99.9 million in the second quarter 2004 from $91.3 million for the second quarter of 2003, which resulted in an increase in interest expense of $96 thousand.

Rates on repurchase agreements and other borrowed funds (which includes FHLB advances less than 90 days) were 1.08% and 3.16% for the second quarters of 2004 and 2003, respectively. The decrease in rates paid on these interest bearing liabilities resulted in interest expense decreasing by $26 thousand. The average balance increased to $43.0 million in 2004 from $4.9 million in 2003 which increased interest expense by $102 thousand.

PROVISION FOR LOAN LOSSES

The Company booked a credit provision for loan losses in the amount of $300 thousand in the second quarter of 2004 due to a recovery of $253 thousand to the allowance for loan losses and the continued low level of non-performing loans. The Company made no provision for loan losses in 2003. The absence of a provision for loan losses in 2003 was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has remained fairly consistent at approximately $4.2 million at June 30, 2004 and December 31, 2003. The coverage of the allowance for loan losses has decreased slightly to 1.96% at June 30, 2004 from 2.00% at December 31, 2003.

NON-INTEREST INCOME

Non-interest income amounted to $2.8 million and $383 thousand for the quarters ended June 30, 2004 and 2003, respectively. The increase was primarily attributable to the lawsuit judgment collected of $2.5 million of which $2.3 million was reported as non-interest income in the second quarter of 2004. Excluding the lawsuit judgment collected, non-interest income increased $122 thousand compared to the second quarter of 2003. Loan fee income increased to $123 thousand in 2004 compared to loan fee loss of $50 thousand in 2003. The increase in loan fees for the second quarter of 2004 can be attributed to an increase of $55 thousand in prepayment penalties on commercial real estate loan payoffs and to an increase in fair value on mortgage servicing rights (“MSR”) for which $52 thousand was a decrease to the valuation allowance in 2004 compared to provision for losses of $72 thousand in the second quarter of 2003. The reason for higher provisions for losses on MSR in 2003 is due to higher than normal prepayment speeds used in the fair value calculation of MSR experienced by the Company in 2003 compared to 2004. Deposit account fees increased $50 thousand to $230 thousand in the second quarter of 2004 due to an increase in NOW account fees of $41 thousand attributable to a new service the Company offered in 2004. Partially offsetting these increases was a decrease in gains on sales of mortgage loans declining to $58 thousand from $165 thousand in the second quarter of 2004 and 2003, respectively, due to a reduction in loan sales.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.8 million compared to $2.4 million for the quarters ended June 30, 2004 and 2003, respectively. Salaries and employee benefits increased by $207 thousand in the second quarter 2004 compared to the second quarter in 2003 mainly due to normal salary increases and the addition to headcount for the new Salem, New Hampshire branch. Occupancy and equipment expenses totaled $242 thousand in 2004, an increase of $40 thousand over 2003 mainly due to higher depreciation expenses associated with assets no longer used by the Company. Professional expenses increased to $216 thousand in the second quarter 2004 compared to $162 thousand in the same period in 2003 primarily due to higher legal expenses associated with the lawsuit judgment collection and consulting expenses. Data processing expenses increased to $232 thousand in the second quarter of 2004 compared to $179 thousand in the same quarter in 2003 due to an increase in service bureau charges associated with telecommunication improvements. Other expenses increased to $454 thousand in 2004’s second quarter compared to $409 thousand in the same period in 2003. Other expenses increased mainly due to an increase in marketing expenses relating to the new Salem, New Hampshire branch.

INCOME TAXES

The Company reported an income tax expense of $1.3 million for the quarter ended June 30, 2004 or an effective income tax rate of 35.9%. This compares to an income tax expense of $374 thousand for the quarter ended June 30, 2003 or effective income tax rate of 37.1%. The increase of $944 thousand in the provision for income taxes is primarily attributed to the lawsuit judgment recovery. The decrease in the effective income tax rate in 2004 from 2003 is due to lower provisions for income taxes associated with tax exempt loans held by the Company.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

OVERVIEW

The Bank reported net income of $3.1 million or $0.71 diluted earnings per share and $1.2 million or $0.27 diluted earnings per share for the six months ended June 30, 2004 and 2003, respectively. During the first six months of 2004, net income increased $2.0 million mainly attributable to the lawsuit judgment collected. Net interest income and non-interest income increased by $528 thousand and $164 thousand, respectively. Partially offsetting these revenues were increases in non-interest expenses of $215 thousand and the provision for income taxes by $1.1 million attributable to the recovery previously mentioned.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the six months ended June 30, 2004 and 2003 totaled $6.8 million and $6.3 million, respectively. The net interest rate spread increased slightly to 2.67% from 2.65%. The rates paid on interest bearing liabilities decreased more rapidly than the yield on interest bearing assets. The following table presents the components of net interest income and net interest spread:

	Income/Expense		Yield/Rate
	Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(Dollars in Thousands)
Interest income and average yield:
Loans	$6,555	$7,688	6.09%	6.74%
Investments, mortgage-backed securities and other earning assets	4,348	3,288	3.51	3.48

Total	10,903	10,976	4.71	5.26

Interest expense and average rate paid:
Deposits	1,698	2,246	1.29	1.70
Federal Home Loan Bank advances	2,162	2,384	4.78	5.19
Securities sold under agreements to repurchase and other borrowed funds	254	85	1.06	3.27

Total	4,114	4,715	2.04	2.61

Net interest income	$6,789	$6,261

Net interest rate spread			2.67%	2.65%

Net interest margin			2.94%	3.00%

INTEREST INCOME

Interest income for the first six months of 2004 was $10.9 million as compared to $11.0 million for the same period of 2003. The decrease in interest income of $73 thousand is due mainly to lower yields on loans reducing interest income by $722 thousand. Lower average loan balances also contributed to the decrease by $411 thousand. Partially offsetting these decreases were higher average investment securities balances and higher yields increasing interest income by $1.0 million and $43 thousand, respectively.

Yields on loans were 6.09% and 6.74% for the six months ended June 30, 2004 and 2003, respectively. The impact on interest income due to lower yields was $722 thousand. Lower average loan balances of $216.3 million in 2004 versus $229.9 million in 2003 resulted in interest income decreasing by $411 thousand.

The following table lists the components of loan interest income for the six months ended June 30, 2004 and 2003:

	Six months ended
	6/30/04	6/30/03
	(In Thousands)
Residential mortgage loans	$1,546	$1,796
Loans held for sale	20	84
Equity loans	257	297
Construction loans	397	635
Commercial real estate loans	3,896	4,071
Commercial loans	417	783
Consumer loans	22	22

Total loan interest income	$6,555	$7,688

Yields on investment securities increased to 3.51% for the six months ended June 30, 2004. This compares to yields on investment securities of 3.48% for the same period in 2003. This resulted in interest income increasing by $43 thousand. Higher average investment securities balances of $248.8 million in 2004 versus $190.6 million in 2003 resulted in interest income increasing by $1.0 million.

INTEREST EXPENSE

Interest expense for the first six months of 2004 and 2003 was $4.1 million and $4.7 million, respectively. The decrease of $601 thousand in interest expense is primarily due to lower rates paid on deposits and other interest bearing liabilities, which decreased interest expense by $789 thousand. Interest expense decreased $39 thousand due to lower average deposit and FHLB advances balances. Higher average balances of repurchase agreements and other borrowed funds increased interest expense by $227 thousand.

Rates on deposits were 1.29% and 1.70% for the first six months of 2004 and 2003 respectively. This decrease resulted in interest expense decreasing by $546 thousand. Average deposit balances were $265.6 million in 2004 down from $265.9 million in 2003, which had a nominal impact on interest expense.

The following table lists the components of deposit interest expense for the six months ended June 30, 2004 and 2003:

	Six months ended
	6/30/04	6/30/03
	(In Thousands)
NOW and Super NOW accounts	$19	$20
Savings deposit accounts	82	113
Money market investment accounts	476	467
Certificates of deposit	702	1,154
Retirement accounts	419	492

Total deposit interest expense	$1,698	$2,246

Rates on FHLB advances were 4.78% and 5.19% resulting in interest expense decreasing by $185 thousand in 2004 from 2003. The average balances from these interest bearing liabilities decreased to $91.0 million in 2004 from $92.6 million in 2003, which decreased interest expense by $37 thousand.

Rates paid on repurchase agreements and other borrowed funds were 1.06% and 3.27% for the first six months of 2004 and 2003, respectively. This rate decrease resulted in a decrease of $58 thousand in interest expense. The average balances of repurchase agreements and other borrowed funds increased to $48.2 million for the first half in 2004 compared to $5.2 million for the same period in 2003 resulting in an increase of $227 thousand in interest expense.

PROVISION FOR LOAN LOSSES

The Company booked a credit provision for loan losses in the amount of $300 thousand for the six months ended June 30, 2004 due to the $253 thousand recovery to the allowance for loan losses and the continued low level of non-performing loans. The Company made no provision for loan losses in 2003. The absence of a provision for loan losses in 2003 was due to the overall asset quality of the Company and low level of delinquent loans.

NON-INTEREST INCOME

Non-interest income amounted to $3.1 million and $663 thousand for the six months ended June 30, 2004 and 2003, respectively. The increase, net of the lawsuit judgment collected, totaled $164 thousand. The change in non-interest income is the result of loan fee income of $143 thousand versus loan fee loss of $180 thousand in the first six months of 2003. Deposit account fees increased to $432 thousand from $343 thousand derived from a new service offered in 2004. Gains on sales of mortgage loans declined to $69 thousand from $314 thousand in 2003 due to a reduction in the amount of loans sold. Other income declined in the first six months of 2004 to $183 thousand from $186 thousand in 2003 due to a reduction in debit card fees.

NON-INTEREST EXPENSE

Non-interest expense increased to $5.3 million for the six months ended June 30, 2004, compared to $5.0 million in 2003. The increase in non-interest expense is attributable to an increase in salaries and employee benefits to $3.2 million in 2004 up by $178 thousand over the same period in 2003 due to normal salary increases and an increase in headcount due to the new Salem, New Hampshire branch. Occupancy and equipment expenses have risen to $439 thousand for the first six months in 2004 from $422 thousand in 2003 due to increased depreciation expenses. Professional expense decreased to $331 thousand for the six months in 2004 from $363 thousand over the same period in 2003 as the Bank’s legal expenses and consulting fees decreased. Data processing expense increased to $432 thousand from $360 thousand resulting from an increase in service bureau charges.

INCOME TAXES

The Bank reported an income tax expense of $1.8 million and $695 thousand for the first six months ended June 30, 2004 and 2003, respectively, representing an effective tax rate of 36.3% and 37.0%, respectively. The increase in the provision for income taxes of $1.1 million was primarily attributable to the previously mentioned lawsuit recovery.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank (the “Bank”). The Bank paid dividends to the Company in the amount of $1.1 million and $500 thousand during the first six months of 2004 and 2003, respectively. The Company made cash payments of dividends to shareholders in the amount of $1.1 million and $1.0 million in the first half of 2004 and 2003, respectively.

The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank also has a $5 million unsecured Federal funds line of credit.

The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s investments in FHLB stock, its residential mortgage portfolio and the portion of the investment portfolio which meets FHLB qualifying collateral requirements and have been designated as such. The Bank’s borrowing capacity at the FHLB at June 30, 2004 was $179.7 million of which $122.2 million has been borrowed.

At June 30, 2004, the Company’s stockholder’s equity was $57.0 million as compared to $55.0 million at December 31, 2003. The change during the first six months of 2004 occurred due to net income of $3.1 million and $361 thousand from the exercise of stock options. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $1.1 million and a decrease in the market value of investment securities available for sale, net of taxes by $418 thousand. The Company’s leverage ratio at June 30, 2004 and December 31, 2003 was 11.63% and 12.11%, respectively. The Company’s and the Bank’s total risk based capital ratios were 20.99% and 20.63% at June 30, 2004, respectively, compared with 20.50% and 20.25% at December 31, 2003, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Bank was awarded a $4.2 million judgment against a debtor in 1997. The judgment was appealed and the Bank prevailed in this matter in Appeals Court. On February 13, 2002, the defendant filed bankruptcy under Chapter 7 (liquidation). Post-judgment interest accrues from the date of the judgment to February 13, 2002 and approximates $1.9 million. However, collectibility of post-judgment interest in addition to the $4.2 million award has not yet been determined.

Bids of approximately $3.3 million for the major assets of the debtor were approved by the Bankruptcy Court on October 14, 2002. The net amount to be received by the Bank after taxes and bankruptcy expenses is not known at this time. However, it is not likely that the full $4.2 million judgment and post-judgment interest of $1.9 million will be collected.

On June 15, 2004 the Company reported in a press release the receipt of $2.5 million on a U.S. Bankruptcy Judge’s Order on the Trustee’s Motion for authorization to make an interim distribution to the Bank. The $2.5 million distribution has been received and recorded as income by the Bank on June 15, 2004. The Bank has agreed to return any of the interim distribution as would be necessary to pay additional taxes imposed on the bankruptcy estate in the event reserves set aside for expenses and taxes are insufficient. The Company first reported the Bankruptcy Trustee’s Motion seeking authorization from the U.S. Bankruptcy Judge for an interim distribution to creditors in a press release dated February 26, 2004. The diluted earnings per share impact of the interim distribution is approximately $0.35 per share based on average dilutive shares outstanding during the quarter ended June 30, 2004.

It is management’s opinion the timing and final amount to be collected can not be determined at this time. Accordingly, no recognition beyond the interim distribution has been recorded in the Company’s Consolidated Financial Statements at June 30, 2004.

For further information, please refer to the discussion under the caption “CONTINGENCIES” on page 41 of the Corporation’s Annual Report for the fiscal year ended December 31, 2003, which is hereby incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2004, the Company held its Annual Meeting.

The stockholders elected each of the following three individuals as Class B directors of the Company to serve until the 2007 Annual Meeting, with the following votes cast:

			Broker non-votes
Nominees	For	Withheld	and Abstentions
Malcolm W. Brawn	3,779,744	23,821	0
Neil H. Cullen	3,780,744	22,821	0
Richard Hart Harrington	3,768,840	34,725	0

The following directors of the Company continued as directors after the 2004 Annual Meeting: Eugene A. Beliveau, Kathleen Boshar Reynolds, Thomas J. Burke, Byron R. Cleveland, Jr., Robert F. Hatem, Marsha A. McDonough and Paul A. Miller

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

Please see the Exhibit Index attached hereto.

b.	Reports on Form 8-K.

The following is a list of Form 8-K filed by LSB Corporation with the Securities and Exchange Commission during the quarter ended June 30, 2004:

Date Filed	Items reported
April 19, 2004	LSB Corporation’s press release announcing the Company’s earnings for the three months ended March 31, 2004.

April 26, 2004	LSB Corporation’s press release announcing the Company’s dividend to shareholders for the second quarter 2004.

May 5, 2004	LSB Corporation’s press release regarding the Company’s Annual Meeting of stockholders held May 4, 2004.

June 16, 2004	LSB Corporation’s press release announcing the Company’s Interim Distribution received by a Bank Subsidiary of $2.5 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION AND SUBSIDIARY

August 12, 2004	/s/ Paul A. Miller

Paul A. Miller
President and
Chief Executive Officer

August 12, 2004	/s/ John E. Sharland

John E. Sharland
Senior Vice President
Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY

Quarterly Report on Form 10-Q For Quarter Ended June 30, 2004

EXHIBIT INDEX