Form 10-Q
period 2004-09-30
LSB CORP
filed 2004-11-12
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20529

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Yes ☒ No ☐

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2004
Common Stock, par value $.10 per share	4,324,942 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2004	2003
	(In Thousands, Except Share Data)
ASSETS
Assets:
Cash and due from banks	$9,136	$7,872
Federal funds sold	128	889

Total cash and cash equivalents	9,264	8,761

Investment securities held to maturity (market value of $200,402 in 2004 and $184,592 in 2003)	200,608	184,286
Investment securities available for sale (amortized cost of $60,418 in 2004 and $48,571 in 2003)	60,234	48,592
Federal Home Loan Bank stock, at cost	7,694	6,593
Loans, net of allowance for loan losses	212,529	207,283
Bank premises and equipment	3,549	2,875
Accrued interest receivable	2,896	2,552
Deferred income tax asset	2,756	3,519
Other assets	1,459	1,647

Total assets	$500,989	$466,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$281,006	$258,430
Non-interest bearing deposits	20,675	14,110
Federal Home Loan Bank advances	102,132	78,866
Other borrowed funds	31,750	52,000
Securities sold under agreements to repurchase	3,662	2,486
Advance payments by borrowers for taxes and insurance	618	450
Other liabilities	3,649	4,764

Total liabilities	443,492	411,106

Stockholders’ equity:
Preferred stock, $.10 par value per share:
5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share;
20,000,000 shares authorized; 4,539,242 and 4,454,262 shares issued at September 30, 2004 and December 31, 2003, respectively, and 4,319,942 and 4,234,962 shares outstanding at September 30, 2004 and December 31, 2003, respectively	454	445
Additional paid-in capital	58,793	58,350
Retained earnings (accumulated deficit)	1,112	(1,055)
Treasury stock, at cost (219,300 shares)	(2,758)	(2,758)
Accumulated other comprehensive (loss) income	(104)	20

Total stockholders’ equity	57,497	55,002

Total liabilities and stockholders’ equity	$500,989	$466,108

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In Thousands, Except Share Data)
Interest and dividend income:
Loans	$3,242	$3,381	$9,797	$11,069
Investment securities held to maturity	1,680	1,176	5,058	3,353
Investment securities available for sale	489	367	1,375	1,323
Federal Home Loan Bank stock	69	45	141	140
Other interest and dividend income	8	8	20	68

Total interest and dividend income	5,488	4,977	16,391	15,953

Interest expense:
Deposits	964	1,013	2,662	3,259
Federal Home Loan Bank advances	1,025	1,117	3,187	3,502
Other borrowed funds	103	31	351	105
Securities sold under agreements to repurchase	4	4	10	14

Total interest expense	2,096	2,165	6,210	6,880

Net interest income	3,392	2,812	10,181	9,073

Provision (credit) for loan losses	—	—	(300)	—

Net interest income after provision (credit) for loan losses	3,392	2,812	10,481	9,073

Non-interest income:
Loan servicing fees	19	233	162	53
Deposit account fees	236	183	668	526
Gains (losses) on sales of mortgage loans	(5)	143	64	457
Lawsuit judgment collected	—	—	2,275	—
Other income	98	99	281	285

Total non-interest income	348	658	3,450	1,321

Non-interest expense:
Salaries and employee benefits	1,655	1,417	4,904	4,488
Occupancy and equipment expenses	219	159	658	581
Professional expenses	141	187	472	550
Data processing expenses	237	186	670	547
Other expenses	454	468	1,261	1,295

Total non-interest expenses	2,706	2,417	7,965	7,461

Income before income tax expense	1,034	1,053	5,966	2,933
Income tax expense	337	399	2,126	1,094

Net income	$697	$654	$3,840	$1,839

Average shares outstanding	4,312,649	4,214,501	4,293,362	4,211,435
Average diluted shares outstanding	4,482,075	4,412,909	4,452,403	4,378,550

Basic earnings per share	$0.16	$0.16	$0.89	$0.44
Diluted earnings per share	$0.16	$0.15	$0.86	$0.42

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit)	Stock	Income	Equity
	(In Thousands, Except Share Data)
Balance at December 31, 2002	$439	$57,845	$(3,168)	$(1,736)	$679	$54,059
Net income	—	—	1,839	—	—	1,839
Other comprehensive income:
Unrealized loss on securities available for sale (tax effect $318)	—	—	—	—	(617)	$(617)

Total comprehensive income						1,222
Exercise of stock options	5	270	—	—	—	275
Dividends declared and paid ($0.36 per share)	—	—	(1,515)	—	—	(1,515)
Purchase of 82,800 shares of Treasury Stock, at cost				(1,022)	—	(1,022)

Balance at September 30, 2003	$444	$58,115	$(2,844)	$(2,758)	$62	$53,019

			Retained		Accumulated
		Additional	Earnings/		Other	Total
	Common	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit)	Stock	Income (loss)	Equity
	(In Thousands, Except Share Data)
Balance at December 31, 2003	$445	$58,350	$(1,055)	$(2,758)	$20	$55,002
Net income	—	—	3,840	—	—	3,840
Other comprehensive income:
Unrealized loss on securities available for sale (tax effect $81)	—	—	—	—	(124)	$(124)

Total comprehensive income						3,716
Exercise of stock options	9	443	—	—	—	452
Dividends declared and paid ($0.39 per share)	—	—	(1,673)	—	—	(1,673)

Balance at September 30, 2004	$454	$58,793	$1,112	$(2,758)	$(104)	$57,497

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2004	2003
	(In Thousands)
Cash flows from operating activities:
Net income	$3,840	$1,839
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(300)	—
Gains on sales of mortgage loans	(64)	(457)
Net amortization of investment securities	1,276	1,688
Loss on sale of investment securities available for sale	—	14
Depreciation of premises and equipment	318	316
Loans originated for sale	(3,596)	(20,622)
Proceeds from sales of mortgage loans	3,998	22,580
Increase in accrued interest receivable	(344)	(63)
Decrease in deferred income tax asset	844	884
Decrease in other assets	188	259
Increase in advance payments by borrowers	168	20
Decrease in other liabilities	(1,115)	(12)

Net cash provided by operating activities	5,213	6,446

Cash flows from investing activities:
Proceeds from sale of mortgage-backed securities available for sale	—	5,684
Proceeds from maturities of investment securities held to maturity	14,800	164,900
Proceeds from maturities of investment securities available for sale	14,585	7,000
Purchases of investment securities held to maturity	(47,353)	(198,338)
Purchases of mortgage-backed securities held to maturity	—	(38,118)
Purchases of investment securities available for sale	(30,102)	(16,712)
Purchase of mutual fund available for sale	—	(1,000)
Purchases of mortgage-backed securities available for sale	—	(14,775)
Purchases of Federal Home Loan Bank stock	(1,101)	—
Principal payments of securities held to maturity	15,148	39,369
Principal payments of securities available for sale	3,477	13,483
(Increase) decrease in loans, net	(5,284)	35,886
Purchases of Bank premises and equipment	(992)	(74)

Net cash used in investing activities	(36,822)	(2,695)

Cash flows from financing activities:
Net increase in deposits	29,141	1,066
Additions to Federal Home Loan Bank advances	38,345	—
Payments on Federal Home Loan Bank advances	(15,079)	(11,891)
Net increase (decrease) in agreements to repurchase securities	1,176	(1,945)
Net decrease (increase) in other borrowed funds	(20,250)	2,529
Treasury stock purchased	—	(1,022)
Dividends paid	(1,673)	(1,515)
Proceeds from exercise of stock options	452	275

Net cash provided by (used in) financing activities	32,112	(12,503)
Net increase (decrease) in cash and cash equivalents	503	(8,752)
Cash and cash equivalents, beginning of period	8,761	16,769

Cash and cash equivalents, end of period	$9,264	$8,017

Cash paid during the period for:
Interest on deposits	$2,660	$3,242
Interest on borrowed funds	3,551	3,678
Income taxes	3,295	368
Supplemental Schedule of non-cash activities:
Net change in valuation of investment securities available for sale	(205)	(935)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

2. STOCK OPTIONS

The Corporation measures compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost, if any, as the fair market value of the Company’s stock at the grant date over the exercise price. All options granted have an exercise price equivalent to the fair market value at the date of grant and, accordingly, no compensation cost has been recorded. If the fair value based method of accounting for stock options had been used, the Company’s net income and earnings per share would have been reduced to the pro forma amounts for the three months and nine months ended September 30, presented in the table which follows:

	Three months ended		Nine months ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(In Thousands, Except Share Data)
Net income:
As Reported	$697	$654	$3,840	$1,839
Less: Pro forma stock based compensation cost (net of taxes)	(78)	(44)	(286)	(133)

Pro forma	$619	$610	$3,554	$1,706

Basic earnings per share:
As Reported	$0.16	$0.16	$0.89	$0.44
Pro forma	0.14	0.14	0.83	0.41
Diluted earnings per share:
As Reported	$0.16	$0.15	$0.86	$0.42
Pro forma	0.14	0.14	0.80	0.39

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004: expected volatility of 28.9%, expected average life of 8 years, and risk-free interest rates of 3.4% and expected dividend yield of 3.08%.

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

Net pension cost components for the three months and nine months ended September 30, follow:

	Three months ended		Nine months ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(In Thousands)
Service cost	$104	$89	$311	$266
Interest cost	106	102	317	306
Expected return on plan assets	(122)	(107)	(364)	(319)
Net amortization and deferrals	(1)	(1)	(3)	(3)

Net periodic pension cost	$87	$83	$261	$250

4. CONTINGENCIES

The Bank was awarded a $4.2 million judgment against a debtor in 1997. The judgment was appealed and the Bank prevailed in this matter in Appeals Court. On February 13, 2002, the defendant filed bankruptcy under Chapter 7 (liquidation). Post-judgment interest accrues from the date of the judgment to February 13, 2002 and approximates $1.9 million.

Bids of approximately $3.3 million for the major assets were approved by the Bankruptcy Court on October 14, 2003. The net amount to be received by the Bank after taxes and bankruptcy expenses is not known at this time. However, it is not likely that the full $4.2 million judgment and post-judgment interest of $1.9 million will be collected.

On June 15, 2004 the Company reported in a press release the receipt of $2.5 million on a U.S. Bankruptcy Judge’s Order on the Trustee’s Motion for authorization to make an interim distribution to the Bank. The $2.5 million distribution has been received and was recorded as income by the Bank on June 15, 2004. The Bank has agreed to return any of the interim distribution as would be necessary to pay additional taxes imposed on the bankruptcy estate in the event reserves set aside for expenses and taxes are insufficient. The Company first reported the Bankruptcy Trustee’s Motion seeking authorization from the U.S. Bankruptcy Judge for an interim distribution to creditors in a press release dated February 26, 2004. The diluted earnings per share impact of the interim distribution is approximately $0.35 per share based on average dilutive shares outstanding during the quarter ended June 30, 2004.

It is management’s opinion the timing and final amount to be collected in this matter can not be determined at this time. Accordingly, no recognition beyond the amount of the interim distribution has been recorded in the Company’s Consolidated Financial Statements at September 30, 2004.

5. RECENT ACCOUNTING DEVELOPMENTS

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

5. RECENT ACCOUNTING DEVELOPMENTS (Continued)

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105 — “Application of Accounting Principles to Loan Commitments”. In March 2004, the SEC issued SAB No. 105. SAB No. 105 summarizes the views of the SEC regarding the application of Generally Accepted Accounting Principles (“GAAP”) to loan commitments for mortgage loans that will be held for sale accounted for as derivatives. The guidance requires that the measurement of fair value of such loan commitments include only the difference between the guaranteed interest rate in the loan commitment and a market interest rate; future cash flows related to servicing the loan or the customer relationship should not be recorded as a part of the loan commitment derivative. SAB No. 105 is effective for sold loan commitments accounted for as derivatives entered into beginning April 1, 2004. The Company adopted this SAB on April 1, 2004. The adoption of SAB No. 105 did not have an impact on the Company’s financial condition or results of operations as the Company already was valuing loan commitments to be accounted for as derivatives consistent with this guidance.

Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue 03-1. “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. In June 2004, the FASB’s EITF issued EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. Implementation guidance for EITF 03-1 is currently being debated by FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004. The Company does not believe the adoption of EITF 03-1 will have a material impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) in this report that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company and projected or anticipated benefits or events related to other future developments involving the Company or the industry in which it operates. When verbs in the present tense such as “believes”, “expects”, “seeks”, “anticipates”, “continues”, “attempts”, or similar expressions are used, forward-looking statements are being made. Stockholders should exercise caution in interpreting and relying on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Corporation’s control and could materially affect actual results, performance or achievements. Stockholders should note that many factors, some of which are discussed elsewhere in this report and in the documents which we incorporate by reference in this report, could affect the future financial results of the Company and could cause the results to differ materially from those expressed in or incorporated by reference in this report. Without limitation, those factors include fluctuations in interest rates, inflation, government regulations and economic conditions and competition, as well as, possible infrastructure disruptions due to weather, terrorist activity, computer capacity overload or other factors in the geographic and business areas in which the Company conducts its operations. As a result of such risks and uncertainties, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation to publicly release revisions to any such forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

FINANCIAL CONDITION

OVERVIEW

The Company has maintained risk assets below 1% of total assets for the past several years. The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of Massachusetts and southern New Hampshire. The Company had total assets of $501.0 million at September 30, 2004 compared to $466.1 million at December 31, 2003. The increase in asset size at September 30, 2004 from December 31, 2003 is mainly attributable to an increase of $28.0 million in investment securities, $5.2 million in loan growth and $1.1 million in Federal Home Loan Bank stock. The funding for these assets came from an increase in deposits of $29.1 million and borrowed funds of $4.2 million during 2004.

INVESTMENTS

The investment securities portfolio totaled $260.8 million or 52.1% of total assets at September 30, 2004, compared to $232.9 million, or 50.0% of total assets at December 31, 2003, an increase of $28.0 million from year-end. The change in mix in the investment securities portfolio was the result of maturities of U.S. Government Agency obligations, maturities and payments on Asset-backed securities and payments on mortgage-backed securities. Purchases and reinvested funds were in U.S. Government Agency Obligations and Asset-backed securities. The increase in investment securities was the result of the utilization of funds from deposit and borrowed funds growth.

The following table reflects the components and carrying values of the investment securities portfolio at September 30, 2004 and December 31, 2003:

	9/30/04	12/31/03
	(In Thousands)
Investment securities held to maturity (at amortized cost):
US Government Agency obligations	$102,231	$94,798
Mortgage-backed securities	32,928	39,467
Asset-backed securities	48,221	32,735
Corporate obligations	15,640	15,662
Municipal obligations	1,588	1,624

Total investment securities held to maturity	$200,608	$184,286

Investment securities available for sale (at market value):
US Treasury obligations	$4,870	$4,795
US Government Agency obligations	41,230	21,479
Mortgage-backed securities	4,981	6,862
Asset-backed securities	4,869	8,091
Corporate obligations	3,148	6,228
Mutual Funds	975	969
Equity securities	161	168

Total investment securities available for sale	$60,234	$48,592

Total investment securities portfolio	$260,842	$232,878

LOANS

The following table reflects the loan portfolio at September 30, 2004 and December 31, 2003:

	9/30/04	12/31/03
	(In Thousands)
Residential mortgage loans	$59,426	$57,017
Loans held for sale	—	338
Equity loans	8,999	10,236
Construction loans	11,601	16,040
Commercial real estate loans	124,576	112,503
Commercial loans	11,444	14,805
Consumer loans	622	564

Total loans	216,668	211,503
Allowance for loan losses	(4,139)	(4,220)

Total loans, net	$212,529	$207,283

Total loans increased to $216.7 million or 43.2% of total assets at September 30, 2004 from $211.5 million or 45.4% of total assets at December 31, 2003. The residential mortgage loan balances have increased slightly compared to year-end 2003, however, the refinancing activity of existing mortgages and sales into the secondary market has slowed during the first nine months of 2004. Construction loans have declined $4.4 million due to the completion of some projects which have been transferred into the commercial real estate portfolio. Commercial real estate loans have increased $12.1 million due to increased borrowers’ demand for this type of loan and the completion of $4.4 million in construction loans transferred to commercial real estate loans as mentioned above.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses for the three months and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(In Thousands)
Beginning balance	$4,168	$4,176	$4,220	$4,167
Provision (credit) charged to operations	—	—	(300)	—
Recoveries on loans previously charged-off	2	33	258	42
Loans charged-off	(31)	—	(39)	—

Ending balance	$4,139	$4,209	$4,139	$4,209

In the nine months ended 2004, the Bank recognized $253 thousand of the interim distribution from a prior year legal judgment as a recovery to the allowance for loan losses on amounts previously charged off. In conjunction with this, the Bank also recorded a credit provision for loan losses of $300 thousand for the nine months ended September 30, 2004.

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

Total risk assets were $247 thousand at September 30, 2004. This represents an increase of $245 thousand from December 31, 2003. These changes were primarily attributable to an increase in non-performing loans to $247 thousand at September 30, 2004 from zero at December 31, 2003 and $22 thousand at September 30, 2003. The Company had no impaired loans at September 30, 2004, December 31, 2003 and September 30, 2003.

The following table summarizes the Company’s risk assets at September 30, 2004, December 31, 2003 and September 30, 2003:

	9/30/04	12/31/03	9/30/03
	(Dollars in Thousands)
Non-performing loans	$247	$—	$22
Other real estate owned	—	2	4

Total risk assets	$247	$2	$26

Risk assets as a percent of total assets	0.05%	0.00%	0.01%

The following table shows the allowance for loan losses as a percent of total loans at September 30, 2004, December 31, 2003 and September 30, 2003:

	9/30/04	12/31/03	9/30/03
	(Dollars in Thousands)
Allowance for loan losses	$4,139	$4,220	$4,209
Allowance for loan losses as a percent of total loans	1.91%	2.00%	2.05%

The allowance for loan losses has remained fairly consistent at approximately $4.1 million at the end of September 30, 2004, and $4.2 million at December 31, 2003 and September 30, 2003. However, the allowance for loan losses as a percent of total loans has decreased to 1.91% at September 30, 2004 down from 2.00% at December 31, 2003, due to an increase in total loans outstanding at September 30, 2004 compared to December 31, 2003.

DEPOSITS

Total interest bearing deposits amounted to $281.0 million at September 30, 2004 compared to $258.4 million at December 31, 2003, an increase of $22.6 million. The change from December 31, 2003 is due primarily to increases in certificates of deposit, money market investment and retirement accounts. All other deposit categories experienced slight increases.

The following table reflects the components of interest bearing deposits at September 30, 2004 and December 31, 2003:

	9/30/04	12/31/03
	(In Thousands)
NOW and Super NOW accounts	$36,347	$36,108
Savings accounts	45,330	44,324
Money market investment accounts	82,106	76,148
Certificates of deposit	88,013	74,184
Retirement accounts	29,210	27,666

Total interest bearing deposits	$281,006	$258,430

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

OVERVIEW

The Company reported net income of $697 thousand or $0.16 diluted earnings per share and $654 thousand or $0.15 diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively. The net income increase of $43 thousand was due primarily to an increase in net interest income of $580 thousand or 20.6% to $3.4 million compared to the same period in 2003. Higher average investment security balances for the three months ended 2004 compared to 2003 resulted in a rise of $385 thousand to interest income coupled with a rise in yields on investment securities contributing $265 thousand to interest income for the same periods. This was offset by a decrease in non-interest income of $310 thousand and non-interest expenses increasing by $289 thousand.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the three months ended September 30, 2004 and 2003 increased by $580 thousand or 20.6% to $3.4 million from $2.8 million, respectively. The net interest rate spread increased to 2.59% for the quarter ended September 30, 2004 versus 2.34% for the same quarter of 2003. Interest income in the third quarter of 2004 experienced an increase due to higher average investment securities balances, higher average loan balances and higher yields on investment securities from the third quarter of 2003 all of which contributed in total $745 thousand to interest income. The increase was partially offset by declining yields on loans. Interest expense decreased due to lower rates paid on deposits and borrowed funds, by $280 thousand. Partially offsetting this decline, higher average balances for deposit and borrowed funds increased interest expense by $211 thousand.

The following table presents the components of net interest income and net interest rate spread for the three months ended September 30, 2004 and 2003:

	Income/Expense		Yield/Rate
	Three Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(Dollars in Thousands)
Interest income and average yield:
Loans	$3,242	$3,381	6.01%	6.44%
Investments, mortgage-backed securities and other earning assets	2,246	1,596	3.50	3.00

Total	5,488	4,977	4.65	4.71

Interest expense and average rate paid:
Deposits	964	1,013	1.38	1.50
Federal Home Loan Bank advances	1,025	1,117	4.16	4.99
Securities sold under agreements to repurchase and other borrowed funds	107	35	1.40	1.80

Total	2,096	2,165	2.06	2.37

Net interest income	$3,392	$2,812

Net interest rate spread			2.59%	2.34%

Net interest margin			2.87%	2.66%

INTEREST INCOME

Interest income for the third quarter of 2004 was $5.5 million as compared to $5.0 million for the same quarter of 2003. The increase of $511 thousand in interest income is primarily due to an increase of $745 thousand resulting from higher average investment security balances, higher average loan balances and higher yields on investment securities. Partially offsetting these increases was a decrease in loan yields resulting in a decrease to interest income of $234 thousand.

Yields on loans were 6.01% and 6.44% for the quarters ended September 30, 2004 and 2003, respectively. The impact to interest income due to lower loan yields was a decrease of $234 thousand. Higher average loan balances of $214.5 million versus $208.2 million for the quarters ended September 30, 2004 and 2003, respectively, increased interest income by $95 thousand.

The following table lists the components of loan interest income for the three months ended September 30, 2004 and 2003:

	Three months ended
	9/30/04	9/30/03
	(In Thousands)
Residential mortgage loans	$779	$793
Loans held for sale	1	23
Equity loans	117	127
Construction loans	181	259
Commercial real estate loans	1,952	1,906
Commercial loans	201	263
Consumer loans	11	10

Total loan interest income	$3,242	$3,381

Yields on investment securities were 3.50% and 3.00% for the quarters ended September 30, 2004 and 2003, respectively, increasing interest income by $265 thousand. Higher average investment securities balances of $255.0 million during the third quarter of 2004 versus $211.3 million for the same period in 2003 increased interest income by $385 thousand.

INTEREST EXPENSE

Interest expense for the third quarter of 2004 totaled $2.1 million, a decrease of $69 thousand from the same quarter of 2003. This decrease is primarily due to lower rates paid on interest bearing liabilities, which decreased interest expense by $280 thousand. Higher average balances of interest bearing liabilities increased interest expense by $211 thousand.

Rates on deposits were 1.38% and 1.50% for the quarters ended September 30, 2004 and 2003, respectively. This decrease resulted in interest expense decreasing by $83 thousand. Average deposit balances were $277.0 million for the third quarter of 2004 versus $267.2 million for the same period in 2003, which resulted in a $34 thousand increase to interest expense.

The following table lists the components of deposit interest expense for the three months ended September 30, 2004 and 2003:

	Three months ended
	9/30/04	9/30/03
	(In Thousands)
NOW and Super NOW accounts	$11	$10
Savings deposit accounts	40	48
Money market investment accounts	249	211
Certificates of deposit	447	510
Retirement accounts	217	234

Total deposit interest expense	$964	$1,013

Rates on FHLB advances were 4.16% and 4.99% for the third quarters of 2004 and 2003, respectively. The decrease in rates paid on FHLB advances decreased interest expense by $178 thousand. The average balances of FHLB advances increased to $98.1 million in the third quarter 2004 from $89.9 million for the third quarter of 2003, which resulted in an increase in interest expense of $86 thousand.

Rates on repurchase agreements and other borrowed funds (which includes FHLB advances less than 90 days) were 1.40% and 1.80% for the third quarters of 2004 and 2003, respectively. The decrease in rates paid on these interest bearing liabilities resulted in interest expense decreasing by $19 thousand. The average balance increased to $30.4 million in 2004 from $4.6 million in 2003 which increased interest expense by $91 thousand.

PROVISION FOR LOAN LOSSES

The provision for loan losses was zero for the three months ended September 30, 2004 and 2003, respectively. The absence of a provision for loan losses was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has remained fairly consistent at $4.1 million and $4.2 million at September 30, 2004 and December 31, 2003, respectively. The coverage of the allowance for loan losses has decreased slightly to 1.91% at September 30, 2004 from 2.00% at December 31, 2003 due to the loan growth during 2004.

NON-INTEREST INCOME

Non-interest income was $348 thousand and $658 thousand for the quarters ended September 30, 2004 and 2003, respectively. The decrease was primarily attributable to loan fee income decreasing by $214 thousand in 2004 versus 2003. The decrease in loan fees for the third quarter of 2004 can be attributed to a decrease of $81 thousand in prepayment penalties and late charges on commercial real estate loans and to a decrease in net fair value on mortgage servicing rights (“MSR”) resulting in a $33 thousand increase to the valuation allowance in 2004 compared to a decrease in the valuation allowance of $102 thousand in the third quarter of 2003. Deposit account fees increased $53 thousand to $236 thousand in the third quarter of 2004 due to an increase in NOW account fees of $45 thousand attributable to a new service the Company offered in 2004. Partially offsetting these increases was a decrease in gains on sales of mortgage loans declining to a loss of $5 thousand from gains of $143 thousand in the third quarter of 2004 and 2003, respectively, due to a reduction in loan sales.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.7 million compared to $2.4 million for the quarters ended September 30, 2004 and 2003, respectively. Salaries and employee benefits increased by $238 thousand in the third quarter 2004 compared to the third quarter in 2003 mainly due to normal salary increases and the addition to headcount for the new Salem, New Hampshire branch, which opened on June 14, 2004. Occupancy and equipment expenses totaled $219 thousand in 2004, an increase of $60 thousand over 2003 mainly due to higher rent expense and depreciation expense in the third quarter of 2004. Professional expenses decreased to $141 thousand in the third quarter 2004 compared to $187 thousand in the same period in 2003 primarily due to a reduction in legal expenses. Data processing expenses increased to $237 thousand in the third quarter of 2004 compared to $186 thousand in the same quarter in 2003 due to an increase in service bureau charges associated with telecommunication improvements.

INCOME TAXES

The Company reported an income tax expense of $337 thousand for the quarter ended September 30, 2004 or an effective income tax rate of 32.6%. This compares to an income tax expense of $399 thousand for the quarter ended September 30, 2003 or effective income tax rate of 37.9%. The decrease in the effective income tax rate in 2004 from 2003 is due to a reduction in state income tax expense as a result of lower earnings at the Bank due to expenses associated with marketing the new branch and higher data processing expenses incurred during the third quarter 2004 not incurred in 2003.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

OVERVIEW

The Bank reported net income of $3.8 million or $0.86 diluted earnings per share and $1.8 million or $0.42 diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively. During the first nine months of 2004, net interest income increased by $1.1 million or 12.2% as compared to the same period in 2003. The company received $2.5 million on a U.S. Bankruptcy Judge’s Order on the Trustee’s Motion for authorization to make an interim distribution in a case in which the company’s wholly-owned subsidiary, Lawrence Savings Bank (the “Bank”) is a secured creditor. The Bank recognized $253 thousand of the interim distribution as a recovery to the allowance for loan losses on amounts previously charged-off and the remaining $2.3 million as a lawsuit judgment collected in non-interest income. Partially offsetting these amounts for the nine months ended 2004 were a decrease in non-interest income of $146 thousand, an increase in non-interest expense of $504 thousand and an increase in the provision for income taxes of approximately $1.0 million, primarily attributable to the recognition of the lawsuit judgment collected.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the nine months ended September 30, 2004 increased by $1.1 million or 12.2% to $10.2 million from $9.1 million, for the corresponding period in 2003. The net interest rate spread increased slightly to 2.64% from 2.55%. The rates paid on interest bearing liabilities decreased more rapidly than the yield on interest bearing assets. The following table presents the components of net interest income and net interest spread:

	Income/Expense		Yield/Rate
	Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(Dollars in Thousands)
Interest income and average yield:
Loans	$9,797	$11,069	6.07%	6.65%
Investments, mortgage-backed securities and other earning assets	6,594	4,884	3.51	3.31

Total	16,391	15,953	4.69	5.08

Interest expense and average rate paid:
Deposits	2,662	3,259	1.32	1.64
Federal Home Loan Bank advances	3,187	3,502	4.56	5.12
Securities sold under agreements to repurchase and other borrowed funds	361	119	1.14	2.81

Total	6,210	6,880	2.05	2.53

Net interest income	$10,181	$9,073

Net interest rate spread			2.64%	2.55%

Net interest margin			2.91%	2.89%

INTEREST INCOME

Interest income for the first nine months of 2004 was $16.4 million as compared to $16.0 million for the same period of 2003. The increase in interest income of $438 thousand is due mainly to higher average investment security balances and higher yields on investment securities contributing $1.4 million and $310 thousand, respectively, to interest income. Partially offsetting these increases were lower yields on loans and lower average loan balances decreasing interest income by $1.3 million in total.

Yields on loans were 6.07% and 6.65% for the nine months ended September 30, 2004 and 2003, respectively. The impact on interest income due to lower yields was a reduction of $959 thousand. Lower average loan balances of $215.7 million in 2004 versus $222.6 million in 2003 resulted in interest income decreasing by $313 thousand.

The following table lists the components of loan interest income for the nine months ended September 30, 2004 and 2003:

	Nine months ended
	9/30/04	9/30/03
	(In Thousands)
Residential mortgage loans	$2,325	$2,589
Loans held for sale	21	107
Equity loans	374	424
Construction loans	578	894
Commercial real estate loans	5,848	5,977
Commercial loans	618	1,046
Consumer loans	33	32

Total loan interest income	$9,797	$11,069

Yields on investment securities increased to 3.51% for the nine months ended September 30, 2004. This compares to yields on investment securities of 3.31% for the same period in 2003. This resulted in interest income increasing by $310 thousand. Higher average investment securities balances of $250.9 million in 2004 versus $197.6 million in 2003 resulted in interest income increasing by $1.4 million.

INTEREST EXPENSE

Interest expense for the first nine months of 2004 and 2003 was $6.2 million and $6.9 million, respectively. The decrease of $670 thousand in interest expense is primarily due to lower rates paid on deposits, FHLB advances, and other interest bearing liabilities, which decreased interest expense by $1.1 million. Interest expense increased $407 thousand due to higher average balances for deposits, FHLB advances balances, and other borrowings.

Rates on deposits were 1.32% and 1.64% for the first nine months of 2004 and 2003 respectively. This decrease resulted in interest expense decreasing by $628 thousand. Average deposit balances were $269.4 million in 2004 up from $266.3 million in 2003, which increased interest expense by $31 thousand.

The following table lists the components of deposit interest expense for the nine months ended September 30, 2004 and 2003:

	Nine months ended
	9/30/04	9/30/03
	(In Thousands)
NOW and Super NOW accounts	$30	$30
Savings deposit accounts	122	161
Money market investment accounts	725	678
Certificates of deposit	1,149	1,664
Retirement accounts	636	726

Total deposit interest expense	$2,662	$3,259

Rates on FHLB advances were 4.56% and 5.12% resulting in interest expense decreasing by $373 thousand in 2004 from 2003. The average balances of these interest bearing liabilities increased to $93.4 million in 2004 from $91.7 million in 2003, resulting in an increase to interest expense of $58 thousand.

Rates paid on repurchase agreements and other borrowed funds were 1.14% and 2.81% for the first nine months of 2004 and 2003, respectively. This rate decrease resulted in a decrease of $76 thousand in interest expense. The average balances of repurchase agreements and other borrowed funds increased to $42.2 million in 2004 compared to $5.0 million in 2003 resulting in an increase of $318 thousand in interest expense.

PROVISION FOR LOAN LOSSES

The Company recognized a credit provision for loan losses in the amount of $300 thousand for the nine months ended September 30, 2004 due to the $253 thousand recovery to the allowance for loan losses and the continued low level of non-performing loans. The Company made no provision for loan losses in 2003. The absence of a provision for loan losses in 2003 was due to the overall asset quality of the Company and low level of delinquent loans.

NON-INTEREST INCOME

Excluding the previously discussed interim distribution from the lawsuit, non-interest income decreased by $146 thousand to $1.2 million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively, as a result of a $393 thousand decrease in gains on loan sales for the nine months ended 2004 compared to 2003 due to a lower level of loan sales in 2004. Partially offsetting this decrease were increases in loan fee income of $109 thousand and an increase of $142 thousand in deposit account fees due to a new service offered to customers in 2004.

NON-INTEREST EXPENSE

Non-interest expense increased $504 thousand to $8.0 million for the nine months ended September 30, 2004, compared to $7.5 million in 2003. The increase in non-interest expense is attributable to an increase in salaries and employee benefits to $4.9 million in 2004 up by $416 thousand over the same period in 2003 due to normal salary increases and an increase in headcount due to the new Salem, New Hampshire branch. Occupancy and equipment expenses have risen by $77 thousand to $658 thousand for the first nine months in 2004 from $581 thousand in 2003 due to an increase in rent expense associated with the new branch and other occupancy costs. Professional expenses declined to $472 thousand for the nine months in 2004 from $550 thousand over the same period in 2003 as the Bank’s legal expenses have decreased. Data processing expense increased by $123 thousand to $670 thousand from $547 thousand resulting from an increase in service bureau charges due to the Bank upgrading its telecommunications network. In other expenses, marketing expense increased to $172 thousand in 2004 from $60 thousand in 2003, due to increased advertising for the new Salem, New Hampshire branch and promotions of an expanded consumer checking account line.

INCOME TAXES

The Bank reported an income tax expense of $2.1 million and $1.1 million for the first nine months ended September 30, 2004 and 2003, respectively, representing an effective tax rate of 35.6% and 37.3%, respectively. The increase in the provision for income taxes of $1.0 million was primarily attributable to the previously mentioned lawsuit recovery. The decrease in the effective income tax rate is due to a reduction in state tax expense as a result of higher marketing expenses and data processing expenses at the Bank.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank (the “Bank”). The Bank paid dividends to the Company in the amount of $3.6 million and $500 thousand during the first nine months of 2004 and 2003, respectively. The Company made cash payments of dividends to shareholders in the amount of $1.7 million and $1.5 million in the first nine months of 2004 and 2003, respectively.

The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank also has a $5 million unsecured Federal funds line of credit.

The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s investments in FHLB stock, its residential mortgage portfolio and the portion of the investment portfolio which meets FHLB qualifying collateral requirements and have been designated as such. The Bank’s borrowing capacity at the FHLB at September 30, 2004 was $192.2 million, of which $133.9 million has been borrowed.

At September 30, 2004, the Company’s stockholders’ equity was $57.5 million as compared to $55.0 million at December 31, 2003. The change during the first nine months of 2004 occurred due to net income of $3.8 million and $452 thousand from the exercise of stock options. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $1.7 million and a $124 thousand decrease in the market value of investment securities available for sale, net of taxes. The Company’s leverage ratio at September 30, 2004 and December 31, 2003 was 11.78% and 12.11%, respectively. The Company’s and the Bank’s total risk based capital ratios were 19.94% and 19.11% at September 30, 2004, respectively, compared with 20.50% and 20.25% at December 31, 2003, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.

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

Bids of approximately $3.3 million for the major assets of the debtor were approved by the Bankruptcy Court on October 14, 2003. The net amount to be received by the Bank after taxes and bankruptcy expenses is not known at this time. However, it is not likely that the full $4.2 million judgment and post-judgment interest of $1.9 million will be collected.

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

It is management’s opinion the timing and final amount to be collected can not be determined at this time. Accordingly, no recognition beyond the interim distribution has been recorded in the Company’s Consolidated Financial Statements at September 30, 2004.

For further information, please refer to the discussion under the caption “CONTINGENCIES” on page 41 of the Corporation’s Annual Report for the fiscal year ended December 31, 2003, which is hereby incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

     a.  Exhibits.

          Please see the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION AND SUBSIDIARY
November 12, 2004	/s/ Paul A. Miller
Paul A. Miller
President and Chief Executive Officer

November 12, 2004	/s/ John E. Sharland
John E. Sharland
Senior Vice President Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY

Quarterly Report on Form 10-Q For Quarter Ended September 30, 2004

EXHIBIT INDEX