Form 10-K
period 2004-12-31
LSB CORP
filed 2005-03-30
CIK 1143848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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
Common Stock, par value $.10 per share
(Title of Class)
(a) Preferred Stock Purchased Rights
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

State the aggregate market value of the voting common equity stock held by non-affiliates* of the registrant based on the closing sale price of $16.00 per share as of June 30, 2004

Approximately $66,134,208

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2005
Common Stock, par value $.10 per share	4,385,726 shares

Documents Incorporated by Reference. Portions of the LSB Corporation (the “Company”) Annual Report to Stockholders for the fiscal year ended December 31, 2004 (the “Annual Report”), attached hereto as Exhibit (13) and the Company’s Proxy Statement for the 2005 Annual Meeting (the “Proxy Statement”), attached hereto as Exhibit (20), are incorporated by reference into Parts I, II, and III of this Form 10-K. An index to the exhibits attached to this Form 10-K can be found on page 11 of this Form 10-K.

*	For purposes of this calculation only, the common stock of LSB Corporation held by directors and executive officers of LSB Corporation has been treated as owned by affiliates.

Forward-Looking Statements and Factors Which May Affect Future Results

This Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, projected or anticipated benefits, or events related to other future developments involving the Company or the industry in which it operates. Also, when verbs in the present tense such as “believes,” “expects,” “anticipates,” “continues,” “attempts” or similar expressions are used, forward-looking statements are being made. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future financial results of the Company and could cause results to differ materially from those expressed in or incorporated by reference in this document. Those factors include fluctuations in interest rates, disruptions in credit markets, inflation, changes in the regulatory environment, government regulations and changes in regional and local economic conditions and changes in the competitive environment in the geographic and business areas in which the Company conducts its operations. As a result of such risks and uncertainties, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation to publicly release revisions to any such forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

Item 1. Business

The response is incorporated herein by reference from the discussion respectively under the captions entitled “FINANCIAL HIGHLIGHTS” on page 4, “BUSINESS” on pages 5 through 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 8 through 21 and Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 24 through 46 of the 2004 Annual Report.

Item 2. Properties

The Company conducts its business at its Corporate offices in North Andover and multiple branch locations listed here. The Company believes that all of its properties are well maintained and are suitable for banking needs and operations. Rent expense for 2004 totaled $186,000. The following table sets forth the locations of the offices of the Lawrence Savings Bank (the “Bank”), the wholly owned bank subsidiary of the Company, as well as certain information relating to these offices as of December 31, 2004:

			Lease
	Year			Current
	Acquired	Square	Owned/	Term	Renewal
	Or Leased	Feet	Leased	Expires	Options

CORPORATE OFFICES

North Andover	1992	45,315	Owned	—	—
30 Massachusetts Ave.
No. Andover, MA 01845

BRANCH OFFICES

Essex Street	1998	3,432	Leased	2008	One (5 yrs.)
300 Essex Street					Renewal Option
Lawrence, MA 01840

Jackson Street	1998	2,369	Leased	2008	One (5 yrs.)
20 Jackson Street					Renewal Option
Methuen, MA 01844

West Methuen	1979	5,234	Owned	—	—
148 Lowell Street
Methuen, MA 01844

Andover	1995	2,449	Leased	2010	Two (5 yrs.)
342 North Main Street					Renewal Options
Andover, MA 01810

Salem	2004	2,500	Leased	2014	Two (5 yrs.)
401-403 Main Street, Suite 105					Renewal Options
Salem, NH 03079

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

     On June 15, 2004 , the Company reported the receipt of $2.5 million on a U.S. Bankruptcy Judge’s Order on the Trustee’s Motion for authorization to make an interim distribution in this case in which the Company’s wholly owned subsidiary, Lawrence Savings Bank (the “Bank”), is the only secured creditor. The $2.5 million distribution was recorded as income by the Bank on June 15, 2004. The Bank has agreed to return any of the interim distribution as would be necessary to pay additional taxes imposed on the bankruptcy estate in the event reserves set aside for expenses and taxes are insufficient.

     The Bankruptcy Trustee has sold various assets during 2004 and 2005, and is currently holding approximately $1.8 million in cash (net of various expenses). The date of completion of the final tax returns for the Bankruptcy Estate (which may create a recovery on taxes previously paid) and the distribution date of any remaining assets held by the Bankruptcy Trustee are not known at this time. Accordingly, no recognition of any of the remaining assets currently held by the Bankruptcy Trustee has been recorded in the Consolidated Financial Statements.

It is management’s opinion that the amount of and timing of any collection of any remaining amounts owed to the Bank beyond the amount of the interim distribution already received is substantially uncertain and not susceptible to meaningful estimation at this time.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The response is incorporated herein by reference from the discussion under the caption “STOCKHOLDERS’ INFORMATION” on page 47, the discussion under the subcaption “Capital Adequacy” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on page 18 of the Annual Report, and from the table titled “Financial Highlights” on page 4 of the 2004 Annual Report.

Item 6. Selected Financial Data

     The response is incorporated herein by reference from the table titled “FINANCIAL HIGHLIGHTS” on page 4 of the 2004 Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The response is incorporated herein by reference from the discussion under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 8 through 21 of the 2004 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The response is incorporated herein by reference from the discussion under the subcaption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 18 through 20 of the 2004 Annual Report.

Item 8. Financial Statements and Supplementary Data

     The response is incorporated herein by reference from the LSB Corporation and Subsidiary Consolidated Financial Statements and Notes thereto on pages 23 through 46 of the 2004 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The response is incorporated herein by reference from the discussion under the caption entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” on pages 20 through 21 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The response is incorporated herein by reference from the discussion under the caption entitled “INDEBTEDNESS OF DIRECTORS AND MANAGEMENT AND CERTAIN TRANSACTIONS WITH MANAGEMENT AND OTHERS” on page 18 and 19 of the Proxy Statement.

PART IV

Item 14. Principal Accountant Fees and Services

     The response is incorporated herein by reference from the discussion under the caption entitled “RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” on page 22 and 23 of the Proxy Statement and sub-caption “Audit Committee” of the caption “THE BOARD OF DIRECTORS AND ITS COMMITTEES” on pages 9 and 10 of the Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements: The following LSB Corporation and Subsidiary Consolidated Financial Statements are incorporated herein by reference from the 2004 Annual Report, listed below and attached as Exhibit (13).

Page number(s) in Annual
Report
Report of Management Responsibility	22

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets as of December 31, 2004 and 2003	24

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	25

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	26

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	27

Notes to Consolidated Financial Statements	28-46

(a)(2)	Financial Statement Schedules:

None.

(b)	List of Exhibits:

Exhibits to the Form 10-K have been included (unless otherwise noted) only with the copies of the Form 10-K filed with the SEC. Upon request to Investors Relations, LSB Corporation, 30 Massachusetts Avenue, North Andover, MA 01845, copies of the individual exhibits will be furnished upon payment of a reasonable reproduction fee.

Exhibits:

(2)	Plan of Reorganization *

(3)(i)	Articles of incorporation *

(3)(ii)	Corporate By-Laws, as amended

(3)(iii)	Certificate of vote of directors establishing a series of a class of stock *

(4.1)	Specimen certificate of shares of common stock of the Company *

(4.2)	Rights Agreement dated as of December 12, 1996 *

(10.1)	Employment Agreement by and between the Bank and Paul A. Miller dated April 21, 1989 *

(10.2)	Amendment dated December 23, 1992 to Employment Agreement dated April 21, 1989 *

(10.3)	Amendment dated May 25, 2000 to Employment Agreement dated April 21, 1989*

(10.4)	Employment Agreement by and between the Bank and Robert P. Perreault dated May 9, 1986 *

(10.5)	Amendment dated December 23, 1992 to Employment Agreement dated May 9, 1986 *

	(10.6)	Special Termination Agreement by and between the Bank and Robert P. Perreault dated May 9, 1986 *

	(10.7)	Amendment dated May 25, 2000 to Special Termination Agreement dated May 9, 1986 *

	(10.8)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1989 *

	(10.9)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1996 *

	(10.10)	Employment Agreement by and between the Bank and Jeffrey W. Leeds dated February 24, 2000 *

	(10.11)	Employment Agreement by and between the Bank and Timothy L. Felter dated February 24, 2000 *

	(10.12)	Employment Agreement by and between the Bank and John E. Sharland dated February 24, 2000 *

	(10.13)	Employment Agreement by and between the Bank and Richard J. D’Ambrosio dated February 24, 2000 *

	(10.14)	Lawrence Savings Bank 1986 Stock Option Plan *

	(10.15)	Lawrence Savings Bank 1997 Stock Option Plan *

	(13)	2004 Annual Report to Shareholders of LSB Corporation

	(14)	Code of Professional Conduct**

	(17)	Resignation Letter of Director Neil H. Cullen

	(20)	2005 Proxy Statement

	(21)	Subsidiary of LSB Corporation and subsidiaries of Lawrence Savings Bank

	(23.1)	Consent of KPMG LLP

	(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

	(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

	(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

	(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

	*	Incorporated herein by reference from LSB Corporation Form 8-K filed July 2, 2001.

	**	Incorporated herein by reference from LSB Corporation Form 10-K filed March 26, 2004.

(c)	Financial Statement excluded from Annual Report to Shareholders

None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the LSB Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB Corporation
By:	/s/ Paul A. Miller
Paul A. Miller, President
and Chief Executive Officer

DATE: March 18, 2005

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

Signature	Title	Date

/s/ Paul A. Miller Paul A. Miller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2005

/s / John E. Sharland John E. Sharland	Senior Vice President, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 18, 2005

/s/ Thomas J. Burke Thomas J. Burke	Chairman of the Board Director	March 24, 2005

/s/ Eugene A. Beliveau Eugene A. Beliveau	Director	March 24, 2005

/s/ Malcolm W. Brawn Malcolm W. Brawn	Director	March 24, 2005

/s/ Byron R. Cleveland, Jr. Byron R. Cleveland, Jr.	Director	March 24, 2005

/s/ Robert F. Hatem Robert F. Hatem	Director	March 24, 2005

/s/ Richard Hart Harrington Richard Hart Harrington	Director	March 24, 2005

/s/ Marsha A. McDonough Marsha A. McDonough	Director	March 24, 2005

/s/ Kathleen Boshar Reynolds Kathleen Boshar Reynolds	Director	March 24, 2005

Index to Exhibits attached to Form 10-K

Item Description
(3)(ii)	Amended and Restated By-Laws LSB Corporation

(13)	2004 Annual Report to Shareholders of LSB Corporation

(17)	Resignation Letter of Director Neil H. Cullen

(20)	2005 Proxy Statement

(21)	Subsidiary of the LSB Corporation and Lawrence Savings Bank

(23.1)	Consent of KPMG LLP

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002