Form 10-Q
period 2005-03-31
LSB CORP
filed 2005-05-13
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20529

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes ☑	No ☐

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2005

Common Stock, par value $.10 per share	4,388,319 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LSB CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS

Assets:
Cash and due from banks	$6,704	$7,193
Federal funds sold	3,427	209

Total cash and cash equivalents	10,131	7,402

Investment securities held to maturity (market value of $234,314 in 2005 and $198,716 in 2004)	238,659	200,264

Investment securities available for sale (amortized cost of $62,035 in 2005 and $63,706 in 2004)	60,448	63,039
Federal Home Loan Bank stock, at cost	9,681	7,887
Loans, net of allowance for loan losses	230,313	228,670
Bank premises and equipment	3,419	3,486
Accrued interest receivable	2,928	2,894
Deferred income tax asset	3,663	3,067
Other assets	1,371	1,768

Total assets	$560,613	$518,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing deposits	$284,900	$284,309
Non-interest bearing deposits	16,973	14,797
Federal Home Loan Bank advances	112,971	105,102
Other borrowed funds	81,000	49,000
Securities sold under agreements to repurchase	2,918	3,161
Advance payments by borrowers for taxes and insurance	653	506
Other liabilities	3,194	3,764

Total liabilities	502,609	460,639

Stockholders’ equity:
Preferred stock, $.10 par value per share: 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,605,026 and 4,556,742 shares issued at March 31, 2005 and December 31, 2004, respectively, and 4,385,726 and 4,337,442 shares outstanding at March 31, 2005 and December 31, 2004, respectively	461	456
Additional paid-in capital	59,606	59,145
Retained earnings	1,635	1,389
Treasury stock, at cost (219,300 shares)	(2,758)	(2,758)
Accumulated other comprehensive loss	(940)	(394)

Total stockholders’ equity	58,004	57,838

Total liabilities and stockholders’ equity	$560,613	$518,477

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
	2005	2004
	(In thousands, except share data)
Interest and dividend income:
Loans	$3,572	$3,303
Investment securities held to maturity	1,914	1,669
Investment securities available for sale	524	428
Federal Home Loan Bank stock	84	36
Other interest and dividend income	15	6

Total interest and dividend income	6,109	5,442

Interest expense:
Deposits	1,066	828
Federal Home Loan Bank advances	1,173	1,052
Other borrowed funds	308	136
Securities sold under agreements to repurchase	8	3

Total interest expense	2,555	2,019

Net interest income	3,554	3,423

Provision for loan losses	—	—

Net interest income after provision for loan losses	3,554	3,423

Non-interest income:
Loan servicing fees	38	20
Deposit account fees	207	202
Gains on sales of mortgage loans	11	11
Other income	109	89

Total non-interest income	365	322

Non-interest expense:
Salaries and employee benefits	1,576	1,622
Occupancy and equipment expenses	255	197
Professional expenses	104	115
Data processing expenses	221	200
Other expenses	425	354

Total non-interest expenses	2,581	2,488

Income before income tax expense	1,338	1,257
Income tax expense	479	471

Net income	$859	$786

Average shares outstanding	4,365,559	4,263,637
Common stock equivalents	167,192	192,342

Average diluted shares outstanding	4,532,751	4,455,979

Basic earnings per share	$0.20	$0.18
Diluted earnings per share	$0.19	$0.18

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	(Accumulated	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Deficit)	Stock	Income	Equity
	(In thousands, except per share data)

Balance at December 31, 2003	$445	$58,350	$(1,055)	$(2,758)	$20	$55,002
Net income	—	—	786	—	—	786
Other comprehensive income:
Unrealized gain on securities available for sale (tax effect $61)	—	—	—	—	94	$94

Total comprehensive income						880
Exercise of stock options	6	294	—	—	—	300
Dividends declared and paid ($0.13 per share)	—	—	(553)	—	—	(553)

Balance at March 31, 2004	$451	$58,644	$(822)	$(2,758)	$114	$55,629

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Loss	Equity
	(In thousands, except per share data)

Balance at December 31, 2004	$456	$59,145	$1,389	$(2,758)	$(394)	$57,838
Net income	—	—	859	—	—	859
Other comprehensive income:
Unrealized loss on securities available for sale (tax effect $374)	—	—	—	—	(546)	$(546)

Total comprehensive income						313
Exercise of stock options	5	265	—	—	—	270
Tax benefit of stock options exercised	—	196	—	—	—	196
Dividends declared and paid ($0.14 per share)	—	—	(613)	—	—	(613)

Balance at March 31, 2005	$461	$59,606	$1,635	$(2,758)	$(940)	$58,004

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$859	$786
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of mortgage loans	(11)	(11)
Net amortization of investment securities	408	453
Depreciation of premises and equipment	113	84
Loans originated for sale	(1,741)	(1,497)
Proceeds from sales of mortgage loans	1,752	884
Increase in accrued interest receivable	(34)	(412)
Increase in deferred income tax asset	(222)	—
Decrease in other assets	397	267
Increase in advance payments by borrowers	147	107
Decrease in other liabilities	(374)	(618)

Net cash provided by operating activities	1,294	43

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	25,170	1,000
Proceeds from maturities of investment securities available for sale	15,000	1,585
Purchases of investment securities held to maturity	(45,613)	(11,527)
Purchases of mortgage-backed securities held to maturity	(22,654)	—
Purchases of investment securities available for sale	(14,197)	—
Purchases of other equity securities available for sale	(72)	—
Purchases of Federal Home Loan Bank stock	(1,794)	(299)
Principal payments of securities held to maturity	4,377	4,124
Principal payments of securities available for sale	857	1,092
Increase in loans, net	(1,643)	(6,465)
Purchases of Bank premises and equipment	(46)	(257)

Net cash used in investing activities	(40,615)	(10,747)

Cash flows from financing activities:
Net increase in deposits	2,767	8,346
Additions to Federal Home Loan Bank advances	33,900	20,000
Payments on Federal Home Loan Bank advances	(26,031)	(25)
Net (decrease) increase in agreements to repurchase securities	(243)	484
Net increase (decrease) in other borrowed funds	32,000	(13,000)
Dividends paid	(613)	(553)
Proceeds from exercise of stock options	270	300

Net cash provided by financing activities	42,050	15,552

Net increase in cash and cash equivalents	2,729	4,848
Cash and cash equivalents, beginning of period	7,402	8,761

Cash and cash equivalents, end of period	$10,131	$13,609

Cash paid during the period for:
Interest on deposits	$1,073	$827
Interest on borrowed funds	1,436	1,171
Income taxes	1,185	1,145
Supplemental schedule of non-cash activities:
Net change in valuation of investment securities available for sale	(920)	154
Tax benefit relating to stock options exercised	196	—

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
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

The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC up to $100,000 per account, as defined by the FDIC, and the Depositors Insurance Fund (“DIF”) for customer deposit amounts in excess of $100,000. The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, Lawrence Savings Bank, and its wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, Pemberton Corporation, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. In the opinion of management, the accompanying Consolidated Financial Statements reflect all necessary adjustments consisting of normal recurring accruals for fair presentation. Certain amounts in prior periods have been re-classified to conform to the current presentation.

The Corporation’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, management is required to make estimates and assumptions that affect amounts reported in the balance sheets and statements of income. Actual results could differ significantly from those estimates and judgments. Material estimates that are particularly susceptible to change relate to the allowance for loan losses.

The interim results of consolidated income are not necessarily indicative of the results for any future interim period or for the entire year. These interim Consolidated Financial Statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

2. STOCK OPTIONS

The Corporation measures compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost, if any, as the fair market value of the Company’s stock at the grant date over the exercise price. All options granted have an exercise price equivalent to the fair market value at the date of grant and, accordingly, no compensation cost has been recorded. If the fair value based method of accounting for stock options had been used, the Company’s net income and earnings per share would have been reduced to the pro forma amounts for the three months ended March 31, presented in the table which follows:

	Three months ended
	3/31/05	3/31/04
	(In thousands, except per share data)
Net income:
As Reported	$859	$786
Less: Pro forma stock based compensation cost (net of taxes)	30	104

Pro forma	$829	$682

Basic earnings per share:
As Reported	$0.20	$0.18
Pro forma	0.19	0.16
Diluted earnings per share:
As Reported	$0.19	$0.18
Pro forma	0.18	0.15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: expected volatility of 23.8%, expected average life of 4.3 years, risk-free interest rate of 3.8% and expected dividend yield of 3.21%.

3. DEFINED BENEFIT PLAN

The Company provides pension benefits for its employees through membership in the Savings Bank Employees’ Retirement Association (the “Plan”). The Plan is a multiple-employer, non-contributory, defined benefit plan. Bank employees become eligible after attaining 21 years of age and completing one year of service. Additionally, benefits become fully vested after three years of eligible service. The Company’s annual contribution to the Plan is based upon standards established by the Employee Retirement Income Security Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service date, but also for those expected to be earned in the future. The Company does not expect to contribute to the Plan for the Plan year ending October 31, 2005.

Net pension cost components for the quarters ended March 31, follow:

	2005	2004
	(In thousands)

Service cost	$87	$104
Interest cost	107	106
Expected return on plan assets	(136)	(121)
Net amortization and deferrals	(1)	(1)

Net periodic pension cost	$57	$88

4. CONTINGENCIES

The Bank is involved in various legal proceedings incidental to its business. After review with legal counsel, management does not believe resolution of such litigation will have a material adverse effect on the financial condition and operating results of the Company.

In one litigation matter, the Bank was awarded a $4.2 million judgment against the debtor in 1997. On February 13, 2002, the debtor filed a petition in bankruptcy under Chapter 7 of the Bankruptcy Code. Post-judgment interest calculated from the date of judgment to the date of the bankruptcy filing is approximately $1.9 million. In the Bankruptcy case, the Company’s wholly owned subsidiary, Lawrence Savings Bank (the ‘Bank”), is the only secured creditor.

On June 15, 2004, the Company reported the receipt of $2.5 million interim distribution in the case on the order of the U.S. Bankruptcy Judge. The $2.5 million distribution was recorded as income by the Bank on June 15, 2004. The Bank has agreed to return any of the interim distribution as may be necessary to pay additional taxes imposed on the bankruptcy estate in the event reserves set aside for expenses and taxes are insufficient.

The Bankruptcy Trustee has sold various assets during 2004 and 2005, and is currently holding approximately $1.8 million in cash (net of various expenses). The date of completion of the final tax returns for the Bankruptcy Estate (which may create a recovery on taxes previously paid) and the distribution date of the remaining assets held by the Bankruptcy Trustee to the Bank are not known at this time. Accordingly, no recognition of the remaining assets currently held by the Bankruptcy Trustee has been recorded in the Consolidated Financial Statements.

It is management’s opinion that collection of any remaining amounts owed to the Bank beyond the amount of the interim distribution and assets currently held by the Bankruptcy Trustee are uncertain and are not susceptible to meaningful estimation at this time.

5. RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB’s EITF issued EITF Issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to

5. RECENT ACCOUNTING DEVELOPMENTS (Continued)

Certain Investments”, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 to be concurrent with the final issuance of EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1-a is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004 and the disclosure requirements of this issuance remain in effect. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations.

Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123R was effective for public entities as of the first interim or annual period that begins after June 15, 2005. The impact of the Company adopting such accounting can be seen in Note 2, Stock-Based Compensation, of the Notes to Consolidated Financial Statements. On April 14, 2005 the Securities and Exchange Commission (“SEC”) deferred the effective date for the adoption of SFAS 123R to annual periods that begin after June 15, 2005. Therefore, the Company will adopt SFAS 123R beginning January 1, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this report, the Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, projected or anticipated benefits, or events related to other future developments involving the Company or the industry in which it operates. Also, when verbs in the future or present tense such as “believes,” “expects,” “anticipates,” “continues,” “attempts” or similar expressions are used, forward-looking statements are being made. Stockholders should note that many factors, some of which are discussed elsewhere in this document and in the documents which we incorporate herein by reference, could affect the future financial results of the Company and could cause results to differ materially from those expressed in or incorporated by reference in this document. Those factors include fluctuations in interest rates, disruptions in credit markets, inflation, changes in the regulatory environment, government regulations and changes in regional and local economic conditions and changes in the competitive environment in the geographic and business areas in which the Company conducts its operations. As a result of such risks and uncertainties, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation to publicly release revisions to any such forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

EXECUTIVE LEVEL OVERVIEW

LSB Corporation (the “Corporation” or the “Company”) is a one bank-holding company principally conducting business through Lawrence Savings Bank (the “Bank”). The Corporation became the holding company for the Bank on July 1, 2001 pursuant to a plan of reorganization in which each share of Bank common stock then outstanding (and accompanying preferred stock purchase rights) was converted into and exchanged for one share of the Corporation’s common stock (and accompanying preferred stock purchase rights). The principal source of funds for the Corporation is dividends from its Bank subsidiary. The principal sources of funds for the Bank’s lending and investment activities are deposits, loan payments and prepayments, investment securities payments and maturities, advances from the Federal Home Loan Bank, Federal funds purchased and securities sold under agreements to repurchase.

The Bank was established as a Massachusetts savings bank in 1868; the Bank converted from mutual to stock form on May 9, 1986. The Bank has four wholly-owned subsidiaries at March 31, 2005. Shawsheen Security Corporation and Shawsheen Security Corporation II engage exclusively in buying, selling, dealing in and holding securities for their own accounts. Pemberton Corporation and Spruce Wood Realty Trust, respectively, hold foreclosed real estate and real estate used in the ordinary course of the Bank’s business.

The Corporation is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”), and Massachusetts Division of Banks. The Bank is subject to supervision and regulation of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks.

The Bank’s primary market area is the Merrimack Valley in Massachusetts and southern New Hampshire. The Bank has six banking offices in the communities of Andover, Lawrence, Methuen (2), North Andover, Massachusetts and Salem, New Hampshire.

The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Managements efforts are to increase the commercial loan portfolios, which include construction, commercial real estate and commercial loans, and core deposit accounts, which are lower interest rate accounts. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Deposits and borrowings have short durations and the cost of these funds do not necessarily rise and fall in tandem with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function, a credit review by an outside firm and review at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.

During the first quarter 2005, the Bank implemented a $40.0 million leverage program by purchasing investment securities funded by Federal Home Loan Bank advances. This decision was made for the following reasons:

•	To take advantage of profitable investment opportunities.

•	The 2005 Budget process revealed compression of net interest income due to a probable higher funding cost.

•	Adequate capital is available to implement the leverage program. The Equity to Asset ratio was 11.15% and 10.35% at December 31, 2004 and March 31, 2005, respectively.

Results of the leverage program for the first quarter 2005 were:

•	Lower yields on assets even though yields on loans and investment securities increased from first quarter 2004 due to the change in asset mix.

•	Maintained net interest income levels consistent with fourth quarter 2004 and improved over first quarter 2004.

•	Purchased Federal Home Loan Bank stock in connection with and required due to increased advances from Federal Home Loan Bank.

The provision for loan losses was zero for the quarter ended March 31, 2005 based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans.

Non-interest income includes various fees. Customers’ loan and deposit accounts generate various amounts of fee income depending on the product selected. The Company generates gains on sales of mortgage loans and receives fee income from servicing loans sold. Non-interest income is primarily impacted by the volume of customer transactions, which could change in response to changes in interest rates, pricing and competition.

Non-interest expenses include salaries and employee benefits, occupancy and equipment, professional, data processing and other expenses of the Company which generally are directly related to business volume and are controlled by a budget process.

Provisions for income taxes are directly related to earnings of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, would affect the amount of income taxes reported.

FINANCIAL CONDITION

OVERVIEW

The Company has maintained risk assets below 1% of total assets for the past several years. The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of Massachusetts and southern New Hampshire. The Company had total assets of $560.6 million at March 31, 2005 compared to $518.5 million at December 31, 2004. The Bank implemented a $40.0 million leverage program during the quarter ended March 31, 2005. The purchase of mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) was funded with Federal Home Loan Bank advances. The program was implemented to take advantage of profitable investment opportunities. The financial impact of the program is being monitored closely by management. The increase in asset size at March 31, 2005 from December 31, 2004 is mainly attributable to an increase of $35.8 million in investment securities, $1.6 million in loan growth, $1.8 million in Federal Home Loan Bank stock and $3.2 million in Federal funds sold. The funding for these assets came from an increase in deposits of $2.8 million and borrowed funds of $39.6 million during the first quarter of 2005.

INVESTMENTS

The investment securities portfolio totaled $299.1 million or 53.4% of total assets at March 31, 2005, compared to $263.3 million, or 50.8% of total assets at December 31, 2004, an increase of $35.8 million from year-end. The change in mix in the investment securities portfolio was the result of maturities of U.S. Government Agency obligations, maturities and payments on asset-backed securities, payments on MBSs and maturities of corporate obligations. Purchases and reinvested funds were in MBSs, asset-backed securities and corporate obligations. The increase in investment securities was the result of the utilization of funds from deposit and borrowed funds growth.

The following table reflects the components and carrying values of the investment securities portfolio at March 31, 2005 and December 31, 2004:

	12/31/04	3/31/05
	(In thousands)
Investment securities held to maturity (at amortized cost):
US Government Agency obligations	$88,830	$104,042
Mortgage-backed securities	52,243	31,193
Asset-backed securities	86,428	50,829
Corporate obligations	9,595	12,624
Municipal obligations	1,563	1,576

Total investment securities held to maturity	$238,659	$200,264

Investment securities available for sale (at market value):
US Treasury obligations	$4,787	$4,845
US Government Agency obligations	19,747	34,907
Mortgage-backed securities	4,268	4,582
Asset-backed securities	27,377	14,452
Corporate obligations	3,089	3,120
Mutual Funds	959	972
Equity securities	221	161

Total investment securities available for sale	$60,448	$63,039

Total investment securities portfolio	$299,107	$263,303

LOANS

The following table reflects the loan portfolio at March 31, 2005 and December 31, 2004:

	3/31/05	12/31/04
	(In thousands)
Residential mortgage loans	$59,879	$60,057
Equity loans	8,906	8,869
Construction loans	17,156	15,211
Commercial real estate loans	134,414	131,605
Commercial loans	13,496	16,369
Consumer loans	601	699

Total loans	234,452	232,810
Allowance for loan losses	(4,139)	(4,140)

Total loans, net	$230,313	$228,670

Total loans increased to $234.5 or 41.8% of total assets at March 31, 2005 from $232.8 million or 44.9% of total assets at December 31, 2004. The residential mortgage loan balances have decreased slightly compared to year-end 2004 as the refinancing activity of existing mortgages and sales into the secondary market have slowed during the first three months of 2005. Construction loans have increased $1.9 million and commercial real estate loans have increased $2.8 million while commercial loans decreased $2.9 million in the first quarter of 2005.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes changes in the allowance for loan losses for the three months ended March 31, 2005 and 2004:

	Three months ended
	3/31/05	3/31/04
	(In thousands)
Beginning balance	$4,140	$4,220
Provision charged to operations	—	—
Recoveries on loans previously charged-off	3	2
Loans charged-off	(4)	(4)

Ending balance	$4,139	$4,218

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

Total risk assets were $34 thousand at March 31, 2005. This represents an increase of $34 thousand from December 31, 2004. The slight increase is primarily attributable to one non-performing loan for $34 thousand at March 31, 2005 from zero at December 31, 2004. The Company had no impaired loans at March 31, 2005, December 31, 2004 and March 31, 2004.

The following table summarizes the Company’s risk assets at March 31, 2005, December 31, 2004 and March 31, 2004:

	3/31/05	12/31/04	3/31/04
	(Dollars in thousands)
Non-performing loans	$34	$—	$106
Other real estate owned	—	—	—

Total risk assets	$34	$—	$106

Risk assets as a percent of total assets	0.01%	0.00%	0.02%

The following table shows the allowance for loan losses as a percent of total loans at March 31, 2005, December 31, 2004 and March 31, 2004:

	3/31/05	12/31/04	3/31/04
	(Dollars in thousands)
Allowance for loan losses	$4,139	$4,140	$4,218
Allowance for loan losses as a percent of total loans	1.77%	1.78%	1.93%

The allowance for loan losses has remained fairly consistent at $4.1 million at March 31, 2005 and at December 31, 2004 and $4.2 million at March 31, 2004. However, the allowance for loan losses as a percent of total loans has decreased to 1.77 % at March 31, 2005 down from 1.78% at December 31, 2004, due to an increase in total loans outstanding at March 31, 2005 compared to December 31, 2004. The loan portfolio has grown $15.9 million or 7.3% since March 31, 2004, without a significant change in credit risk to the Company.

DEPOSITS

Total interest bearing deposits amounted to $284.9 million at March 31, 2005 compared to $284.3 million at December 31, 2004, an increase of $591 thousand. The change from December 31, 2004 is due primarily to increases in savings accounts and NOW accounts, partially offset by a decrease in money market investment accounts. All other deposit categories experienced slight increases.

The following table reflects the components of interest bearing deposits at March 31, 2005 and December 31, 2004:

	3/31/05	12/31/04
	(In thousands)
NOW and Super NOW accounts	$39,089	$38,061
Savings accounts	46,529	44,673
Money market investment accounts	80,184	82,877
Certificates of deposit	89,960	89,649
Retirement accounts	29,138	29,049

Total interest bearing deposits	$284,900	$284,309

BORROWINGS

Borrowings consist of Federal Home Loan Bank advances, other borrowed funds (short term FHLB advances) and securities sold under agreements to repurchase. Total borrowings amounted to $196.9 million at March 31, 2005 compared to $157.3 million at December 31, 2004, an increase of $39.6 million. The overall increase was due to the Leverage program entered into by the Company in the first quarter of 2005.

The following table reflects the components of borrowings at March 31, 2005 and December 31, 2004:

	3/31/05	12/31/04
	(In thousands)
Federal Home Loan Bank advances	$112,971	$105,102
Other borrowed funds	81,000	49,000
Securities sold under agreements to repurchase	2,918	3,161

Total borrowings	$196,889	$157,263

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

OVERVIEW

The Company reported net income of $859 thousand or $0.19 diluted earnings per share and $786 thousand or $0.18 diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively. The net income increase of $73 thousand was due primarily to an increase in net interest income of $131 thousand or 3.8% to $3.6 million compared to the same period in 2004. Non-interest income increased by $43 thousand while non-interest expenses increased by $93 thousand.

NET INTEREST INCOME FROM OPERATIONS

Net interest income for the three months ended March 31, 2005 and 2004 increased by $131 thousand or 3.8% to $3.6 million from $3.4 million, respectively. The net interest rate spread decreased to 2.49% for the quarter ended March 31, 2005 versus 2.75% for the same quarter of 2004. Interest income in the first quarter of 2005 experienced an increase due to higher average investment and loan balances from the first quarter of 2004 which contributed in total $673 thousand to interest income. Interest expense increased mainly due to higher average balances of deposits and borrowings by $435 thousand and higher interest costs of $101 thousand.

The following table presents the components of net interest income and net interest rate spread for the three months ended March 31, 2005 and 2004:

	Income/Expense		Yield/Rate
	Three Months Ended
	3/31/05	3/31/04	3/31/05	3/31/04
	(Dollars in thousands)
Interest income and average yield:
Loans	$3,572	$3,303	6.20%	6.15%
Investments, mortgage-backed securities and other earning assets	2,537	2,139	3.60	3.58

Total	6,109	5,442	4.77	4.80

Interest expense and average rate paid:
Deposits	1,066	828	1.52	1.27
Federal Home Loan Bank advances	1,173	1,052	4.05	5.15
Securities sold under agreements to repurchase and other borrowed funds	316	139	2.46	1.05

Total	2,555	2,019	2.28	2.05

Net interest income	$3,554	$3,423

Net interest rate spread			2.49%	2.75%

Net interest margin			2.77%	3.02%

INTEREST INCOME

Interest income for the first quarter of 2005 was $6.1 million as compared to $5.4 million for the same quarter of 2004. The increase of $667 thousand in interest income is primarily due to higher average investment security balances and higher average loan balances. Changes in yields had a minimal impact to interest income.

Yields on loans were 6.20% and 6.15% for the quarters ended March 31, 2005 and 2004, respectively. The contribution to interest income due to higher loan yields was an increase of $1 thousand. Higher average loan balances of $233.6 versus $216.1 million for the quarters ended March 31, 2005 and 2004, respectively, increased interest income by $268 thousand.

The following table lists the components of loan interest income for the three months ended March 31, 2005 and 2004:

	Three months ended
	3/31/05	3/31/04
	(In thousands)
Residential mortgage loans	$781	$778
Loans held for sale	2	6
Equity loans	104	133
Construction loans	260	206
Commercial real estate loans	2,191	1,944
Commercial loans	224	225
Consumer loans	10	11

Total loan interest income	$3,572	$3,303

Yields on investment securities were 3.60% and 3.58% for the quarters ended March 31, 2005 and 2004, respectively, impacting interest income by a minimal amount. Higher average investment security balances of $285.9 million during the first quarter of 2005 versus $240.3 million for the same period in 2004, increased interest income by $405 thousand.

INTEREST EXPENSE

Interest expense for the first quarter of 2005 totaled $2.6 million, an increase of $536 thousand from the same quarter of 2004. This increase is primarily due to higher average balances of interest bearing liabilities, which increased interest expense by $435 thousand. Overall, higher rates paid on interest bearing liabilities increased interest expense by $101 thousand.

Rates on deposits were 1.52% and 1.27% for the quarters ended March 31, 2005 and 2004, respectively. This increase resulted in interest expense increasing by $149 thousand. Average deposit balances were $285.1 million for the first quarter of 2005 versus $261.3 million for the same period in 2004, which resulted in an $89 thousand increase to interest expense.

The following table lists the components of deposit interest expense for the three months ended March 31, 2005 and 2004:

	Three months ended
	3/31/05	3/31/04
	(In thousands)
NOW and Super NOW accounts	$11	$10
Savings deposit accounts	55	40
Money market investment accounts	244	236
Certificates of deposit	532	332
Retirement accounts	224	210

Total deposit interest expense	$1,066	$828

Rates on FHLB advances were 4.05% and 5.15% for the first quarters of 2005 and 2004, respectively. The decrease in rates paid on FHLB advances decreased interest expense by $232 thousand. The average balances of FHLB advances increased to $117.4 million in the first quarter 2005 from $82.1 million for the first quarter of 2004, which resulted in an increase in interest expense of $353 thousand.

Rates on repurchase agreements and other borrowed funds (which include FHLB advances less than 90 days) were 2.46% and 1.05% for the first quarters of 2005 and 2004, respectively. The increase in rates paid on these interest bearing liabilities resulted in interest expense increasing by $184 thousand. The average balance decreased to $52.1 million in 2005 from $53.3 million in 2004 which decreased interest expense by $7 thousand.

PROVISION FOR LOAN LOSSES

The provision for loan losses was zero for the three months ended March 31, 2005 and 2004. The absence of a provision for loan losses was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has remained fairly consistent at $4.1 million at March 31, 2005 and December 31, 2004, respectively. The coverage of the allowance for loan losses has decreased slightly to 1.77% at March 31, 2005 from 1.78% at December 31, 2004 due to the loan growth during 2005.

NON-INTEREST INCOME

Non-interest income was $365 thousand and $322 thousand for the quarters ended March 31, 2005 and 2004, respectively. The increase was primarily attributable to loan fee income increasing by $18 thousand in 2005 versus 2004. The increase in loan fees for the first quarter of 2005 can be attributed to a decrease in the provision for losses associated with mortgage servicing rights (“MSR”) resulting in a $25 thousand positive impact to earnings from 2004. Deposit account fees increased $5 thousand to $207 thousand in the first quarter of 2005 due to an increase in NOW account fees of $5 thousand attributable to a new service the Company offered in 2004. Other non-interest income increased to $109 thousand from $89 thousand in the first three months of 2005 versus 2004, respectively, due to an increase in ATM and debit card related fee income.

NON-INTEREST EXPENSE

Non-interest expense totaled $2.6 million compared to $2.5 million for the quarters ended March 31, 2005 and 2004, respectively. Salaries and employee benefits decreased by $46 thousand in the first quarter of 2005 compared to the first quarter of 2004 mainly due to decreases in retirement and post-retirement benefits. Occupancy and equipment expenses totaled $255 thousand in 2005, an increase of $58 thousand over 2004 mainly due to higher depreciation expense due to the Salem, NH branch which was not opened until June 2004 and higher repairs and maintenance in the first quarter of 2005. Professional expenses decreased to $104 thousand in the first quarter 2005 compared to $115 thousand in the same period in 2004 primarily due to a reduction in legal expenses. Data processing expenses increased to $221 thousand in the first quarter of 2005 compared to $200 thousand in the same quarter in 2004 due to an increase in computer repairs and maintenance costs. Other operating expenses increased $71 thousand during 2005 from 2004. During 2004, the Company recognized the reimbursement of $100 thousand of legal expenses which were part of an insurance claim recovery in the amount of $197 thousand.

INCOME TAXES

The Company reported an income tax expense of $479 thousand for the quarter ended March 31, 2005 or an effective income tax rate of 35.8%. This compares to an income tax expense of $471 thousand for the quarter ended March 31, 2004 or effective income tax rate of 37.5%. The effective tax rate for the first quarter of 2005 reflects the forecasted rate for the year 2005 and is in line with the year 2004 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank. The Bank paid dividends to the Company in the amount of $600 thousand and $550 thousand during the first three months of 2005 and 2004, respectively. The Company made cash payments of dividends to shareholders in the amount of $613 thousand and $553 thousand in the first three months of 2005 and 2004, respectively.

The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank currently has two $5 million unsecured Federal funds lines of credit.

The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s investments in FHLB stock, its residential mortgage portfolio and the portion of the investment portfolio which meets FHLB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLB at March 31, 2005 was $298.4 million, of which $194.0 million had been borrowed.

At March 31, 2005, the Company’s stockholders’ equity was $58.0 million as compared to $57.8 million at December 31, 2004. The change during the first three months of 2005 occurred due to net income of $859 thousand, a tax benefit associated with the exercise of stock options of $196 thousand and $270 thousand from the exercise of stock options. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $613 thousand and a $546 thousand decrease in the market value of investment securities available for sale, net of taxes. The Company’s leverage ratio at March 31, 2005 and December 31, 2004 was 10.91% and 11.25%, respectively. The Company’s and the Bank’s total risk based capital ratios were 19.44% and 18.34% at March 31, 2005, respectively, compared with 19.63% and 18.74% at December 31, 2004, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The response is incorporated herein by reference to the discussion under the sub-caption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 18 and 19 of the LSB Corporation’s Annual Report for the fiscal year ended December 31, 2004.

ITEM 4: CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its subsidiary would be made known to them by others within those entities.

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

In one litigation matter, the Bank was awarded a $4.2 million judgment against the debtor in 1997. On February 13, 2002, the debtor filed a petition in bankruptcy under Chapter 7 of the Bankruptcy Code. Post-judgment interest calculated from the date of judgment to the date of the bankruptcy filing is approximately $1.9 million. In the Bankruptcy case, the Company’s wholly owned subsidiary, Lawrence Savings Bank (the ‘Bank”), is the only secured creditor.

On June 15, 2004, the Company reported the receipt of $2.5 million interim distribution in the case on the order of the U.S. Bankruptcy Judge. The $2.5 million distribution was recorded as income by the Bank on June 15, 2004. The Bank has agreed to return any of the interim distribution as may be necessary to pay additional taxes imposed on the bankruptcy estate in the event reserves set aside for expenses and taxes are insufficient.

The Bankruptcy Trustee has sold various assets during 2004 and 2005, and is currently holding approximately $1.8 million in cash (net of various expenses). The date of completion of the final tax returns for the Bankruptcy Estate (which may create a recovery on taxes previously paid) and the distribution date of the remaining assets held by the Bankruptcy Trustee to the Bank are not known at this time. Accordingly, no recognition of the remaining assets currently held by the Bankruptcy Trustee has been recorded in the Consolidated Financial Statements.

It is management’s opinion that collection of any remaining amounts owed to the Bank beyond the amount of the interim distribution and assets currently held by the Bankruptcy Trustee are uncertain and are not susceptible to meaningful estimation at this time.

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

LSB CORPORATION

May 13, 2005	/s/ Paul A. Miller

Paul A. Miller
President and
Chief Executive Officer

May 13, 2005	/s/ John E. Sharland

John E. Sharland
Senior Vice President
Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005

EXHIBIT INDEX