Form 10-Q
period 2005-06-30
LSB CORP
filed 2005-08-12
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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

Yes ☑	No ☐
     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2005
Common Stock, par value $.10 per share	4,445,314 shares

LSB CORPORATION AND SUBSIDIARY
INDEX
PART I – FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2005	2004
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$9,915	$7,193
Federal funds sold	1,370	209

Total cash and cash equivalents	11,285	7,402

Investment securities held to maturity (market value of $226,957 in 2005 and $198,716 in 2004)	229,146	200,264
Investment securities available for sale (amortized cost of $50,490 in 2005 and $63,706 in 2004)	49,739	63,039
Federal Home Loan Bank stock, at cost	10,097	7,887
Loans, net of allowance for loan losses	234,762	228,670
Bank premises and equipment	3,359	3,486
Accrued interest receivable	2,440	2,894
Deferred income tax asset	3,322	3,067
Other assets	1,313	1,768

Total assets	$545,463	$518,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing deposits	$285,687	$284,309
Non-interest bearing deposits	21,455	14,797
Federal Home Loan Bank advances	116,935	105,102
Other borrowed funds	56,000	49,000
Securities sold under agreements to repurchase	2,886	3,161
Advance payments by borrowers for taxes and insurance	476	506
Other liabilities	3,338	3,764

Total liabilities	486,777	460,639

Stockholders’ equity:
Preferred stock, $.10 par value per share:
5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share;
20,000,000 shares authorized;
4,664,614 and 4,556,742 shares issued at June 30, 2005 and December 31, 2004, respectively, and 4,445,314 and 4,337,442 shares outstanding at June 30, 2005 and December 31, 2004, respectively	466	456
Additional paid-in capital	59,651	59,145
Retained earnings	1,771	1,389
Treasury stock, at cost (219,300 shares)	(2,758)	(2,758)
Accumulated other comprehensive loss	(444)	(394)

Total stockholders’ equity	58,686	57,838

Total liabilities and stockholders’ equity	$545,463	$518,477

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In Thousands, Except Share Data)
Interest and dividend income:
Loans	$3,705	$3,252	$7,277	$6,555
Investment securities held to maturity	2,144	1,709	4,058	3,378
Investment securities available for sale	516	458	1,040	886
Federal Home Loan Bank stock	107	36	191	72
Other interest and dividend income	23	6	38	12

Total interest and dividend income	6,495	5,461	12,604	10,903

Interest expense:
Deposits	1,190	870	2,256	1,698
Federal Home Loan Bank advances	1,222	1,110	2,395	2,162
Other borrowed funds	539	112	847	247
Securities sold under agreements to repurchase	13	3	21	7

Total interest expense	2,964	2,095	5,519	4,114

Net interest income	3,531	3,366	7,085	6,789

Provision (credit) for loan losses	—	(300)	—	(300)

Net interest income after provision (credit) for loan losses	3,531	3,666	7,085	7,089

Non-interest income:
Loan servicing fees	38	123	76	143
Deposit account fees	212	230	419	432
Gains on sales of mortgage loans	11	58	22	69
Lawsuit judgment collected	—	2,275	—	2,275
Other income	126	94	235	183

Total non-interest income	387	2,780	752	3,102

Non-interest expense:
Salaries and employee benefits	1,608	1,627	3,184	3,249
Occupancy and equipment expenses	224	242	479	439
Professional expenses	192	216	296	331
Data processing expenses	217	232	438	432
Other expenses	519	454	944	808

Total non-interest expenses	2,760	2,771	5,341	5,259

Income before income tax expense	1,158	3,675	2,496	4,932
Income tax expense	400	1,318	879	1,789

Net income	$758	$2,357	$1,617	$3,143

Average shares outstanding	4,423,467	4,303,588	4,394,673	4,283,613
Common stock equivalents	82,011	140,310	124,442	153,791

Average diluted shares outstanding	4,505,478	4,443,898	4,519,115	4,437,404

Basic earnings per share	$0.17	$0.55	$0.37	$0.73
Diluted earnings per share	$0.17	$0.53	$0.36	$0.71

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

			(Accumulated		Accumulated
		Additional	Deficit)/		Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Income (Loss)	Equity
	(In thousands, except per share data)
Balance at December 31, 2003	$445	$58,350	$(1,055)	$(2,758)	$20	$55,002
Net income	—	—	3,143	—	—	3,143
Other comprehensive income:
Unrealized loss on securities available for sale (tax effect $284)	—	—	—	—	(418)	(418)

Total comprehensive income						2,725
Exercise of stock options	8	353	—	—	—	361
Dividends declared and paid ($0.26 per share)	—	—	(1,112)	—	—	(1,112)

Balance at June 30, 2004	$453	$58,703	$976	$(2,758)	$(398)	$56,976

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Loss	Equity
	(In thousands, except per share data)
Balance at December 31, 2004	$456	$59,145	$1,389	$(2,758)	$(394)	$57,838
Net income	—	—	1,617	—	—	1,617
Other comprehensive income:
Unrealized loss on securities available for sale (tax effect $34)	—	—	—	—	(50)	(50)

Total comprehensive income						1,567
Exercise of stock options	10	295	—	—	—	305
Tax benefit of stock options exercised	—	211	—	—	—	211
Dividends declared and paid ($0.28 per share)	—	—	(1,235)	—	—	(1,235)

Balance at June 30, 2005	$466	$59,651	$1,771	$(2,758)	$ (444)	$58,686

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$1,617	$3,143
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	—	(300)
Gains on sales of mortgage loans	(22)	(69)
Net amortization of investment securities	804	878
Depreciation of premises and equipment	222	212
Loans originated for sale	(2,930)	(3,374)
Proceeds from sales of mortgage loans	2,340	3,781
Decrease (increase) in accrued interest receivable	454	(70)
(Increase) decrease in deferred income tax asset	(221)	845
Decrease in other assets	455	256
(Decrease) increase in advance payments by borrowers	(30)	39
Decrease in other liabilities	(215)	(999)

Net cash provided by operating activities	2,474	4,342

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	36,970	13,800
Proceeds from maturities of investment securities available for sale	25,000	9,585
Purchases of investment securities held to maturity	(55,494)	(24,356)
Purchases of mortgage-backed securities held to maturity	(22,654)	—
Purchases of investment securities available for sale	(14,199)	(19,981)
Purchase of other equity securities available for sale	(72)	—
Purchases of Federal Home Loan Bank stock	(2,210)	(1,101)
Principal payments of securities held to maturity	11,633	10,334
Principal payments of securities available for sale	2,346	2,480
Increase in loans, net	(5,480)	(728)
Purchases of Bank premises and equipment	(95)	(771)

Net cash used in investing activities	(24,255)	(10,738)

Cash flows from financing activities:
Net increase in deposits	8,036	17,184
Additions to Federal Home Loan Bank advances	43,900	32,345
Payments on Federal Home Loan Bank advances	(32,067)	(15,050)
Net (decrease) increase in agreements to repurchase securities	(275)	673
Net increase (decrease) in other borrowed funds	7,000	(26,000)
Dividends paid	(1,235)	(1,112)
Proceeds from exercise of stock options	305	361

Net cash provided by financing activities	25,664	8,401

Net increase in cash and cash equivalents	3,883	2,005
Cash and cash equivalents, beginning of period	7,402	8,761

Cash and cash equivalents, end of period	$11,285	$10,766

Cash paid during the period for:
Interest on deposits	$2,263	$1,696
Interest on borrowed funds	3,204	2,430
Income taxes	1,550	2,040
Supplemental schedule of non-cash activities:
Net change in valuation of investment securities available for sale	(84)	(702)
Tax benefit relating to stock options exercised	211	—

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
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
2. STOCK OPTIONS
The Corporation measures compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost, if any, as the fair market value of the Company’s stock at the grant date over the exercise price. All options granted have an exercise price equivalent to the fair market value at the date of grant and, accordingly, no compensation cost has been recorded. If the fair value based method of accounting for stock options had been used, the Company’s net income and earnings per share would have been reduced to the pro forma amounts for the three months and six months ended June 30, are presented in the table which follows:

	Three months ended		Six months ended
	6/30/05	6/30/04	6/30/05	6/30/04
	(In Thousands, Except Share Data)
Net income:
As Reported	$758	$2,357	$1,617	$3,143
Less: Pro forma stock based compensation cost (net of taxes)	(30)	(104)	(60)	(208)

Pro forma	$728	$2,253	$1,557	$2,935

Basic earnings per share:
As Reported	$0.17	$0.55	$0.37	$0.73
Pro forma	0.16	0.52	0.35	0.69
Diluted earnings per share:
As Reported	$0.17	$0.53	$0.36	$0.71
Pro forma	0.16	0.51	0.35	0.66

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
Net pension cost components for the three months and six months ended June 30, follow:

	Three months ended		Six months ended
	6/30/05	6/30/04	6/30/05	6/30/04
	(In Thousands)
Service cost	$86	$103	$173	$207
Interest cost	108	105	215	211
Expected return on plan assets	(135)	(121)	(271)	(242)
Net amortization and deferrals	(1)	(1)	(2)	(2)

Net periodic pension cost	$58	$86	$115	$174

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
The Bankruptcy Trustee has sold various assets during 2004 and 2005, and is currently holding approximately $2.0 million in cash (net of various expenses). The distribution date of the remaining assets held by the Bankruptcy Trustee to the Bank are not known at this time. Accordingly, no recognition of the remaining assets currently held by the Bankruptcy Trustee has been recorded in the Consolidated Financial Statements.
It is management’s opinion that collection of any remaining amounts owed to the Bank beyond the amount of the interim distribution and assets currently held by the Bankruptcy Trustee are uncertain and are not susceptible to meaningful estimation at this time.
5. RECENT ACCOUNTING DEVELOPMENTS
The Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details

5. RECENT ACCOUNTING DEVELOPMENTS (Continued)
expanded annual disclosure rules. In September 2004, the FASB’s EITF issued EITF Issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 to be concurrent with the final issuance of EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1-a is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004 and the disclosure requirements of this issuance remain in effect. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations.
On June 29, 2005, the FASB met and decided not to provide additional guidance on the meaning of other-than-temporary impairment. The FASB will issue the proposed FSP EITF 03-1-a as final and the final FSP will supersede EITF Issue No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and will replace guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 with references to existing other-than temporary impairment guidance. When issued, the final FSP will be titled, “FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The new FSP will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations nor does the Company believe that the adoption of FSP FASB 115-1 will have a material impact on the Company’s financial position.
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
SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123R was effective for public entities as of the first interim or annual period that begins after June 15, 2005. The impact of the Company adopting such accounting can be seen in Note 2, Stock-Based Compensation, of the Notes to Consolidated Financial Statements. On April 14, 2005 the Securities and Exchange Commission (“SEC”) deferred the effective date for the adoption of SFAS 123R to annual periods that begin after June 15, 2005. Therefore, the Company will adopt SFAS 123R beginning January 1, 2006. The Company is in the process of determining the impact to the financial statements for 2006.

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
The Bank was established as a Massachusetts savings bank in 1868; the Bank converted from mutual to stock form on May 9, 1986. The Bank has four wholly-owned subsidiaries at June 30, 2005. Shawsheen Security Corporation and Shawsheen Security Corporation II engage exclusively in buying, selling, dealing in and holding securities for their own accounts. Pemberton Corporation and Spruce Wood Realty Trust, respectively, hold foreclosed real estate and real estate used in the ordinary course of the Bank’s business.
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
During the first quarter 2005, the Bank implemented a $40.0 million leverage program by purchasing investment securities funded by Federal Home Loan Bank advances. This decision was made for the following reasons:
•	To take advantage of profitable investment opportunities.

•	The 2005 Budget process revealed compression of net interest income due to a probable higher funding cost.

•	Adequate capital is available to implement the leverage program. The Equity to Asset ratio was 11.15% and 10.35% at December 31, 2004 and March 31, 2005, respectively.
Results of the leverage program for the six months ended June 30, 2005 were:
•	Lower yields on assets even though yields on loans and investment securities increased from first quarter 200 due to the change in asset mix.

•	Maintained net interest income levels consistent with fourth quarter 2004 and first quarter 2005.

•	Purchased Federal Home Loan Bank stock in connection with and required due to increased advances from Federal Home Loan Bank.
During the second quarter of 2005 the Company paid off approximately $21.0 million of FHLB advances with cash flows from investment securities maturities not associated with the leverage program due to the recent changes in interest rates.
The provision for loan losses was zero for the six months ended June 30, 2005 based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans.
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
Provisions for income taxes are directly related to earnings of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, would affect the amount of income tax expense reported.
FINANCIAL CONDITION
OVERVIEW
The Company has maintained risk assets below 1% of total assets for the past several years. The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of Massachusetts and southern New Hampshire. The Company had total assets of $545.5 million at June 30, 2005 compared to $518.5 million at December 31, 2004. The Bank implemented a $40.0 million leverage program during the quarter ended March 31, 2005. The purchase of mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) was funded with Federal Home Loan Bank advances. The program was implemented to take advantage of profitable investment opportunities. The financial impact of the program is being monitored closely by management. The increase in asset size at June 30, 2005 from December 31, 2004 is mainly attributable to an increase of $15.6 million in investment securities, $6.1 million in loan growth and $2.2 million in Federal Home Loan Bank stock. The funding for these assets came from an increase in deposits of $8.0 million and borrowed funds of $18.6 million during the first six months of 2005.
INVESTMENTS
The investment securities portfolio totaled $278.9 million or 51.1% of total assets at June 30, 2005, compared to $263.3 million, or 50.8% of total assets at December 31, 2004, an increase of $15.6 million from year-end. The change in mix in the investment securities portfolio was the result of maturities and calls of U.S. Government Agency obligations, maturities and payments on asset-backed securities, payments on MBSs and maturities of corporate obligations. Purchases and reinvested funds were in MBSs, and asset-backed securities (collateralized mortgage obligations “CMO”). The increase in investment securities was directly related to the leverage program in the first quarter of 2005.
The following table reflects the components and carrying values of the investment securities portfolio at June 30, 2005 and December 31, 2004:

	6/30/05	12/31/04
	(In thousands)
Investment securities held to maturity (at amortized cost):
US Government Agency obligations	$88,063	$104,042
Mortgage-backed securities	48,204	31,193
Asset-backed securities	78,749	50,829
Corporate obligations	12,579	12,624
Municipal obligations	1,551	1,576

Total investment securities held to maturity	$229,146	$200,264

Investment securities available for sale (at market value):
US Treasury obligations	$4,922	$4,845
US Government Agency obligations	9,769	34,907
Mortgage-backed securities	3,987	4,582
Asset-backed securities	26,760	14,452
Corporate obligations	3,092	3,120
Mutual Funds	976	972
Equity securities	233	161

Total investment securities available for sale	$49,739	$63,039

Total investment securities portfolio	$278,885	$263,303

LOANS
Total loans increased to $238.9 million or 43.8% of total assets at June 30, 2005 from $232.8 million or 44.9% of total assets at December 31, 2004. The residential mortgage loan balances have increased slightly compared to year-end 2004 as the refinancing activity of existing mortgages and sales into the secondary market have slowed during the first six months of 2005. Construction loans have increased $3.3 million and commercial real estate loans have increased $3.6 million while commercial loans decreased $3.3 million in the first six months of 2005.
The following table reflects the loan portfolio at June 30, 2005 and December 31, 2004:

	6/30/05	12/31/04
	(In thousands)
Residential mortgage loans	$61,480	$60,057
Loans held for sale	612	—
Equity loans	9,471	8,869
Construction loans	18,498	15,211
Commercial real estate loans	135,224	131,605
Commercial loans	13,061	16,369
Consumer loans	551	699

Total loans	238,897	232,810
Allowance for loan losses	(4,135)	(4,140)

Total loans, net	$234,762	$228,670

ALLOWANCE FOR LOAN LOSSES
The following table summarizes changes in the allowance for loan losses for the three months and six months ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	6/30/05	6/30/04	6/30/05	6/30/04
	(In Thousands)
Beginning balance	$4,139	$4,218	$4,140	$4,220
Provision (credit) charged to operations	—	(300)	—	(300)
Recoveries on loans previously charged-off	2	254	5	256
Loans charged-off	(6)	(4)	(10)	(8)

Ending balance	$4,135	$4,168	$4,135	$4,168

In the second quarter of 2004, the Bank recognized $253 thousand of the interim distribution of a legal judgment previously obtained by the Bank as a recovery to the allowance for loan losses on amounts previously charged off. The Bank also recorded a credit provision for loan losses of $300 thousand for the same three month period in 2004. The balance of the allowance for loan losses reflects management’s assessment of losses and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing allowance levels. Management believes the allowance level is adequate to absorb estimated credit losses associated with the loan portfolio. The allowance for loan losses reflects information available to management at the end of each period.
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
Total risk assets were $33 thousand at June 30, 2005. This represents an increase of $33 thousand from December 31, 2004. The slight increase is primarily attributable to one non-performing loan for $33 thousand at June 30, 2005 from zero at December 31, 2004. The Company had no impaired loans at June 30, 2005, December 31, 2004 and June 30, 2004.
The following table summarizes the Company’s risk assets at June 30, 2005, December 31, 2004 and June 30, 2004:

	6/30/05	12/31/04	6/30/04
	(Dollars in thousands)
Non-performing loans	$33	$—	$106
Other real estate owned	—	—	—

Total risk assets	$33	$—	$106

Risk assets as a percent of total assets	0.01%	0.00%	0.02%

The following table shows the allowance for loan losses as a percent of total loans at June 30, 2005, December 31, 2004 and June 30, 2004:

	6/30/05	12/31/04	6/30/04
	(Dollars in thousands)
Allowance for loan losses	$4,135	$4,140	$4,168
Allowance for loan losses as a percent of total loans	1.73%	1.78%	1.96%
The allowance for loan losses has remained consistent at $4.1 million at June 30, 2005 and at December 31, 2004 and $4.2 million at June 30, 2004. However, the allowance for loan losses as a percent of total loans has decreased slightly to 1.73% at June 30, 2005 down from 1.78% at December 31, 2004, due to an increase in total loans outstanding at June 30, 2005 compared to December 31, 2004. The loan portfolio has grown $26.8 million or 12.6% since June 30, 2004, without a significant change in credit risk to the Company.
DEPOSITS
Total interest bearing deposits amounted to $285.7 million at June 30, 2005 compared to $284.3 million at December 31, 2004, an increase of $1.4 million. The change from December 31, 2004 is due primarily to increases in certificates of deposit and NOW accounts, partially offset by a decrease in money market investment accounts. All other deposit categories experienced slight increases.
The following table reflects the components of interest bearing deposits at June 30, 2005 and December 31, 2004:

	6/30/05	12/31/04
	(In thousands)
NOW and Super NOW accounts	$38,773	$38,061
Savings accounts	44,868	44,673
Money market investment accounts	80,982	82,877
Certificates of deposit	91,857	89,649
Retirement accounts	29,207	29,049

Total interest bearing deposits	$285,687	$284,309

BORROWINGS
Borrowings consist of Federal Home Loan Bank advances, other borrowed funds (short term FHLB advances) and securities sold under agreements to repurchase. Total borrowings amounted to $175.8 million at June 30, 2005 compared to $157.3 million at December 31, 2004, an increase of $18.6 million. The overall increase was due to the leverage program entered into by the Company in the first quarter of 2005.
The following table reflects the components of borrowings at June 30, 2005 and December 31, 2004:

	6/30/05	12/31/04
	(In thousands)
Federal Home Loan Bank advances	$116,935	$105,102
Other borrowed funds	56,000	49,000
Securities sold under agreements to repurchase	2,886	3,161

Total borrowings	$175,821	$157,263

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
OVERVIEW
The Company reported net income of $758 thousand or $0.17 diluted earnings per share and $2.4 million or $0.53 diluted earnings per share for the three months ended June 30, 2005 and 2004, respectively. The net income decrease of $1.6 million was primarily due to the receipt of $2.5 million (after tax $1.6 million or approximately $0.35 diluted earnings per share) in 2004 from a U.S. Bankruptcy Judge’s Order to make an interim distribution in a bankruptcy case in which the Company’s wholly owned subsidiary, Lawrence Savings Bank (the “Bank”), is a secured creditor. The Bank recognized $253 on the interim distribution as a recovery to the allowance for loan losses on amounts previously charged off and the remaining $2.3 million as a lawsuit judgment collected in non-interest income. The Bank recorded a negative provision for loan losses of $300 thousand for the quarter ended June 30, 2004. Net income declined by $34 thousand or 4.3% for the three months ended June 30, 2005 compared to the same period in 2004 exclusive of the after tax effect of the interim distribution noted above. Net interest income increased by $165 thousand or 4.9% to $3.5 million compared to the same period in 2004. Non-interest income decreased by $118 thousand, excluding the lawsuit judgment collected mentioned above. Non-interest expenses decreased by $11 thousand in 2005 from 2004.
NET INTEREST INCOME FROM OPERATIONS
Net interest income for the three months ended June 30, 2005 and 2004 increased by $165 thousand or 4.9% to $3.5 million from $3.4 million, respectively. The net interest rate spread decreased to 2.31% for the three months ended June 30, 2005 versus 2.60% for the same period of 2004. Interest income for the three months ended June 30, 2005 experienced an increase primarily due to higher average investment security and average loan balances from the same period of 2004 which contributed in total $737 thousand to interest income. Interest expense increased mainly due to higher average balances of deposits and borrowings by $464 thousand.
The following table presents the components of net interest income and net interest rate spread for the three months ended June 30, 2005 and 2004:

	Income/Expense		Yield/Rate
	Three Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
	(Dollars in thousands)
Interest income and average yield:
Loans	$3,705	$3,252	6.34%	6.04%
Investments, mortgage-backed securities and other earning assets	2,790	2,209	3.64	3.45

Total	6,495	5,461	4.81	4.64

Interest expense and average rate paid:
Deposits	1,190	870	1.68	1.30
Federal Home Loan Bank advances	1,222	1,110	4.24	4.47
Securities sold under agreements to repurchase and other borrowed funds	552	115	2.94	1.08

Total	2,964	2,095	2.50	2.04

Net interest income	$3,531	$3,366

Net interest rate spread			2.31%	2.60%

Net interest margin			2.61%	2.86%

INTEREST INCOME
Interest income for the three months ended June 30, 2005 was $6.5 million as compared to $5.5 million for the same period of 2004. The increase of $1.0 million in interest income is primarily due to higher average investment security balances and higher average loan balances. Changes in yields had a lesser impact on interest income.
Yields on loans were 6.34% and 6.04% for the three months ended June 30, 2005 and 2004, respectively. The contribution to interest income due to higher loan yields was an increase of $172 thousand. Higher average loan balances of $234.3 million versus $216.5 million for the three months ended June 30, 2005 and 2004, respectively, increased interest income by $281 thousand.
The following table lists the components of loan interest income for the three months ended June 30, 2005 and 2004:

	Three months ended
	6/30/05	6/30/04
	(In thousands)
Residential mortgage loans	$793	$768
Loans held for sale	2	14
Equity loans	115	124
Construction loans	316	191
Commercial real estate loans	2,267	1,952
Commercial loans	202	192
Consumer loans	10	11

Total loan interest income	$3,705	$3,252

Yields on investment securities were 3.64% and 3.45% for the three months ended June 30, 2005 and 2004, respectively, impacting interest income by $125 thousand. Higher average investment security balances of $307.5 million during the three months ended June 30, 2005 versus $257.2 million for the same period in 2004, increased interest income by $456 thousand.
INTEREST EXPENSE
Interest expense for the three months ended June 30, 2005 totaled $3.0 million, an increase of $869 thousand from the same period of 2004. This increase is due to higher average balances of interest bearing liabilities, which increased interest expense by $464 thousand, and higher rates paid on interest bearing liabilities which increased interest expense by $405 thousand.
Rates on deposits were 1.68% and 1.30% for the three months ended June 30, 2005 and 2004, respectively. This increase resulted in interest expense increasing by $259 thousand. Average deposit balances were $284.3 million for the three months ended June 30, 2005 versus $269.8 million for the same period in 2004, which resulted in an increase of $61 thousand to interest expense.
The following table lists the components of deposit interest expense for the three months ended June 30, 2005 and 2004:

	Three months ended
	6/30/05	6/30/04
	(In thousands)
NOW and Super NOW accounts	$12	$9
Savings deposit accounts	57	42
Money market investment accounts	325	240
Certificates of deposit	566	370
Retirement accounts	230	209

Total deposit interest expense	$1,190	$870

Rates on FHLB advances were 4.24% and 4.47% for the three months ended June 30, 2005 and 2004, respectively. The decrease in rates paid on FHLB advances decreased interest expense by $54 thousand. The average balances of FHLB advances increased to $115.6 million in the three months ended June 30, 2005 from $99.9 million for the same period of

2004, which resulted in an increase in interest expense of $166 thousand. Rates on repurchase agreements and other borrowed funds (which include FHLB advances less than 90 days) were 2.94% and 1.08% for the three months ended June 30, 2005 and 2004, respectively. The increase in rates paid on these interest bearing liabilities resulted in interest expense increasing by $200 thousand. The average balance increased to $75.3 million in 2005 from $43.0 million in 2004 which increased interest expense by $237 thousand.
PROVISION FOR LOAN LOSSES
The provision for loan losses was zero for the three months ended June 30, 2005. In the second quarter of 2004, the Bank recognized $253 thousand of the interim distribution of a legal judgment previously obtained by the Bank as a recovery to the allowance for loan losses on amounts previously charged off. The Bank also recorded a credit provision for loan losses of $300 thousand for the same three month period ended June 30, 2004. The absence of a provision for loan losses was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has remained fairly consistent at $4.1 million at both June 30, 2005 and December 31, 2004. The coverage of the allowance for loan losses has decreased slightly to 1.73% at June 30, 2005 from 1.78% at December 31, 2004 due to the loan growth during 2005.
NON-INTEREST INCOME
Non-interest income was $387 thousand and $2.8 million for the three months ended June 30, 2005 and 2004, respectively. The decrease was primarily attributable to the lawsuit judgment collected of $2.5 million of which $2.3 million was reported as non-interest income in the second quarter of 2004. Excluding the lawsuit judgment collected, non-interest income decreased by $118 thousand for the three months ended June 30, 2005 compared to the same period of 2004. The decrease of $118 thousand was primarily attributable to loan fee income decreasing by $85 thousand in 2005 compared to $123 thousand in 2004. The decrease in loan fees from the second quarter of 2004 can be attributed to a decrease of $51 thousand in prepayment penalties on commercial real estate loan payoffs recognized in 2004 not in 2005. Mortgage servicing rights (“MSR”) increased in fair value during 2004 resulting in a $52 thousand decrease to the valuation allowance in 2004. Deposit account fees decreased $18 thousand to $212 thousand in the second quarter of 2005 due to a decrease in NOW account and overdraft fees of $10 thousand and $7 thousand, respectively. Gains on the sale of mortgage loans decreased $47 thousand due to a reduction in the volume of loans sold in 2005 versus 2004 totaling $677 thousand and $2.8 million, respectively. Other non-interest income increased to $126 thousand from $94 thousand in the second quarter of 2005 compared to 2004, respectively, due primarily to an increase in ATM and debit card related fee income.
NON-INTEREST EXPENSE
Non-interest expense totaled $2.8 million for both the three months ended June 30, 2005 and 2004. Salaries and employee benefits totaled $1.6 million in both the three months ended June 30, 2005 and 2004, but decreased by $19 thousand in the second quarter of 2005 mainly due to a reduction in pension expense. Occupancy and equipment expenses totaled $224 thousand in 2005, a decrease of $18 thousand over 2004 mainly due to a decrease in depreciation expense for items in furniture and fixtures that were fully depreciated in 2005, offset slightly by an increase to depreciation expense due to a full quarter of depreciation in 2005 for the Salem, NH branch, which opened in June of 2004. Professional expenses decreased to $192 thousand in the second quarter 2005 compared to $216 thousand in the same period of 2004 primarily due to a reduction in legal fees associated with collection efforts from past borrowers associated with the lawsuit previously mentioned. Data processing expenses decreased to $217 thousand in the second quarter of 2005 compared to $232 thousand in the same quarter in 2004 due to a reduction in service bureau charges as a result of new communications lines installed during 2004. Other operating expenses increased $65 thousand during 2005 from 2004 mainly attributable to increases in marketing, professional development and contribution expenses totaling $39 thousand.
INCOME TAXES
The Company reported an income tax expense of $400 thousand for the three months ended June 30, 2005 or an effective income tax rate of 34.5%. This compares to an income tax expense of $1.3 million for the three months ended June 30, 2004 or effective income tax rate of 35.9%. Income tax expense decreased $918 thousand from quarter to quarter primarily due to the lawsuit judgment collected in 2004. Subsidiaries within the Consolidated group pay various state income tax rates. The lawsuit judgment collected increased the effective state income tax rate. The effective tax rate for the second quarter of 2005 reflects the forecasted rate for the year 2005 and is in line with the year 2004 effective tax rate.
RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
OVERVIEW
The Bank reported net income of $1.6 million or $0.36 diluted earnings per share and $3.1 million or $0.71 diluted earnings per share for the six months ended June 30, 2005 and 2004, respectively. During the first six months of 2005, net income decreased by $1.5 million due to the Company’s receipt of $2.5 million recognized in 2004 on a U.S. Bankruptcy Judge’s Order on the Trustee’s Motion for authorization to make an interim distribution in a case in which the company’s wholly-owned subsidiary, Lawrence Savings Bank, is a secured creditor. The Bank recognized $253 thousand of the interim distribution as a recovery to the allowance for loan losses on amounts previously charged-off and the remaining $2.3 million as a lawsuit judgment collected in non-interest income. Net interest income increased $296 thousand or 4.4% for the six months ended June 30, 2005 versus 2004. Excluding the lawsuit judgment collected, non-interest income decreased by $75 thousand. Non-interest expense increased by $82 thousand and the provision for income taxes decreased approximately $910 thousand primarily attributable to the recognition of the lawsuit judgment collected in 2004.
NET INTEREST INCOME FROM OPERATIONS
Net interest income for the six months ended June 30, 2005 increased by $296 thousand or 4.4% to $7.1 million from $6.8 million, for the corresponding period in 2004. The net interest rate spread decreased to 2.40% from 2.67%. The following table presents the components of net interest income and net interest spread:

	Income/Expense		Yield/Rate
	Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
	(Dollars in Thousands)
Interest income and average yield:
Loans	$7,277	$6,555	6.27%	6.09%
Investments, mortgage-backed securities and other earning assets	5,327	4,348	3.62	3.51

Total	12,604	10,903	4.79	4.71

Interest expense and average rate paid:
Deposits	2,256	1,698	1.60	1.29
Federal Home Loan Bank advances	2,395	2,162	4.15	4.78
Securities sold under agreements to repurchase and other borrowed funds	868	254	2.74	1.06

Total	5,519	4,114	2.39	2.04

Net interest income	$7,085	$6,789

Net interest rate spread			2.40%	2.67%

Net interest margin			2.69%	2.94%

INTEREST INCOME
Interest income for the first six months of 2005 was $12.6 million as compared to $10.9 million for the same period of 2004. The increase in interest income of $1.7 million is due mainly to higher average investment security and average loan balances contributing $1.4 million to interest income.
Yields on loans increased to 6.27% from 6.09% for the six months ended June 30, 2005 and 2004, respectively. The impact on interest income due to higher yields was an increase of $173 thousand. Higher average loan balances of $234.0 million in 2005 versus $216.3 million in 2004 resulted in interest income increasing by $549 thousand.

The following table lists the components of loan interest income for the six months ended June 30, 2005 and 2004:

	Six months ended
	6/30/05	6/30/04
	(In Thousands)
Residential mortgage loans	$1,574	$1,546
Loans held for sale	4	20
Equity loans	219	257
Construction loans	576	397
Commercial real estate loans	4,458	3,896
Commercial loans	426	417
Consumer loans	20	22

Total loan interest income	$7,277	$6,555

Yields on investment securities increased to 3.62% for the six months ended June 30, 2005 compared to yields on investment securities of 3.51% for the same period in 2004. As a result, interest income increased by $118 thousand. Higher average investment securities balances of $296.8 million in 2005 versus $248.8 million in 2004 resulted in interest income increasing by $861 thousand.
INTEREST EXPENSE
Interest expense for the first six months of 2005 and 2004 was $5.5 million and $4.1 million, respectively. The increase of $1.4 million in interest expense is due to higher average interest bearing liabilities balances, which increased interest expense by $887 thousand, and higher rates paid on interest bearing liabilities, which increased interest expense by $518 thousand.
Rates on deposits were 1.60% and 1.29% for the first six months of 2005 and 2004, respectively. This increase resulted in interest expense increasing by $407 thousand. Average deposit balances were $284.7 million in 2005 up from $265.6 million in 2004, which increased interest expense by $151 thousand.
The following table lists the components of deposit interest expense for the six months ended June 30, 2005 and 2004:

	Six months ended
	6/30/05	6/30/04
	(In Thousands)
NOW and Super NOW accounts	$23	$19
Savings deposit accounts	112	82
Money market investment accounts	569	476
Certificates of deposit	1,098	702
Retirement accounts	454	419

Total deposit interest expense	$2,256	$1,698

Rates on FHLB advances were 4.15% and 4.78% resulting in interest expense decreasing by $291 thousand in 2005 from 2004. The average balances of these interest bearing liabilities increased to $116.5 million in 2005 from $91.0 million in 2004, resulting in an increase to interest expense of $524 thousand.
Rates paid on repurchase agreements and other borrowed funds were 2.74% and 1.06% for the first six months of 2005 and 2004, respectively. This increase in rates paid resulted in an increase of $402 thousand in interest expense. The average balances of repurchase agreements and other borrowed funds increased to $63.8 million in 2005 compared to $48.2 million in 2004 resulting in an increase of $212 thousand in interest expense.

PROVISION FOR LOAN LOSSES
The Company made no provision for loan losses in 2005. The zero provision for loan losses in 2005 was due to the overall asset quality of the Company and low level of delinquent loans. The Company recognized a credit provision for loan losses in the amount of $300 thousand for the six months ended June 30, 2004 due to the $253 thousand recovery to the allowance for loan losses and the continued low level of non-performing loans.
NON-INTEREST INCOME
Excluding the previously discussed interim distribution from the lawsuit, non-interest income decreased by $75 thousand to $752 thousand from $827 thousand for the six months ended June 30, 2005 and 2004, respectively, primarily attributable to a reduction of $67 thousand in loan fees in 2005 compared to 2004. The decrease of $67 thousand in loans fees is the result of a decrease of $63 thousand in prepayment penalties on commercial real estate loan payoffs recognized in 2004 not in 2005. Deposit account fees totaled $419 thousand in 2005’s first six months versus $432 thousand in 2004’s first six months due to a reduction in NOW account fees and overdraft fees of $7 thousand and $6 thousand, respectively. Gains on the sale of mortgage loans decreased $47 thousand to $22 thousand in 2005 from $69 thousand in 2004 due to a reduction in the volume of loan sales in 2005 from 2004 totaling $2.4 million and $3.7 million, respectively. Other income increased $52 thousand in 2005 from 2004 due to ATM and Debit card fees increasing $27 thousand in 2005 versus 2004 and official check income increasing by $12 thousand in 2005 versus 2004.
NON-INTEREST EXPENSE
Non-interest expense totaled $5.3 million for both the six months ended June 30, 2005 and 2004. Salaries and employee benefits decreased by $65 thousand and totaled $3.2 million for both the first six months of 2005 and 2004 mainly attributable to a reduction in pension and other post-retirement expenses in 2005 from 2004. Occupancy and equipment expenses have risen by $40 thousand to $479 thousand for the first six months in 2005 from $439 thousand in 2004 due to increased depreciation expense associated with the new branch in Salem, NH which incurred six months of depreciation expense in 2005 versus less than one month in 2004 after opening on June 14, 2004. Professional expenses declined to $296 thousand for the six months in 2005 from $331 thousand over the same period in 2004 as the Bank’s legal expenses have decreased. Data processing expense increased slightly to $438 thousand from $432 thousand. Other expenses totaled $944 in 2005’s first six months compared to $808 in the same period of 2004 mainly due to an increase of $57 thousand in marketing expense and the reimbursement of $100 thousand in legal fees as part of an insurance claim recovery in the amount of $197 thousand recognized in 2004.
INCOME TAXES
The Bank reported an income tax expense of $879 thousand and $1.8 million for the first six months ended June 30, 2005 and 2004, respectively, representing an effective tax rate of 35.2% and 36.3%, respectively. The decrease in the provision for income taxes of $910 thousand and effective tax rate was primarily attributable to the previously mentioned lawsuit recovery. Subsidiaries within the Consolidated group pay various state income tax rates. The lawsuit judgment collected increased the effective state income tax rate.The effective tax rate for the first half of 2005 reflects the forecasted tax rate for the year 2005 and is in line with the final year end 2004 effective tax rate.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank. The Bank paid dividends to the Company in the amount of $1.2 million and $1.1 million during the first six months of 2005 and 2004, respectively. The Company made cash payments of dividends to shareholders in the amount of $1.2 million and $1.1 million in the first six months of 2005 and 2004, respectively.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank currently has two $5 million unsecured Federal funds lines of credit. At June 30, 2005, the entire $16.8 million was available.
The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s investments in FHLB stock, its residential mortgage portfolio and the portion of the investment portfolio which meets FHLB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLB at June 30, 2005 was $283.4 million, of which $172.9 million had been borrowed.

At June 30, 2005, the Company’s stockholders’ equity was $58.7 million as compared to $57.8 million at December 31, 2004. The change during the first six months of 2005 occurred due to net income of $1.6 million, a tax benefit associated with the exercise of stock options of $211 thousand and $305 thousand from the exercise of stock options. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $1.2 million and a $50 thousand decrease in the market value of investment securities available for sale, net of taxes. The Company’s leverage ratio at June 30, 2005 and December 31, 2004 was 10.50% and 11.25%, respectively. The Company’s and the Bank’s total risk based capital ratios were 19.49% and 18.57% at June 30, 2005, respectively, compared with 19.63% and 18.74% at December 31, 2004, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.
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
The Bankruptcy Trustee has sold various assets during 2004 and 2005, and is currently holding approximately $2.0 million in cash (net of various expenses). The distribution date of the remaining assets held by the Bankruptcy Trustee to the Bank are not known at this time. Accordingly, no recognition of the remaining assets currently held by the Bankruptcy Trustee has been recorded in the Consolidated Financial Statements.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 3, 2005, the Company held its Annual Meeting.
The stockholders elected each of the following four individuals as Class C directors of the Company to serve until the 2008 Annual Meeting, with the following votes cast:

			Broker non-votes
Nominees	For	Withheld	and Abstentions
Eugene A. Beliveau	3,694,662	339,341	0
Bryon R. Cleveland, Jr.	3,720,612	313,391	0
Robert F. Hatem	3,700,188	333,815	0
Paul A. Miller	3,722,294	311,709	0
The following directors of the Company continued as directors after the 2005 Annual Meeting: Kathleen Boshar Reynolds, Malcolm W. Brawn, Thomas J. Burke, Richard Hart Harrington, and Marsha A. McDonough.
Finally, the stockholders ratified the appointment of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. KPMG received 3,996,007 affirmative votes, 31,641 negative votes, and 6,355 abstentions.

ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     Please see the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION

August 12, 2005	/s/ Paul A. Miller

Paul A. Miller
President and
Chief Executive Officer

August 12, 2005	/s/ John E. Sharland

John E. Sharland
Senior Vice President
Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005
EXHIBIT INDEX