Form 10-Q
period 2005-09-30
LSB CORP
filed 2005-11-14
CIK 1143848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
Yes ☐                                          No ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                          No ☑

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2005
Common Stock, par value $.10 per share	4,464,033 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2005	2004
	(In thousands, except share data)

ASSETS
Assets:
Cash and due from banks	$10,269	$7,193
Federal funds sold	2,883	209

Total cash and cash equivalents	13,152	7,402

Investment securities held to maturity (market value of $218,073 in 2005 and $198,716 in 2004)	221,569	200,264
Investment securities available for sale (amortized cost of $48,845 in 2005 and $63,706 in 2004)	47,656	63,039
Federal Home Loan Bank stock, at cost	10,097	7,887
Loans, net of allowance for loan losses	229,697	228,670
Bank premises and equipment	3,332	3,486
Accrued interest receivable	2,760	2,894
Deferred income tax asset	3,501	3,067
Other assets	1,544	1,768

Total assets	$533,308	$518,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Interest bearing deposits	$288,513	$284,309
Non-interest bearing deposits	19,963	14,797
Federal Home Loan Bank advances	121,899	105,102
Other borrowed funds	36,000	49,000
Securities sold under agreements to repurchase	3,847	3,161
Advance payments by borrowers for taxes and insurance	628	506
Other liabilities	3,592	3,764

Total liabilities	474,442	460,639

Stockholders’ equity:
Preferred stock, $.10 par value per share:
5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share;
20,000,000 shares authorized;
4,683,333 and 4,556,742 shares issued at September 30, 2005 and December 31, 2004, respectively, and 4,464,033 and 4,337,442 shares outstanding at September 30, 2005 and December 31, 2004, respectively	468	456
Additional paid-in capital	59,856	59,145
Retained earnings	2,004	1,389
Treasury stock, at cost (219,300 shares)	(2,758)	(2,758)
Accumulated other comprehensive loss	(704)	(394)

Total stockholders’ equity	58,866	57,838

Total liabilities and stockholders’ equity	$533,308	$518,477

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands, Except Share Data)

Interest and dividend income:
Loans	$3,789	$3,242	$11,066	$9,797
Investment securities held to maturity	2,078	1,680	6,136	5,058
Investment securities available for sale	465	489	1,505	1,375
Federal Home Loan Bank stock	108	69	299	141
Other interest and dividend income	27	8	65	20

Total interest and dividend income	6,467	5,488	19,071	16,391

Interest expense:
Deposits	1,339	964	3,595	2,662
Federal Home Loan Bank advances	1,249	1,025	3,644	3,187
Other borrowed funds	411	103	1,257	351
Securities sold under agreements to repurchase	13	4	35	10

Total interest expense	3,012	2,096	8,531	6,210

Net interest income	3,455	3,392	10,540	10,181

Provision (credit) for loan losses	—	—	—	(300)

Net interest income after provision (credit) for loan losses	3,455	3,392	10,540	10,481

Non-interest income:
Loan servicing fees	33	19	109	162
Deposit account fees	220	236	639	668
Gains (losses) on sales of mortgage loans, net	13	(5)	35	64
Lawsuit judgment collected	—	—	—	2,275
Other income	115	98	350	281

Total non-interest income	381	348	1,133	3,450

Non-interest expense:
Salaries and employee benefits	1,524	1,655	4,708	4,904
Occupancy and equipment expenses	229	219	708	658
Professional expenses	111	141	407	472
Data processing expenses	230	237	668	670
Other expenses	413	454	1,357	1,261

Total non-interest expenses	2,507	2,706	7,848	7,965

Income before income tax expense	1,329	1,034	3,825	5,966
Income tax expense	472	337	1,351	2,126

Net income	$857	$697	$2,474	$3,840

Average shares outstanding	4,455,652	4,312,649	4,415,223	4,293,362
Common stock equivalents	76,434	169,426	108,213	159,041

Average diluted shares outstanding	4,532,086	4,482,075	4,523,436	4,452,403

Basic earnings per share	$0.19	$0.16	$0.56	$0.89
Diluted earnings per share	$0.19	$0.16	$0.55	$0.86

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

			(Accumulated		Accumulated
		Additional	Deficit)/		Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Income(Loss)	Equity
	(In thousands, except per share data)

Balance at December 31, 2003	$445	$58,350	$(1,055)	$(2,758)	$20	$55,002
Net income	—	—	3,840	—	—	3,840
Other comprehensive income:
Unrealized loss on securities available for sale (tax effect $81)	—	—	—	—	(124)	(124)

Total comprehensive income						3,716
Exercise of stock options	9	443	—	—	—	452
Dividends declared and paid ($0.39 per share)	—	—	(1,673)	—	—	(1,673)

Balance at September 30, 2004	$454	$58,793	$1,112	$(2,758)	$(104)	$57,497

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Stock	Loss	Equity
	(In thousands, except per share data)

Balance at December 31, 2004	$456	$59,145	$1,389	$(2,758)	$(394)	$57,838
Net income	—	—	2,474	—	—	2,474
Other comprehensive income:
Unrealized loss on securities available for sale (tax effect $212)	—	—	—	—	(310)	(310)

Total comprehensive income						2,164
Exercise of stock options	12	500	—	—	—	512
Tax benefit of stock options exercised	—	211	—	—	—	211
Dividends declared and paid ($0.42 per share)	—	—	(1,859)	—	—	(1,859)

Balance at September 30, 2005	$468	$59,856	$2,004	$(2,758)	$(704)	$58,866

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$2,474	$3,840
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	—	(300)
Gains on sales of mortgage loans	(35)	(64)
Net amortization of investment securities	1,123	1,276
Depreciation of premises and equipment	330	318
Loans originated for sale	(3,437)	(3,596)
Proceeds from sales of mortgage loans	3,322	3,998
Decrease (increase) in accrued interest receivable	134	(344)
(Increase) decrease in deferred income tax asset	(222)	844
Decrease in other assets	224	188
Increase in advance payments by borrowers	122	168
Increase (decrease) in other liabilities	39	(1,115)

Net cash provided by operating activities	4,074	5,213

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	47,970	14,800
Proceeds from maturities of investment securities available for sale	25,000	14,585
Purchases of investment securities held to maturity	(65,952)	(47,353)
Purchases of mortgage-backed securities held to maturity	(23,971)	—
Purchases of investment securities available for sale	(14,198)	(30,102)
Purchase of other equity securities available for sale	(72)	—
Purchases of Federal Home Loan Bank stock	(2,210)	(1,101)
Principal payments of securities held to maturity	19,697	15,148
Principal payments of securities available for sale	3,959	3,477
Increase in loans, net	(877)	(5,284)
Purchases of Bank premises and equipment	(176)	(992)

Net cash used in investing activities	(10,830)	(36,822)

Cash flows from financing activities:
Net increase in deposits	9,370	29,141
Additions to Federal Home Loan Bank advances	48,900	38,345
Payments on Federal Home Loan Bank advances	(32,103)	(15,079)
Net increase in agreements to repurchase securities	686	1,176
Net decrease in other borrowed funds	(13,000)	(20,250)
Dividends paid	(1,859)	(1,673)
Proceeds from exercise of stock options	512	452

Net cash provided by financing activities	12,506	32,112

Net increase in cash and cash equivalents	5,750	503
Cash and cash equivalents, beginning of period	7,402	8,761

Cash and cash equivalents, end of period	$13,152	$9,264

Cash paid during the period for:
Interest on deposits	$3,601	$2,660
Interest on borrowed funds	4,918	3,551
Income taxes	1,810	2,451
Cash received during the period for:
Income taxes	215	—
Supplemental schedule of non-cash activities:
Net change in valuation of investment securities available for sale	(522)	(205)
Tax benefit relating to stock options exercised	211	—

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
2. STOCK OPTIONS
The Corporation measures compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost, if any, as the fair market value of the Company’s stock at the grant date over the exercise price. All options granted have an exercise price equivalent to the fair market value at the date of grant and, accordingly, no compensation cost has been recorded. If the fair value based method of accounting for stock options had been used, the Company’s net income and earnings per share would have been reduced to the pro forma amounts for the three months and nine months ended September 30, are presented in the table which follows:

	Three months ended		Nine months ended
	9/30/05	9/30/04	9/30/05	9/30/04
	(In Thousands, Except Share Data)

Net income:
As Reported	$857	$697	$2,474	$3,840
Less: Pro forma stock based compensation cost (net of taxes)	(31)	(78)	(91)	(286)

Pro forma	$826	$619	$2,383	$3,554

Basic earnings per share:
As Reported	$0.19	$0.16	$0.56	$0.89
Pro forma	0.19	0.14	0.54	0.83
Diluted earnings per share:
As Reported	$0.19	$0.16	$0.55	$0.86
Pro forma	0.18	0.14	0.53	0.80

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
Net pension cost components for the three months and nine months ended September 30, follow:

	Three months ended		Nine months ended
	9/30/05	9/30/04	9/30/05	9/30/04
		(In Thousands)

Service cost	$87	$104	$260	$311
Interest cost	107	106	322	317
Expected return on plan assets	(136)	(122)	(407)	(364)
Net amortization and deferrals	(1)	(1)	(3)	(3)

Net periodic pension cost	$57	$87	$172	$261

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
The Bankruptcy Trustee has sold various assets during 2004 and 2005, and is currently holding approximately $2.2 million in cash (net of various expenses). The distribution date and the amount of the remaining assets held by the Bankruptcy Trustee to the Bank are not known at this time. Accordingly, no recognition of the remaining assets currently held by the Bankruptcy Trustee has been recorded in the Consolidated Financial Statements.
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
On June 29, 2005, the FASB met and decided not to provide additional guidance on the meaning of other-than-temporary impairment. The FASB will issue the proposed FSP EITF 03-1-a as final and the final FSP will supersede EITF Issue No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and will replace guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 with references to existing other-than temporary impairment guidance. When issued, the final FSP will be titled, “FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The new FSP will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations nor does the Company believe that the adoption of FSP FASB 115-1 will have a material impact on the Company’s financial position or results of operations.
Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Company’s financial position or results of operations.
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
The Bank was established as a Massachusetts savings bank in 1868; the Bank converted from mutual to stock form on May 9, 1986. The Bank has four wholly-owned subsidiaries at September 30, 2005. Shawsheen Security Corporation and Shawsheen Security Corporation II engage exclusively in buying, selling, dealing in and holding securities for their own accounts. Pemberton Corporation and Spruce Wood Realty Trust, respectively, hold foreclosed real estate and real estate used in the ordinary course of the Bank’s business.
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
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Management’s efforts are to increase the commercial loan portfolios, which include construction, commercial real estate and commercial loans. Management’s efforts for funding are to increase core deposit accounts, which are lower interest bearing accounts. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Deposits and borrowings have short durations and the costs of these funds do not necessarily rise and fall concurrent with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function, a credit review by an outside firm and review at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.
During the first quarter 2005, the Bank implemented a $40.0 million leverage program by purchasing investment securities funded by Federal Home Loan Bank advances. This decision was made for the following reasons:
•	To take advantage of profitable investment opportunities.

•	The 2005 Budget process revealed compression of net interest income due to a probable higher funding cost.

•	Adequate capital is available to implement the leverage program. The Equity to Asset ratio was 11.15% and 10.35% at December 31, 2004 and March 31, 2005, respectively.
Results of the leverage program for the nine months ended September 30, 2005 were:
•	Lower yields on assets even though yields on loans and investment securities increased from first quarter 2005 due to the change in asset mix.

•	Maintained net interest income levels consistent with fourth quarter 2004 and first and second quarters in 2005.

•	Purchased Federal Home Loan Bank stock in connection with and required due to increased advances from Federal Home Loan Bank.
During the second and third quarters of 2005 the Company paid off approximately $21.0 million and $14 million, respectively, of FHLB advances with cash flows from investment securities maturities not associated with the leverage program due to the recent changes in interest rates.
The provision for loan losses was zero for the nine months ended September 30, 2005 based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans.
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
FINANCIAL CONDITION
OVERVIEW
The Company has maintained risk assets below 1% of total assets for the past several years. The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of Massachusetts and southern New Hampshire. The Company had total assets of $533.3 million at September 30, 2005 compared to $518.5 million at December 31, 2004. The Bank implemented a $40.0 million leverage program during the quarter ended March 31, 2005. The purchase of mortgage-backed securities (“MBSs”) and collateralized mortgage obligations (“CMOs”) was funded with Federal Home Loan Bank advances. The program was implemented to take advantage of profitable investment opportunities. The financial impact of the program is being monitored closely by management. The increase in asset size at September 30, 2005 from December 31, 2004 is mainly attributable to an increase of $5.9 million in investment securities, an increase of $2.7 million in federal funds sold, $2.2 million in Federal Home Loan Bank stock and $1.0 million in loan growth. The funding for these assets came from an increase in deposits of $9.4 million and borrowed funds of $4.5 million during the first nine months of 2005.
INVESTMENTS
The investment securities portfolio totaled $269.2 million or 50.5% of total assets at September 30, 2005, compared to $263.3 million, or 50.8% of total assets at December 31, 2004, an increase of $5.9 million from year-end. The change in mix in the investment securities portfolio was the result of maturities and calls of U.S. Government Agency obligations, maturities and payments on asset-backed securities, payments on MBSs and maturities of corporate obligations. Purchases and reinvested funds were in MBSs, and asset-backed securities (collateralized mortgage obligations “CMO”). The increase in investment securities was directly related to the leverage program implemented in the first quarter of 2005.
The following table reflects the components and carrying values of the investment securities portfolio at September 30, 2005 and December 31, 2004:

	9/30/05	12/31/04
	(In thousands)

Investment securities held to maturity (at amortized cost):
US Government Agency obligations	$87,468	$104,042
Mortgage-backed securities	46,478	31,193
Asset-backed securities	74,049	50,829
Corporate obligations	12,036	12,624
Municipal obligations	1,538	1,576

Total investment securities held to maturity	$221,569	$200,264

Investment securities available for sale (at market value):
US Treasury obligations	$4,894	$4,845
US Government Agency obligations	9,753	34,907
Mortgage-backed securities	3,640	4,582
Asset-backed securities	25,089	14,452
Corporate obligations	3,086	3,120
Mutual Funds	961	972
Equity securities	233	161

Total investment securities available for sale	$47,656	$63,039

Total investment securities portfolio	$269,225	$263,303

LOANS
Total loans increased to $233.8 million or 43.8% of total assets at September 30, 2005 from $232.8 million or 44.9% of total assets at December 31, 2004. The residential mortgage loan balances have increased slightly compared to year-end 2004 as the refinancing activity of existing mortgages and sales into the secondary market have slowed during the first nine months of 2005. Construction loans have increased $6.1 million while commercial real estate loans, commercial loans and consumer loans have decreased $1.7 million, $5.0 million and $188 thousand, respectively, in the first nine months of 2005.
The following table reflects the loan portfolio at September 30, 2005 and December 31, 2004:

	9/30/05	12/31/04
	(In thousands)

Residential mortgage loans	$60,615	$60,057
Loans held for sale	150	—
Equity loans	9,931	8,869
Construction loans	21,302	15,211
Commercial real estate loans	129,926	131,605
Commercial loans	11,395	16,369
Consumer loans	511	699

Total loans	233,830	232,810
Allowance for loan losses	(4,133)	(4,140)

Total loans, net	$229,697	$228,670

ALLOWANCE FOR LOAN LOSSES
The following table summarizes changes in the allowance for loan losses for the three months and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	9/30/05	9/30/04	9/30/05	9/30/04
	(In Thousands)

Beginning balance	$4,135	$4,168	$4,140	$4,220
Provision (credit) charged to operations	—	—	—	(300)
Recoveries on loans previously charged-off	3	2	8	258
Loans charged-off	(5)	(31)	(15)	(39)

Ending balance	$4,133	$4,139	$4,133	$4,139

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
Total risk assets were $33 thousand at September 30, 2005. This represents an increase of $33 thousand from December 31, 2004. The slight increase is attributable to one non-performing loan for $33 thousand at September 30, 2005 from zero at December 31, 2004. The Company had no impaired loans at September 30, 2005, December 31, 2004 and September 30, 2004.
The following table summarizes the Company’s risk assets at September 30, 2005, December 31, 2004 and September 30, 2004:

	9/30/05	12/31/04	9/30/04
	(Dollars in thousands)

Non-performing loans	$33	$—	$247
Other real estate owned	—	—	—

Total risk assets	$33	$—	$247

Risk assets as a percent of total assets	0.01%	0.00%	0.05%

\

The following table shows the allowance for loan losses as a percent of total loans at September 30, 2005, December 31, 2004 and September 30, 2004:

	9/30/05	12/31/04	9/30/04
	(Dollars in thousands)

Allowance for loan losses	$4,133	$4,140	$4,139
Allowance for loan losses as a percent of total loans	1.77%	1.78%	1.91%
The allowance for loan losses has remained consistent at $4.1 million at September 30, 2005, December 31, 2004 and September 30, 2004. However, the allowance for loan losses as a percent of total loans has decreased slightly to 1.77% at September 30, 2005 down from 1.78% at December 31, 2004, due to an increase in total loans outstanding at September 30, 2005 compared to December 31, 2004. The loan portfolio has grown $17.2 million or 7.9% since September 30, 2004, without a significant change in credit risk to the Company.
DEPOSITS
Total interest bearing deposits amounted to $288.5 million at September 30, 2005 compared to $284.3 million at December 31, 2004, an increase of $4.2 million. The change from December 31, 2004 is due primarily to increases in certificates of deposit accounts of $5.3 million and NOW accounts of $1.7 million, partially offset by a decrease in money market investment accounts of $2.3 million.
The following table reflects the components of interest bearing deposits at September 30, 2005 and December 31, 2004:

	9/30/05	12/31/04
	(In thousands)

NOW and Super NOW accounts	$39,718	$38,061
Savings accounts	43,962	44,673
Money market investment accounts	80,605	82,877
Certificates of deposit	94,918	89,649
Retirement accounts	29,310	29,049

Total interest bearing deposits	$288,513	$284,309

BORROWINGS
Borrowings consist of Federal Home Loan Bank advances, other borrowed funds (short term FHLB advances) and securities sold under agreements to repurchase. Total borrowings amounted to $161.7 million at September 30, 2005 compared to $157.3 million at December 31, 2004, an increase of $4.5 million. The overall increase was due to the leverage program entered into by the Company in the first quarter of 2005.
The following table reflects the components of borrowings at September 30, 2005 and December 31, 2004:

	9/30/05	12/31/04
	(In thousands)

Federal Home Loan Bank advances	$121,899	$105,102
Other borrowed funds	36,000	49,000
Securities sold under agreements to repurchase	3,847	3,161

Total borrowings	$161,746	$157,263

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
OVERVIEW
The Company reported net income of $857 thousand or $0.19 diluted earnings per share and $697 thousand or $0.16 diluted earnings per share for the three months ended September 30, 2005 and 2004, respectively. Net income rose by $160 thousand or 23.0% for the three months ended September 30, 2005 compared to the same period in 2004. Net interest income increased by $63 thousand or 1.9% to $3.5 million compared to the same period in 2004. Non-interest income decreased by $33 thousand in 2005 compared to 2004. Non-interest expenses decreased by $199 thousand in 2005 from 2004.
NET INTEREST INCOME FROM OPERATIONS
Net interest income for the three months ended September 30, 2005 and 2004 increased by $63 thousand or 1.9% to $3.5 million from $3.4 million, respectively. The net interest rate spread decreased to 2.27% for the three months ended September 30, 2005 versus 2.59% for the same period of 2004. Interest income for the three months ended September 30, 2005 experienced an increase of $875 thousand primarily due to higher average investment security and loan balances from the same period of 2004. Interest expense increased $732 thousand mainly due to higher average balances of deposits and borrowings.
The following table presents the components of net interest income and net interest rate spread for the three months ended September 30, 2005 and 2004:

	Income/Expense		Yield/Rate
	Three Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
	(Dollars in thousands)

Interest income and average yield:
Loans	$3,789	$3,242	6.38%	6.01%
Investments, mortgage-backed securities and other earning assets	2,678	2,246	3.67	3.50

Total	6,467	5,488	4.89	4.65

Interest expense and average rate paid:
Deposits	1,339	964	1.84	1.38
Federal Home Loan Bank advances	1,249	1,025	4.18	4.16
Securities sold under agreements to repurchase and other borrowed funds	424	107	3.39	1.40

Total	3,012	2,096	2.62	2.06

Net interest income	$3,455	$3,392

Net interest rate spread			2.27%	2.59%

Net interest margin			2.61%	2.87%

INTEREST INCOME
Interest income for the three months ended September 30, 2005 was $6.5 million as compared to $5.5 million for the same period of 2004. The increase of $1.0 million in interest income is primarily due to higher average investment security balances and higher average loan balances, which impacted interest income by $875 thousand. Higher yields had a $104 thousand impact on interest income.
Yields on loans were 6.38% and 6.01% for the three months ended September 30, 2005 and 2004, respectively. The contribution to interest income due to higher loan yields was an increase of $65 thousand. Higher average loan balances of $235.6 million versus $214.5 million for the three months ended September 30, 2005 and 2004, respectively, increased interest income by $482 thousand.
The following table lists the components of loan interest income for the three months ended September 30, 2005 and 2004:

	Three months ended
	9/30/05	9/30/04
	(In thousands)

Residential mortgage loans	$782	$779
Loans held for sale	2	1
Equity loans	129	117
Construction loans	396	181
Commercial real estate loans	2,249	1,952
Commercial loans	222	201
Consumer loans	9	11

Total loan interest income	$3,789	$3,242

Yields on investment securities were 3.67% and 3.50% for the three months ended September 30, 2005 and 2004, respectively, impacting interest income by $39 thousand. Higher average investment security balances of $289.6 million during the three months ended September 30, 2005 versus $255.0 million for the same period in 2004, increased interest income by $393 thousand.
INTEREST EXPENSE
Interest expense for the three months ended September 30, 2005 totaled $3.0 million, an increase of $916 thousand from the same period of 2004. This increase is due to higher average balances of interest bearing liabilities, which increased interest expense by $732 thousand, and higher rates paid on interest bearing liabilities which increased interest expense by $184 thousand.
Rates on deposits were 1.84% and 1.38% for the three months ended September 30, 2005 and 2004, respectively. This rate increase resulted in interest expense increasing by $101 thousand. Average deposit balances were $288.7 million for the three months ended September 30, 2005 versus $277.0 million for the same period in 2004, which resulted in an increase of $274 thousand to interest expense.
The following table lists the components of deposit interest expense for the three months ended September 30, 2005 and 2004:

	Three months ended
	9/30/05	9/30/04
	(In thousands)

NOW and Super NOW accounts	$12	$11
Savings deposit accounts	56	40
Money market investment accounts	385	249
Certificates of deposit	647	447
Retirement accounts	239	217

Total deposit interest expense	$1,339	$964

Rates on FHLB advances were 4.18% and 4.16% for the three months ended September 30, 2005 and 2004, respectively. The increase in rates paid on FHLB advances increased interest expense by $2 thousand. The average balances of FHLB advances increased to $118.5 million in the three months ended September 30, 2005 from $98.1 million for the same period of 2004, which resulted in an increase in interest expense of $222 thousand. Rates on repurchase agreements and other borrowed funds (which include FHLB advances less than 90 days) were 3.39% and 1.40% for the three months ended September 30, 2005 and 2004, respectively. The increase in rates paid on these interest bearing liabilities resulted in interest expense increasing by $81 thousand. The average balance increased to $49.6 million in 2005 from $30.4 million in 2004 which increased interest expense by $236 thousand.
PROVISION FOR LOAN LOSSES
The provision for loan losses was zero for the three months ended September 30, 2005. The absence of a provision for loan losses was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has remained fairly consistent at $4.1 million at both September 30, 2005 and December 31, 2004. The coverage of the allowance for loan losses has decreased slightly to 1.77% at September 30, 2005 from 1.78% at December 31, 2004 due to the loan growth during 2005.
NON-INTEREST INCOME
Non-interest income was $381 thousand and $348 thousand for the three months ended September 30, 2005 and 2004, respectively. The increase was primarily attributable to loan fees increasing by $14 thousand in 2005 compared to 2004. The increase in loan fees from the third quarter of 2004 can be attributed $54 thousand of increased fair value of mortgage servicing rights (“MSR”) in 2005 from 2004 partially offset by a decrease in late fees and prepayment penalties on commercial real estate loans of $37 thousand during 2005. Deposit account fees decreased $16 thousand to $220 thousand in the third quarter of 2005 due to a decrease in NOW account fees. Gains on the sale of mortgage loans increased $18 thousand due to an increase in the volume of loans sold in the third quarter 2005 versus same period in 2004 totaling $870 thousand and $223 thousand, respectively. Other non-interest income increased to $115 thousand from $98 thousand in the third quarter of 2005 compared to 2004, respectively, due primarily to an increase in ATM and debit card related fee income.
NON-INTEREST EXPENSE
Non-interest expense totaled $2.5 million and $2.7 million for the three months ended September 30, 2005 and 2004. Salaries and employee benefits totaled $1.5 million compared to $1.7 million in the three months ended September 30, 2005 and 2004, respectively, and decreased by $131 thousand in the third quarter of 2005 mainly due to a reduction in pension expense. Occupancy and equipment expenses totaled $229 thousand in 2005, an increase of $10 thousand over 2004 mainly due to an increase in rent expense. Professional expenses decreased by $30 thousand in the third quarter 2005 down from $141 thousand in the same period of 2004 primarily due to a reduction in the accrual for audit fees and consulting fees of $22 thousand and $7 thousand, respectively. The accrual for audit fees was reduced due to the delayed implementation date of Sarbares-Oxley Section 404 until 2007. Data processing expenses decreased to $230 thousand in the third quarter of 2005 compared to $237 thousand in the same quarter in 2004 due to a reduction in service bureau charges as a result of new communications lines installed during 2004. Other operating expenses decreased $41 thousand during 2005 from 2004 mainly attributable to a reduction in stockholder expenses for costs associated with printing and legal services.
INCOME TAXES
The Company reported an income tax expense of $472 thousand for the three months ended September 30, 2005 or an effective income tax rate of 35.5%. This compares to an income tax expense of $337 thousand for the three months ended September 30, 2004 or effective income tax rate of 32.6%. Income tax expense increased $135 thousand from quarter to quarter primarily due to an increase in taxable earnings within the consolidated group. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable income within the group can change. The effective tax rate for the third quarter of 2005 reflects the forecasted rate for the year 2005 and is in line with the year 2004 effective tax rate.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
OVERVIEW
The Bank reported net income of $2.5 million or $0.55 diluted earnings per share and $3.8 million or $0.86 diluted earnings per share for the nine months ended September 30, 2005 and 2004, respectively. During the first nine months of 2005, net income decreased by $1.4 million due to the Company’s receipt of $2.5 million recognized in 2004 on a U.S. Bankruptcy Judge’s Order on the Trustee’s Motion for authorization to make an interim distribution in a case in which the company’s wholly-owned subsidiary, Lawrence Savings Bank, is a secured creditor. The Bank recognized $253 thousand of the interim distribution as a recovery to the allowance for loan losses on amounts previously charged-off and the remaining $2.3 million as a lawsuit judgment collected in non-interest income. Net interest income increased $359 thousand or 3.5% for the nine months ended September 30, 2005 versus 2004. Excluding the lawsuit judgment collected, non-interest income decreased by $42 thousand. Non-interest expense decreased by $117 thousand and the provision for income taxes decreased approximately $775 thousand primarily attributable to the recognition of the lawsuit judgment collected in 2004.
NET INTEREST INCOME FROM OPERATIONS
Net interest income for the nine months ended September 30, 2005 increased by $359 thousand or 3.5% to $10.5 million from $10.2 million, for the corresponding period in 2004. The net interest rate spread decreased to 2.35% from 2.64%. The following table presents the components of net interest income and net interest spread:

	Income/Expense		Yield/Rate
	Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
	(Dollars in Thousands)

Interest income and average yield:
Loans	$11,066	$9,797	6.31%	6.07%
Investments, mortgage-backed securities and other earning assets	8,005	6,594	3.64	3.51

Total	19,071	16,391	4.82	4.69

Interest expense and average rate paid:
Deposits	3,595	2,662	1.68	1.32
Federal Home Loan Bank advances	3,644	3,187	4.16	4.56
Securities sold under agreements to repurchase and other borrowed funds	1,292	361	2.93	1.14

Total	8,531	6,210	2.47	2.05

Net interest income	$10,540	$10,181

Net interest rate spread			2.35%	2.64%

Net interest margin			2.66%	2.91%

INTEREST INCOME
Interest income for the first nine months of 2005 was $19.1 million as compared to $16.4 million for the same period of 2004. The increase in interest income of $2.7 million is due mainly to higher average investment security and average loan balances contributing $2.0 million to interest income.
Yields on loans increased to 6.31% from 6.07% for the nine months ended September 30, 2005 and 2004, respectively. The impact on interest income due to higher yields was an increase of $410 thousand. Higher average loan balances of $234.5 million in 2005 versus $215.7 million in 2004 resulted in interest income increasing by $859 thousand.

The following table lists the components of loan interest income for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	9/30/05	9/30/04
	(In Thousands)

Residential mortgage loans	$2,356	$2,325
Loans held for sale	6	21
Equity loans	348	374
Construction loans	972	578
Commercial real estate loans	6,707	5,848
Commercial loans	648	618
Consumer loans	29	33

Total loan interest income	$11,066	$9,797

Yields on investment securities increased to 3.64% for the nine months ended September 30, 2005 compared to yields on investment securities of 3.51% for the same period in 2004. As a result, interest income increased by $275 thousand. Higher average investment securities balances of $294.3 million in 2005 versus $250.9 million in 2004 resulted in interest income increasing by $1.1 million.
INTEREST EXPENSE
Interest expense for the first nine months of 2005 and 2004 was $8.5 million and $6.2 million, respectively. The increase of $2.3 million in interest expense is due to higher average interest bearing liabilities balances, which increased interest expense by $1.2 million, and higher rates paid on interest bearing liabilities, which increased interest expense by $1.1 million.
Rates on deposits were 1.68% and 1.32% for the first nine months of 2005 and 2004, respectively. This increase resulted in interest expense increasing by $708 thousand. Average deposit balances were $286.1 million in 2005 up from $269.4 million in 2004, which increased interest expense by $225 thousand.
The following table lists the components of deposit interest expense for the nine months ended September 30, 2005 and 2004:

	Nine months ended
	9/30/05	9/30/04
	(In Thousands)

NOW and Super NOW accounts	$35	$30
Savings deposit accounts	168	122
Money market investment accounts	954	725
Certificates of deposit	1,745	1,149
Retirement accounts	693	636

Total deposit interest expense	$3,595	$2,662

Rates on FHLB advances were 4.16% and 4.56% resulting in interest expense decreasing by $350 thousand in 2005 from 2004. The average balances of these interest bearing liabilities increased to $117.2 million in 2005 from $93.4 million in 2004, resulting in an increase to interest expense of $807 thousand.
Rates paid on repurchase agreements and other borrowed funds were 2.93% and 1.14% for the first nine months of 2005 and 2004, respectively. This increase in rates paid resulted in an increase of $787 thousand in interest expense. The average balances of repurchase agreements and other borrowed funds increased to $59.0 million in 2005 compared to $42.2 million in 2004 resulting in an increase of $144 thousand in interest expense.

PROVISION FOR LOAN LOSSES
The Company made no provision for loan losses in 2005. The zero provision for loan losses in 2005 was due to the overall asset quality of the Company and low level of delinquent loans. The Company recognized a credit provision for loan losses in the amount of $300 thousand for the nine months ended September 30, 2004 due to the $253 thousand recovery to the allowance for loan losses in the second quarter of 2004 and the continued low level of non-performing loans.
NON-INTEREST INCOME
Excluding the previously discussed interim distribution from the lawsuit, non-interest income decreased by $42 thousand to $1.1 million from $1.2 million for the nine months ended September 30, 2005 and 2004, respectively. This decrease is primarily attributable to a reduction of $53 thousand in loan fees in 2005 compared to 2004. The decrease of $53 thousand in loans fees can be attributed to a decrease of $99 thousand in prepayment penalties on commercial real estate loan payoffs in 2004 which did not occur in 2005. Deposit account fees totaled $639 thousand in the first nine months in 2005 versus $668 thousand in the first nine months in 2004 due to a reduction in NOW account fees and overdraft fees of $19 thousand and $8 thousand, respectively. Gains on the sale of mortgage loans decreased $29 thousand to $35 thousand in 2005 from $64 thousand in 2004 due to a reduction in the volume of loan sales in 2005 from 2004 totaling $3.3 million and $3.9 million, respectively. Other income increased $69 thousand in 2005 from 2004 due to ATM and Debit card fees increasing $38 thousand in 2005 versus 2004 and official check income increasing by $18 thousand in 2005 versus 2004.
NON-INTEREST EXPENSE
Non-interest expense totaled $7.8 million and $8.0 million for the nine months ended September 30, 2005 and 2004. Salaries and employee benefits decreased by $196 thousand to $4.7 million for the first nine months in 2005 compared to $4.9 million in the same period of 2004 mainly attributable to a reduction in pension and other post-retirement expenses in 2005 from 2004. Occupancy and equipment expenses have risen by $50 thousand to $708 thousand for the first nine months in 2005 from $658 thousand in 2004 due to increased rent expense and depreciation expense associated with the new branch in Salem, NH which incurred nine months of depreciation expense in 2005 versus three months in 2004 after opening on June 14, 2004. Professional expenses declined to $407 thousand for the nine months in 2005 from $472 thousand over the same period in 2004 as the Bank’s legal expenses have decreased associated with collection efforts. Other expenses totaled $1.4 million in the first nine months in 2005 compared to $1.3 million in the same period of 2004 mainly due to an increase of $57 thousand in marketing expense and the reimbursement of $100 thousand in legal fees as part of an insurance claim recovery in the amount of $197 thousand recognized in 2004.
INCOME TAXES
The Bank reported an income tax expense of $1.4 million and $2.1 million for the nine months ended September 30, 2005 and 2004, respectively, representing an effective income tax rate of 35.3% and 35.6%, respectively. The decrease in the provision for income taxes of $775 thousand was primarily attributable to the previously mentioned lawsuit recovery. Subsidiaries within the consolidated group pay various state income tax rates, which could change the Company’s effective income tax rate. The effective tax rate for the first nine months in 2005 reflects the forecasted income tax rate for the year 2005 and is in line with the final year end 2004 effective income tax rate.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank. The Bank paid dividends to the Company in the amount of $1.8 million and $3.6 million during the first nine months of 2005 and 2004, respectively. The Company made cash payments of dividends to shareholders in the amount of $1.9 million and $1.7 million in the first nine months of 2005 and 2004, respectively.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank currently has two $5 million unsecured Federal funds lines of credit. At September 30, 2005, the entire $16.8 million was available.

The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s investments in FHLB stock, its residential mortgage portfolio and the portion of the investment portfolio which meets FHLB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLB at September 30, 2005 was $279.7 million, of which $157.9 million had been borrowed.
At September 30, 2005, the Company’s stockholders’ equity was $58.9 million as compared to $57.8 million at December 31, 2004. The change during the first nine months of 2005 occurred due to net income of $2.5 million, a tax benefit associated with the exercise of stock options of $211 thousand and proceeds of $512 thousand from the exercise of stock options. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $1.9 million and a $310 thousand decrease in the market value of investment securities available for sale, net of taxes. The Company’s leverage ratio at September 30, 2005 and December 31, 2004 was 10.87% and 11.25%, respectively. The Company’s and the Bank’s total risk based capital ratios were 19.64% and 18.68% at September 30, 2005, respectively, compared with 19.63% and 18.74% at December 31, 2004, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.
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
The Bankruptcy Trustee has sold various assets during 2004 and 2005, and is currently holding approximately $2.2 million in cash (net of various expenses). The distribution date and the amount of the remaining assets held by the Bankruptcy Trustee to the Bank are not known at this time. Accordingly, no recognition of the remaining assets currently held by the Bankruptcy Trustee has been recorded in the Consolidated Financial Statements.
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

LSB CORPORATION

November 14, 2005	/s/ Paul A. Miller

Paul A. Miller
President and
Chief Executive Officer

November 14, 2005	/s/ John E. Sharland

John E. Sharland
Senior Vice President
Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005
EXHIBIT INDEX