Form 10-K
period 2005-12-31
LSB CORP
filed 2006-03-28
CIK 1143848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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
Common Stock, par value $.10 per share
(Title of Class)
Preferred Stock Purchased Rights
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting common equity stock held by non-affiliates* of the registrant based on the closing sale price of $16.00 per share as of June 30, 2004
Approximately $66,134,208
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2006
Common Stock, par value $.10 per share	4,525,283 shares
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
(1)	Portions of the Company’s definitive Proxy Statement for its 2006 Annual Meeting (the “Proxy Statement”) are incorporated by reference in Part III, Items 10-13 and Part IV, Item 14 of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K
*	For purposes of this calculation only, the common stock of LSB Corporation held by directors and executive officers of LSB Corporation has been treated as owned by affiliates.

PART I
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, projected or anticipated benefits, or events related to other future developments involving the Company or the industry in which it operates. Also, when verbs in the present tense such as “believes,” “expects,” “anticipates,” “continues,” “attempts” or similar expressions are used, forward-looking statements are being made. For example, the amounts of and statements regarding the adequacy of the Company’s provision and allowance for loan losses, which reflect management’s estimates of the likelihood and magnitude of future losses in the loan portfolio of the Company’s subsidiary bank, are “forward looking statements.” Investors should note that many factors, some of which are discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future financial results of the Company and could cause results to differ materially from those expressed or implied by these forward-looking statements. Those factors include fluctuations in interest rates, disruptions in credit markets, inflation, changes in the regulatory environment, government regulations and changes in regional and local economic conditions and changes in the competitive environment in the geographic and business areas in which the Company conducts its operations. As a result of such risks and uncertainties, the Company’s actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and others are described elsewhere in this report, including particularly in Item 1A, “Risk Factors”. The Company does not undertake, and specifically disclaims any obligation to publicly release revisions to any such forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
ITEM 1. BUSINESS
SUMMARY
LSB Corporation (the “Corporation” or the “Company”) is a one bank-holding company principally conducting business through Lawrence Savings Bank (the “Bank”). The Corporation became the holding company for the Bank on July 1, 2001 pursuant to a plan of reorganization in which each share of Bank common stock then outstanding (and accompanying preferred stock purchase rights) was converted into and exchanged for one share of the Corporation’s common stock (and accompanying preferred stock purchase rights). The Corporation’s common stock is currently traded on the Nasdaq Stock Market under the symbol “LSBX”. Prices of the common stock are reported in The Wall Street Journal as “LSB Corp”.
The Bank was established as a Massachusetts savings bank in 1868; the Bank converted from mutual to stock form on May 9, 1986.
The Corporation is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”), and Massachusetts Division of Banks (the “Division”). The Bank is subject to supervision and regulation of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks.
The Bank has four wholly-owned subsidiaries at December 31, 2005. Shawsheen Security Corporation and Shawsheen Security Corporation II engage exclusively in buying, selling, dealing in and holding securities for their own accounts. Pemberton Corporation and Spruce Wood Realty Trust, respectively, hold foreclosed real estate and real estate used in the ordinary course of the Bank’s business.
The Bank offers various financial products to the general public. These products include loans for residential real estate, commercial real estate, construction, consumer and commercial businesses. The Bank offers various deposit accounts including savings, checking, money market, certificates of deposit and individual retirement accounts. The Bank invests a portion of its funds in federal funds and investment securities.
The principal source of funds for the Corporation is dividends from its Bank subsidiary. The principal sources of funds for the Bank’s lending and investment activities are deposits, loan payments and prepayments, investment securities payments and maturities, advances from the Federal Home Loan Bank of Boston (“FHLBB”), Federal funds purchased and securities sold under agreements to repurchase.
MARKET AREA
The Bank’s primary market area is the Merrimack Valley in Massachusetts and southern New Hampshire. The Bank has six banking offices in the communities of Andover, Lawrence, Methuen (2), and North Andover, Massachusetts and Salem, New Hampshire.

LENDING ACTIVITIES
The Bank’s loan portfolio consists of commercial real estate, commercial business, construction, residential mortgage, home equity and consumer loans. The Bank is aggressive in seeking loans from creditworthy customers; competition on both pricing and underwriting terms has been strong in the Bank’s market area. Gross loans at December 31, 2005 were $234.6 million up from $232.8 million at December 31, 2004 and $211.5 million in 2003.
COMMERCIAL REAL ESTATE
The Bank originates loans secured by real estate other than 1-4 family residential properties. These loans are generally secured by various types of commercial real estate including income properties, commercial facilities (including retail, manufacturing, office and office condominiums) and small businesses. The interest rates on these loans are fixed or variable. The interest rates are based on a margin over the rates charged on FHLB advances or another index (such as the Prime Rate as published in The Wall Street Journal) for a similar term. The margin is determined by the Bank based on the creditworthiness of the borrower, relationship profitability and competitive factors.
COMMERCIAL BUSINESS
The Bank originates loans secured by business assets which are not real estate. The Bank has “Certified Lender” status from the U.S. Small Business Administration (“SBA”), which means that the SBA guarantees repayment of some portion of the loan amount. The interest rates on these loans may be fixed or variable. The rates are primarily based on a margin over the Prime Rate as published in The Wall Street Journal. The margin is determined based on the creditworthiness of the borrower, security offered and competitive factors.
CONSTRUCTION
These are generally short-term loans for land development, construction of residential homes built on speculation, construction of homes for homeowners with permanent financing, and construction of commercial facilities (including retail, manufacturing and office space). These loans are generally priced to yield The Wall Street Journal Prime Rate plus a margin. Construction loans may involve additional risk due to uncertainty of estimated cost of completion of a project, or ultimate sale of the property to an end buyer. The Bank attempts to reduce these risks by lending to contractors with pre-arranged buyers or permanent financing commitments upon completion, or to businesses that are expanding and will occupy the completed project.
RESIDENTIAL MORTGAGES
The Bank originates fixed and adjustable rate residential mortgage loans which are underwritten to be eligible for sale in the secondary market. These loans are secured primarily by owner occupied 1-4 family primary residential properties. Adjustable rate mortgage loans are generally held by the Bank in the loan portfolio as a means to manage interest rate risk. Fixed rate mortgages are generally sold into the secondary market unless management believes they represent a good long-term asset based on various factors such as loan-to-value ratios, interest rates and management’s expectations of a loan’s duration.
SECONDARY MORTGAGE MARKET
The Bank is an approved seller and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Massachusetts Housing Financing Agency (“MHFA”). Sales of mortgage loans may be made at a premium or discount resulting in gains or losses on the transaction. Based on the structure of the sale, loans sold into the secondary market may provide the Bank with service fee income over the life of the loan.
HOME EQUITY
The Bank makes second mortgage and home equity loans. Home equity loans can be accessed by the borrower through a deposit account established with the Bank. These loans carry interest rates that are either fixed or variable based on the Prime Rate published in The Wall Street Journal plus or minus a margin above or below this rate depending on the particular product selected by the borrower.
CONSUMER
The Bank offers a variety of consumer loan products including overdraft lines of credit, collateral loans, and secured and unsecured personal loans. These loans are generally fixed rate in nature. The Bank adjusts interest rates on these products from time to time based on competitive factors in the marketplace.
DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS
Deposits and borrowings are the primary source of funds for funding loans and purchasing investment securities. The mix of deposits and borrowings is dependent on many factors, such as loan demand, competition, the economy, interest rates, and capital resources. Deposits are obtained from the general public through the Bank’s branch offices by additions to various deposit accounts, including checking, savings, money market, certificates of deposit and individual retirement accounts. The interest rates on these accounts generally are competitive with other local financial institutions. The Bank’s core deposit products (savings, checking and money market accounts) allow customers more flexibility and access and generally earn lower interest rates than other types of accounts due to the Bank’s higher operating costs to service these accounts. Certificates of deposit provide customers with higher interest rates, but less flexibility and access to deposits. Increasing and decreasing interest rates offered on certificates of deposit allows the Bank to adjust its sources of funds while providing a competitive interest rate to its customers. In addition to deposit accounts, other sources of funds include advances from the FHLB, Federal funds purchased and securities sold under agreements to repurchase.
The Bank is a member of the FHLB. The Bank is required to own stock of the FHLB which is carried on the Bank’s balance sheet at par. On April 19, 2004, the FHLB implemented a new capital structure and stock investment requirements for members to comply with the Gramm-Leach-Bliley Act of 1999. The minimum stock investment requirements are based in part on the amount of the Bank’s outstanding advances with the FHLB. The Bank receives an amount equal to the par value of the FHLB stock when excess stock is redeemed.
The Company functions only as a holding company for the Bank, engages in no business activities directly and is entirely dependent on the receipt of dividends from the Bank to meet its separate expenses, repay any indebtedness and pay dividends to the Company’s stockholders.
EMPLOYEES
The Company maintains no separate payroll. As of December 31, 2005, the Bank employed approximately 101 officers and employees on a full-time equivalent basis. None of the Company’s employees are subject to a collective bargaining agreement or represented by a labor union and management considers its relations with employees to be good.
COMPETITION
The Bank competes with local, regional and national financial service providers in its lending and deposit activities. The Bank competes in the local market against other local and branch offices of regional financial institutions such as banks, thrifts and credit unions. In addition, local and national non-bank businesses such as mortgage companies, securities brokerage firms, insurance companies and mutual funds offer services competitive with those of the Bank. Bank mergers and recent legislation permitting interstate and cross-industry expansion may increase competition in the Bank’s market area. The Bank competes on the basis of interest rates, deposit and loan terms, fees, office location, product and service arrays, customer convenience and technological advantages. Competition on the Bank’s deposit taking and lending activities is affected by movements in interest rates, local and national market developments, economic trends and the Bank’s ability to adjust to change.
SUPERVISION AND REGULATION
As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve Board (“FRB”) pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and files with the FRB an annual report and such additional reports as the FRB may require. The Corporation is also subject to regulations by the Massachusetts Division of Banks. As a bank holding company, the Corporation’s activities are limited to the business of banking and activities “closely related” or incidental to banking as determined by the FRB. The Corporation may not directly or indirectly engage in business activities or acquire more than five percent of any class of voting shares of any company without notice to or approval of the FRB. The Bank is an FDIC insured state-chartered savings bank subject to the regulations and supervisory authority of, and periodic examinations by, both the FDI C (“FDIC”) and the Division. These examinations test the Bank’s safety and soundness and compliance with various statutory and regulatory requirements. The Corporation and the Bank are both subject to federal and state taxation authorities. The Bank is subject to certain reserve and reporting requirements as a non-member bank of the Federal Reserve System. The Bank is a member of the Massachusetts Depositors Insurance Fund, an industry-sponsored insurer of deposit balances exceeding FDIC insurance limits.
Federal and state bank regulatory agencies have authority to issue cease and desist orders, assess civil money penalties, remove officers and directors, issue capital directives and impose prompt corrective action restrictions or requirements to address safety and soundness and compliance issues of the Corporation and the Bank. Among other things, the regulatory agencies have authority to restrict or prohibit the payment of dividends on the Bank’s or the Corporation’s capital stock if such payment would constitute an unsafe or unsound banking practice or reduce the Company’s or the Bank’s capital levels below regulatory minimums. (See Results of Operations – Capital Adequacy in Management’s Discussion and Analysis of Financial Condition and Results of Operations Note 9 to the Consolidated Financial Statements). In addition, the Bank must obtain prior regulatory approvals to undertake certain banking transactions and initiatives, including establishment, relocation or termination of a banking office, and merger or acquisition transactions with other banks or non-banking entities. The supervision and regulation of the Bank are intended primarily for the protection of depositors, the Bank Insurance Fund of the FDIC and non-business borrowers and not for the protection of investors or stockholders of the Company. The results of examinations provide regulators with a means of measuring and assessing each institution and taking prompt corrective actions to address any safety and soundness or compliance issues.
To the extent that information in this report under the heading “Supervision and Regulation” describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provision described. Any changes in applicable laws or regulations may have a material effect on the business and prospects of the Company.

BANK HOLDING COMPANY ACT, CHANGE IN CONTROL ACT AND REGULATION Y
Under the BHC Act and Regulation Y of the FRB, no company may acquire “control” of the Company or the Bank, and no bank holding company may acquire more than five percent of any class of outstanding voting securities of the Company or the Bank, without prior approval of the FRB. Under the Change in Bank Control Act of 1978 (the “Control Act”), no person or group of persons acting in concert may acquire “control” of the Company without giving at least 60 days prior written notice to the FRB or if the FRB gives written notice of objection to such acquisition. Under Regulation Y, the FRB has established a rebuttable presumption that direct or indirect ownership or control of more than 10 percent of any class of the Company’s outstanding voting securities constitutes “control” of the Company and the Bank for purposes of the Control Act.
GRAMM-LEACH-BLILEY ACT
The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) enhanced the authority of banks and their holding companies to engage in non-banking activities. By electing to become a “financial holding company,” a qualified parent company of a banking institution may engage, directly or through non-bank subsidiaries, in any activity that is determined by the FRB in consultation with the U.S. Treasury Department to be financial in nature or incidental to such a financial activity or in any other activity that is complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Financial activities include all of the activities that have been determined to be “closely related to banking” and permissible for bank holding companies, plus insurance agency, securities underwriting and dealing, and insurance underwriting, among other activities.
A bank holding company may elect to be regulated as a financial holding company if all of its depository institution subsidiaries are well capitalized, well managed and have at least a satisfactory rating under the federal Community Reinvestment Act (“CRA”). A bank holding company that elects financial holding company status remains subject to regulation and oversight by the FRB. While the Company believes that it presently satisfies all requirements to elect to become a financial holding company, the Company has no present plan to elect financial holding company status.
Pursuant to the GLB Act, the Bank may also organize or acquire, subject to approvals of the Division and the FDIC, “financial subsidiaries” to engage in activities that are financial in nature or incidental to a financial activity. To form a financial subsidiary, the Bank would be required to satisfy conditions substantially similar to those that the Company would be required to satisfy in order to elect to become a financial holding company. While the Company believes that the Bank would be able to satisfy the requirements to organize or acquire a financial subsidiary, the Company has no present plan for the Bank to do so.
FEDERAL RESERVE ACT SECTIONS 23A AND 23B AND REGULATION W
Under Sections 23A and 23B of the Federal Reserve Act and Regulation W of the FRB, the Bank may not enter into any “covered transaction” with the Company or any separate subsidiary of the Company (a “Reg W Affiliate”) on terms that are less favorable to the Bank than the Bank would in good faith offer to an unaffiliated party. Any loan from the Bank to a Reg W Affiliate must be fully collateralized by qualifying assets having a fair value equal to or exceeding the amount of the loan, depending on the character of the collateral. Covered transactions between the Bank and its Reg W Affiliates must be consistent with “safe and sound banking practices” and are limited to 10% and 20% of the Bank’s capital in the case of any one such Affiliate and all such Affiliates, respectively. The Bank is prohibited from accepting any assets or securities of a Reg W Affiliate as collateral for a loan, and may not purchase any “low quality asset” from any such Affiliate.
FEDERAL RESERVE ACT SECTION 22 AND REGULATION O
Under Section 22 of the Federal Reserve Act and Regulation O of the FRB, the Bank may not make any loan to directors or executive officers of the Company or the Bank or to the “related interests” of any such persons except in conformity with specified restrictions and requirements related to the amounts, terms, purposes, credit quality and pricing of such loans and with the prior approval of the Bank’s Board of Directors.
FEDERAL DEPOSIT INSURANCE REFORM ACT OF 2005
On February 15, 2006, President George W. Bush signed into law the Federal Deposit Insurance Reform Act of 2006 (“FDIRA”). Among other things, FDIRA provides for the merger of the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”) of the FDIC into the Deposit Insurance Fund (“DIF”) by July 1, 2006, raises the deposit insurance limit on certain retirement accounts to $250,000 from $100,000 and indexes that limit for inflation, grants the FDIC Board discretion to set the Designated Reserve Ratio for the DIF within a range of 1.15 to 1.50 percent for any given year; provides for the allocation of a $4.7 billion assessment credit pool among insured banks and successor institutions, and provides for the declaration and payment of cash dividends to insured institutions. The FDIC is directed to finalize regulations implementing FDIRA by November 5, 2006.
USA PATRIOT ACT
The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or illegal money laundering. A bill extending the principal provisions of the USA Patriot Act was signed into law by President George W. Bush on March 9, 2006.
SARBANES-OXLEY ACT OF 2002
On July 31, 2002, President Bush signed into law the “Sarbanes–Oxley Act of 2002” (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act establishes a comprehensive framework for modernizing and reforming the oversight of public company financial accounting and disclosure practices. Principal components of the Sarbanes-Oxley Act include:
•	The creation of a public company accounting oversight board, with which all accounting firms performing audits for public companies are required to register, and which is empowered to set auditing, quality control and independence standards, to inspect registered firms, and to conduct investigations and to take disciplinary actions, subject to SEC oversight.

•	The strengthening of auditor independence from corporate management by limiting the type and scope of services that auditors can offer their public company audit clients, requiring periodic rotation of public company audit partners, requiring direct auditor reports to company audit committees, and prohibiting public companies from exerting improper influence over their outside auditors.

•	The imposition of new corporate governance requirements including among other things, independence and financial expertise requirements for audit committee membership and empowerment of public company audit committees to appoint, compensate and oversee their company’s outside auditors.

•	Requirements that the Chief Executive Officer and the Chief Financial Officer certify financial statements included in public company filings with the SEC and disgorge bonuses and stock-based compensation for periods for which the company is forced to restate its financial results, a prohibition of insider stock trades during periods when a company’s employee benefits plans are precluded from trading, and a prohibition of public company loans or extensions of credit to directors and officers except by regulated financial institutions in conformity with applicable banking regulations governing insider lending.

•	Requirements that public companies disclose whether they have a code of ethics for their senior financial officers and if not, why not, and that management periodically assess and report on the adequacy of the company’s internal controls.

•	The imposition of new and accelerated public company disclosure requirements, requirements to report off balance sheet transactions and of accelerated reporting of insider transactions in company stock.
The Securities and Exchange Commission (“SEC”) has issued final and proposed regulations implementing many of the Sarbanes-Oxley Act provisions. Management anticipates that the Company will incur additional expenses during 2006 in complying with the provisions of the Sarbanes-Oxley Act of 2002 and the resulting regulations. Management does not expect that such compliance will have a material impact on its results of operation or financial condition. On September 22, 2005, the SEC announced an extension of compliance dates for non-accelerated filers with respect to management reporting and outside auditors’ attestation regarding the adequacy of internal controls over financial reporting (Section 404 of the Sarbanes-Oxley Act). The Company is considered a non-accelerated filer with the SEC and must begin to comply with Section 404 requirements for its fiscal year ending on or after July 15, 2007.
SECURITIES AND EXCHANGE COMMISSION FILINGS ON COMPANY’S WEB SITE
Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), Forms 3, 4 & 5 (Statements of Ownership), Form S-3 and 8-A (Registration Statements, and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov in which all forms filed electronically may be accessed. The Company’s website: www.lawrencesavings.com has a new section for SEC filings available free of charge and provides a link under www.lawrencesavings.com/stockholder-info.asp. Information contained on our website and the SEC website is not incorporated by reference into this Form 10-K. We have included our web address and the SEC website address only as inactive textual references and do not intend them to be active links to our website or the SEC website.
ITEM 1A. RISK FACTORS
Changes in interest rates could adversely impact the Company’s financial condition and results of operations. The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets may lag behind. Additionally, some assets such as adjustable-rate mortgages have features and rate caps which restrict changes in their interest rates.
Factors such as inflation, recession, unemployment, fluctuations in the money supply, global disorder such as that experienced as a result of the terrorist activity on September 11, 2001, instability in domestic and foreign financial markets, and other factors beyond the Company’s control may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although the Company pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on the Company’s profitability.
If the Company has higher loan losses than it has allowed for, its earnings could materially decrease. The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. The Company may therefore experience significant credit losses which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If its assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially reduce the Company’s net income.
A significant amount of the Company’s loans are concentrated in northeastern Massachusetts and southern New Hampshire, and adverse conditions in this area could negatively impact its operations. Substantially all of the loans the Company originates are secured by properties located in or are made to businesses which operate in northeastern Massachusetts or southern New Hampshire. Because of the current concentration of the Company’s loan origination activities in northeastern Massachusetts and southern New Hampshire, in the event of adverse economic conditions, potential downward pressure on housing prices, political or business developments or natural hazards that may affect northeastern Massachusetts or southern New Hampshire and the ability of property owners and businesses in that area to make payments of principal and interest on the underlying loans, the Company would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diversified, which could have an adverse effect on its results of operations or financial condition.
The Company operates in a highly regulated environment and may be adversely impacted by changes in law and regulations. The Company is subject to extensive regulation, supervision and examination. See Supervision and Regulation in Item 1 hereof, Business. Any change in the laws or regulations or failure by the Company to comply with applicable law and regulation, or change in regulators’ supervisory policies or examination procedures, whether by the Division, the FDIC, the FRB, other state or federal regulators, the United States Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
The Company has strong competition within its market area which may limit the Company’s growth and profitability. The Company faces significant competition both in attracting deposits and in the origination of loans. See Competition in Item 1 hereof, Business. Commercial banks, credit unions, savings banks and savings and loan associations operating in our primary market area have historically provided most of our competition for deposits. Competition for the origination of real estate and other loans come from other commercial, savings and cooperative banks, thrift institutions, insurance companies, finance companies, other institutional lenders and mortgage companies.
The success of the Company is dependent on hiring and retaining certain key personnel. The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Company’s net income. The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees.
The Company relies on dividends from the Bank for substantially all of its revenue. The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends paid by the Bank. These dividends are the principal source of funds used to pay dividends on the Company’s common stock. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. If the Bank is unable to pay dividends to the Company, then the Company will be unable to pay its obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company conducts its business at its corporate offices in North Andover and multiple branch locations listed here. The Company believes that all of its properties are well maintained and are suitable for banking needs and operations.
The following table sets forth the locations of the offices of the Lawrence Savings Bank (the “Bank”), the wholly owned bank subsidiary of the Company, as well as certain information relating to these offices as of December 31, 2005:

			Lease
	Year			Current
	Acquired	Square	Owned/	Term	Renewal
	Or Leased	Feet	Leased	Expires	Options

CORPORATE OFFICES AND MAIN BANKING SUITE

North Andover	1992	45,315	Owned	—	—
30 Massachusetts Ave. No. Andover, MA 01845

BRANCH BANKING OFFICES

Essex Street	1998	3,432	Leased	2006	One	(3 yrs.)
300 Essex Street Lawrence, MA 01840

Jackson Street	1998	2,369	Leased	2008	One	(5 yrs.)
20 Jackson Street Methuen, MA 01844

West Methuen	1979	5,234	Owned	—	—
148 Lowell Street Methuen, MA 01844

Andover	1995	2,449	Leased	2010	Two	(5 yrs.)
42 North Main Street Andover, MA 01810

Salem	2004	2,500	Leased	2014	Two	(5 yrs.)
401-403 Main Street, Suite 105 Salem, NH 03079
ITEM 3. LEGAL PROCEEDINGS
In Lawrence Savings Bank vs. Garabedian et al., the Bank was awarded a $4.2 million judgment against the debtor in 1997. The judgment was subsequently upheld on appeal. On February 13, 2002, the debtor filed a petition in bankruptcy. The Bank filed a claim as secured creditor for the amount of its judgment plus post-judgment interest of approximately $1.9 million. On June 15, 2004, and December 15, 2005, respectively, the Company reported the Bank’s receipt of interim and final distributions from the bankruptcy proceeding in the amounts of $2.5 million and $2.2 million. During 2004, the Bank recognized $253,000 of the interim distribution as a recovery to the allowance for loan losses on amounts previously charged off. No further recoveries are expected.
The Bank and the Company are, from time to time, involved as either a plaintiff or defendant in various legal actions incident to its business. Other than discussed above, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s stock trades on the Nasdaq Stock Market under the symbol “LSBX”. Sales prices of the stock are reported in the Wall Street Journal as “LSBCorp”. On February 28, 2006, the closing price of LSB Corporation common stock was $17.51.
The following table sets forth for the fiscal periods indicated certain information with respect to the sales prices of the Company’s common stock.

	Common Stock
	Prices		Cash
Fiscal Year	High	Low	Dividends

2005
First Quarter	$21.89	$17.26	$0.14
Second Quarter	18.36	15.90	0.14
Third Quarter	18.50	16.12	0.14
Fourth Quarter	19.24	15.96	0.14

2004
First Quarter	$18.25	$16.68	$0.13
Second Quarter	17.75	15.00	0.13
Third Quarter	20.81	16.00	0.13
Fourth Quarter	20.50	18.27	0.13

2003
First Quarter	$13.00	$12.01	$0.12
Second Quarter	17.40	12.60	0.12
Third Quarter	17.52	15.31	0.12
Fourth Quarter	17.99	16.00	0.12
The Company anticipates that it will continue to pay dividends during 2006. On March 3, 2006, there were approximately 919 holders of common stock. This number does not reflect the number of persons or entities who hold their stock in nominee or “street” name through various brokerage firms. During the three months ended December 31, 2005, there were no stock repurchases.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

December 31,	2005	2004	2003	2002	2001
(Dollars in Thousands, Except Per Share Data)
Balance Sheet Data:
Total assets	$521,800	$518,477	$466,108	$439,134	$438,267
Loans, gross	234,611	232,810	211,503	243,127	236,397
Allowance for loan losses	4,126	4,140	4,220	4,167	4,070
Other real estate owned	—	—	2	12	22
Federal funds sold	198	209	889	9,633	5,705
U.S. Treasury, Federal agency and corporate obligations	257,332	259,831	226,338	155,132	160,337
Municipal obligations	1,526	1,576	1,624	4,021	2,062
Other securities	1,188	1,896	4,916	7,256	11,369
Deposits	303,087	299,106	272,540	279,465	268,450
Borrowed funds	153,380	157,263	133,352	101,591	111,099
Equity	59,922	57,838	55,002	54,059	54,092

Year Ended December 31,	2005	2004	2003	2002	2001

Operating Data:
Interest income	$25,558	$22,331	$21,334	$25,138	$28,792
Interest expense	11,638	8,520	8,977	11,565	15,611

Net interest income	13,920	13,811	12,357	13,573	13,181
Provision for loan (recoveries) losses	—	(300)	—	—	175
Non-interest income	1,555	1,553	1,608	1,493	1,426
Lawsuit judgment collected	2,233	2,280	1,996	—	—
Non-interest expense	11,144	10,664	9,738	10,155	9,122

Income before income taxes	6,564	7,280	6,223	4,911	5,310
Income tax expense	2,407	2,600	2,087	1,811	1,953

Net income	$4,157	$4,680	$4,136	$3,100	$3,357

Basic earnings per share	$0.94	$1.09	$0.98	$0.71	$0.77
Diluted earnings per share	$0.92	$1.05	$0.94	$0.69	$0.74

At or for the year ended December 31,	2005	2004	2003	2002	2001

Other Data:
Interest rate spread	2.33%	2.64%	2.57%	2.78%	2.64%
Net interest margin on average earning assets	2.65	2.91	2.90	3.20	3.21
Return on average assets (net income / average assets)	0.77	0.96	0.94	0.71	0.79
Return on average equity (net income / average stockholders’ equity)	7.14	8.33	7.76	5.72	6.35
Dividend payout ratio (dividends declared per share divided by basic earnings per share)	59.57	47.71	48.98	61.97	51.95
Average stockholders’ equity to average assets ratio	10.81	11.53	12.16	12.34	12.39
Cash dividends declared and paid per common share	$0.56	$0.52	$0.48	$0.44	$0.40
Book value per share at year end	13.42	13.33	12.99	12.71	12.35

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS WHICH MAY AFFECT FUTURE RESULTS
This Annual Report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, projected or anticipated benefits, or events related to other future developments involving the Company or the industry in which it operates. Also, when verbs in the present tense such as “believes,” “expects,” “anticipates,” “continues,” “attempts” or similar expressions are used, forward-looking statements are being made. Investors should note that many factors, some of which are discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future financial results of the Company and could cause results to differ materially from those expressed in or implied by these forward-looking statements. Those factors include fluctuations in interest rates, disruptions in credit markets, inflation, changes in the regulatory environment, government regulations and changes in regional and local economic conditions and changes in the competitive environment in the geographic and business areas in which the Company conducts its operations. These notes and uncertainties and others are discussed elsewhere in this report, and particularly in Item 1A Risk Factors. As a result of such risks and uncertainties, the Company’s actual results may differ materially from those expressed or implied by such forward-looking statements. The Company does not undertake, and specifically disclaims any obligation to publicly release revisions to any such forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
EXECUTIVE LEVEL OVERVIEW
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Deposits and borrowings have short durations and the cost of these funds do not rise and fall in tandem with earnings on loans and investment securities. There are many risks involved in managing net interest income including, but not limited to credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net- interest income. The Company manages these risks through credit review by an outside firm and regular meetings of its Asset and Liability Management Committee (“ALCO”). The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews liquidity, interest rate risk and capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.
Non-interest income has a direct impact on earnings of the Company. Maintenance of customers’ accounts for loans and deposits generates fee income depending on the product selected. The Company generates gains on sales of mortgage loans and receives fee income from servicing loans sold. Non-interest income is primarily impacted by the volume of customers’ transactions which could change in response to interest rates, pricing and competition.
Non-interest expenses include various expenses of the Company which are controlled by a budget process. In 2004 and 2003, management determined that net-interest income would experience some compression due to lower interest rates and implemented various expense reduction programs to help offset the reduction in net interest income.
Provisions for income taxes are directly related to earnings or implemented tax strategies of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries would affect the amount of income taxes reported.
There are areas in the Consolidated Financial Statements where significant estimates or assumptions are used. These include the provision and allowance for loan losses, the provision for estimated taxes, and the impairment of investment securities. Management monitors the application of the Company’s Critical Accounting Policies in relation to the nature and impact of these estimates and assumptions on earnings. The Critical Accounting Policies are discussed below.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those policies that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses, income taxes and impairment of securities. Actual results could differ from the amount derived from managements’ estimates and assumptions using different conditions. The Company’s critical accounting policies are as follows:

ALLOWANCE FOR LOAN LOSSES
The allowance balance reflects management’s assessment of losses and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan-by-loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing the allowance. The allowance for loan losses reflects all information available at the end of the year. The allowance is increased by provisions for loan losses, which are a charge to the income statement, and by recoveries on loans previously charged-off. The allowance is reduced by loans charged-off and by negative (credit) provisions to the allowance. For a further discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements for more details on establishing the allowance for loan losses.
INCOME TAXES
Operating losses in the early 1990’s resulted in available tax loss carry-forwards. A deferred tax valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income in the carry-forward period. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax valuation allowances are established and based on management’s judgment as to whether it is more likely than not that all or some portion of the future tax benefits of prior operating losses will be realized. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.
For a further discussion on income taxes, see Results of Operations – Income Taxes, below and see Notes 1 & 8 to the Consolidated Financial Statements.
INVESTMENT SECURITIES
The measurement of the impairment of the securities portfolio requires an evaluation process that considers both the historical and current financial performance and environment of the security, credit worthiness of the issuer, and potential recovery measures of each impaired investment. Management periodically reviews all securities to identify those that show signs of impairment. Once identified, these securities are monitored and evaluated based upon the above considerations and if the decline in fair value is below the cost basis of an investment and is judged to be other-than-temporary, the cost basis is written down to the current fair value and the amount of the write-down is included in the results of operations. For a further discussion on investment securities, see Financial Conditional of Investment Securities, below and see Notes 2 & 7 to the Consolidated Financial Statements.
FINANCIAL CONDITION
OVERVIEW
Total assets increased to $521.8 million at December 31, 2005 up from $518.5 million at December 31, 2004. The increase in asset size is mainly attributable to an increase of $3.3 million in cash and due from banks, $2.2 million in FHLB stock and $1.8 million in loan growth. The cash used for the FHLBB stock purchases and loan growth came from $4.0 million in deposit growth from December 31, 2004.
INTEREST EARNING ASSETS
The Company manages its earning assets by utilizing available capital resources in a manner consistent with the Company’s credit, investment and leverage policies. Loans, U.S. Treasury and Government Agency obligations, mortgage-backed securities, other investment securities, and short-term investments comprise the Company’s earning assets. Total earning assets averaged $524.9 million in 2005, an increase of $50.8 million or 10.7% from 2004.
One of the Company’s primary objectives continues to be the origination of loans that are soundly underwritten and collateralized. The Company’s average loan portfolios increased in 2005. The changes in these portfolios caused the average balance of the loan portfolio to increase by $16.5 million in 2005 to $234.2 million.
The Company increases the investment portfolio through funds obtained from the FHLBB, repurchase agreements and other borrowings when it is profitable to do so. The average balance of investment securities, including U.S. Treasury and Government Agency securities, mortgage-backed securities, other bonds and equity securities, and short-term investments amounted to $290.7 million in 2005 as compared to $256.4 million in 2004. These securities represent 54.0% of the Company’s average assets at December 31, 2005 versus 52.6% of average assets at December 31, 2004.

INVESTMENT SECURITIES
The investment portfolio totaled $260.0 million and $263.3 million, respectively, at December 31, 2005 and 2004, reflecting a decrease of $3.3 million or 1.2% in 2005. The largest decrease of $42.3 million was in Federal Agency obligations. Also experiencing decreases were corporate obligations and U.S. Treasury obligations decreasing $1.7 million and $76,000, respectively. Partially offsetting these decreases were increases of $29.5 million, $11.3 million and $72,000 in asset-backed securities, mortgage-backed securities, and equity securities, respectively. For more information on investment securities, see Financial Highlights and Note 2 of the Consolidated Financial Statements.
The amortized cost and percentage distribution of investment securities held to maturity at December 31, follow:

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
Federal Agency obligations	$87,017	40.7%	$104,042	51.9%	$94,798	51.4%
Mortgage-backed securities	43,701	20.5%	31,193	15.6%	39,467	21.4%
Asset-backed securities	70,415	32.9%	50,829	25.4%	32,735	17.8%
Corporate obligations	11,024	5.2%	12,624	6.3%	15,662	8.5%
Municipal obligations	1,526	0.7%	1,576	0.8%	1,624	0.9%

Total	$213,683	100.0%	$200,264	100.0%	$184,286	100.0%

The fair value and percentage distribution of investment securities available for sale at December 31, follow:

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
U. S. Treasury obligations	$4,769	10.3%	$4,845	7.7%	$4,795	9.9%
Federal Agency obligations	9,667	20.9%	34,907	55.4%	21,479	44.2%
Mortgage-backed securities	3,364	7.3%	4,582	7.3%	6,862	14.1%
Asset-backed securities	24,329	52.3%	14,452	22.9%	8,091	16.7%
Corporate obligations	3,046	6.6%	3,120	4.9%	6,228	12.8%
Mutual funds	955	2.1%	972	1.5%	969	2.0%
Equity securities	233	0.5%	161	0.3%	168	0.3%

Total	$46,363	100.0%	$63,039	100.0%	$48,592	100.0%

The maturities and weighted average yields using the amortized cost of investment securities held to maturity at December 31, 2005, follow:

	Within	Weighted	One to	Weighted	Five	Weighted	Over
	One	Average	Five	Average	to Ten	Average	Ten	Average		Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
(Dollars in Thousands)
U. S. Treasury & Agency obligations	$20,109	2.54%	$63,089	3.16%	$3,819	4.40%	—	—	$87,017	3.07%
Mortgage-backed securities	—	—	4,118	3.69%	23,511	3.84%	16,072	4.84%	43,701	4.19%
Asset-backed securities	—	—	194	6.28%	6,028	4.07%	64,193	4.07%	70,415	4.08%
Corporate obligations	3,241	4.78%	7,783	3.20%	—	—	—	—	11,024	3.66%
Municipal obligations	1,526	2.90%	—	—	—	—	—	—	1,526	2.90%

Total	$24,876	2.85%	$75,184	3.20%	$33,358	3.95%	$80,265	4.22%	$213,683	3.66%

The maturities and weighted average yields using the fair value of investment securities available for sale at December 31, 2005, follow:

	Within	Weighted	One to	Weighted	Five	Weighted	Over
	One	Average	Five	Average	to Ten	Average	Ten	Average		Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
(Dollars in Thousands)
U. S. Treasury & Agency Obligations	$—	—	$9,667	3.23%	$4,769	3.26%	—	—	$14,436	3.24%
Mortgage-backed securities	—	—	2,427	3.63%	—	—	937	4.84%	3,364	3.96%
Asset-backed securities	—	—	—	—	—	—	24,329	4.89%	24,329	4.89%
Corporate obligations	—	—	3,046	2.82%	—	—	—	—	3,046	2.82%
Municipal obligations	—	—	—	—	—	—	—	—	—	—

Total	$—	—	$15,140	3.21%	$4,769	3.26%	$25,266	4.89%	$45,175	4.15%

LOANS
Total loans at December 31, 2005 and 2004 amounted to $234.6 million and $232.8 million, respectively, reflecting an increase of $1.8 million or 0.77% in 2005. Residential loans increased $2.1 million or 3.5% during 2005. Also increasing were Construction loans and Home equity loans by $8.9 million and $1.5 million, respectively. The increase in the portfolios was due to customers taking advantage of the low rate environment. Commercial loans decreased $7.1 million or 43.1% due to payoffs. Commercial real estate loans decreased $4.0 million or 3.0% as a result of payoffs. For more information on loans, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Interest Rate Sensitivity and Note 4 to the Consolidated Financial Statements.
The components of the loan portfolio at December 31, follow:

	2005		2004		2003		2002		2001
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
(Dollars in Thousands)
Residential real estate loans:
Fixed rate	$34,028	14.5%	$33,061	14.2%	$33,059	15.7%	$31,583	13.0%	$40,861	17.3%
Adjustable rate	28,159	12.0	26,996	11.6	23,958	11.3	28,557	11.7	37,744	16.0

	62,187	26.5	60,057	25.8	57,017	27.0	60,140	24.7	78,605	33.3

Home equity loans:
Fixed rate	3,592	1.5	3,535	1.5	5,882	2.7	7,915	3.3	10,155	4.3
Adjustable rate	6,820	2.9	5,334	2.3	4,354	2.1	3,575	1.5	3,238	1.4

	10,412	4.4	8,869	3.8	10,236	4.8	11,490	4.8	13,393	5.7

Commercial real estate loans:
Fixed rate	14,793	6.3	18,629	8.0	16,508	7.8	16,651	6.8	16,447	7.0
Adjustable rate	112,824	48.1	112,976	48.5	95,995	45.3	96,094	39.4	83,663	35.3

	127,617	54.4	131,605	56.5	112,503	53.1	112,745	46.2	100,110	42.3

Construction loans	24,137	10.3	15,211	6.5	16,040	7.6	23,502	9.7	20,593	8.7
Loans held for sale	472	0.2	—	—	338	0.2	2,579	1.1	4,156	1.8
Commercial loans	9,318	4.0	16,369	7.1	14,805	7.0	32,017	13.2	18,549	7.8
Consumer loans	468	0.2	699	0.3	564	0.3	654	0.3	991	0.4

Total loans	234,611	100.0%	232,810	100.0%	211,503	100.0%	243,127	100.0%	236,397	100.0%

Allowance for loan losses	4,126		4,140		4,220		4,167		4,070

Loans, net	$230,485		$228,670		$207,283		$238,960		$232,327

The maturity distribution for construction and commercial loans at December 31, 2005, follows.

		Due After
	Due Within	One Through	Due After
	One Year	Five Years	Five Years	Total
	(In thousands)
Construction	$11,131	$10,633	$2,373	$24,137
Commercial and industrial loans	6,192	2,002	1,124	9,318

Total	$17,323	$12,635	$3,497	$33,455

Of construction loans and commercial and industrial loans maturing more than one year after December 31, 2005, $1.8 million have fixed rates and $14.3 million have floating or variable rates.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The allowance balance reflects management’s assessment of losses and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan-by-loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing the allowance. The allowance for loan losses reflects all information available at the end of each year. The Company considers the current year end 2005 level of the allowance for loan losses to be appropriate and adequate. The allowance as a percentage of total loans was 1.8% at both December 31, 2005 and December 31, 2004. See Note 1 to the Consolidated Financial Statements for the accounting policy related to the allowance for loan losses.
“Impaired loans” are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are not the same as “non-accrual loans,” although the two categories overlap. Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when principal or interest has become contractually past due 90 days. The Company may choose to place a loan on non-accrual status due to payment delinquency or the uncertainty of collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is based on the fair value of the collateral.
The Company maintained a low level of risk assets and had minimal delinquencies during the year 2005. As a result, there was no charge to the provision for loan losses in the year 2005 or 2004. During 2004, the Bank recognized $253,000 of the interim distribution from a prior year legal judgment, see Item 3, Legal Proceedings, as a recovery to the allowance for loan losses on amounts previously charged off. In conjunction with this, the Bank also recorded a credit (negative) provision for loan losses of $300,000. The Company had net charge-offs of $14,000 in 2005 and net recoveries of $220,000 in 2004.
The following table summarizes changes in the allowance for loan losses for the years ended December 31:

	2005	2004	2003	2002	2001
(Dollars in Thousands)
Balance at beginning of year	$4,140	$4,220	$4,167	$4,070	$3,685
Charge-offs by loan type:
Residential mortgage	—	(25)	—	—	—
Commercial	—	—	—	—	(3)
Commercial real estate	—	—	—	—	—
Consumer	(25)	(20)	—	(1)	—

Total charge-offs	(25)	(45)	—	(1)	(3)

Recoveries by loan type:
Residential mortgage	—	—	31	—	2
Commercial	—	—	—	—	—
Commercial real estate	2	254	16	89	201
Consumer	9	11	6	9	10

Total recoveries	11	265	53	98	213

Net (charge-offs) recoveries	(14)	220	53	97	210
Provision (credit) for loan losses	—	(300)	—	—	175

Ending balance	$4,126	$4,140	$4,220	$4,167	$4,070

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	(0.01)%	0.10%	0.02%	0.04%	0.09%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the years ended December 31.

The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to Total		to Total		to Total		to Total		to Total
(Dollars in Thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Construction, commercial and commercial real estate	$3,530	68.7%	$3,408	70.1%	$3,175	67.7%	$3,525	69.1%	$3,251	58.8%
Residential mortgage and home equity	290	31.1	273	29.6	270	32.0	314	30.6	397	40.8
Consumer	21	0.2	30	0.3	26	0.3	29	0.3	41	0.4
Unallocated	285	N/A	429	N/A	749	N/A	299	N/A	381	N/A

	$4,126	100.0%	$4,140	100.0%	$4,220	100.0%	$4,167	100.0%	$4,070	100.0%

In determining the adequacy of the allowance for loan losses, the Company aggregates estimated credit loss on individual loans, pools of loans and other pools of risk having geographic, industry or other common exposures where inherent losses are identified or anticipated. All loans classified as “Substandard” or “Doubtful” are evaluated for collectibility and an allocation is made based on an assessment of the net realizable value of any collateral. The Company categorizes each commercial loan into different pools of risk. Each risk level allocation factor has been determined based upon the Company’s review of common practices within the industry, its estimate of expected loss for loans with similar credit characteristics based upon historical loss experience, together with the Company’s assessment of economic conditions and other relevant factors that may have an impact on or may affect repayment of loans in these pools.
Residential mortgages, home equity loans, equity lines of credit, second mortgages and all other small consumer loans are considered in the aggregate and an allocation factor is assessed based upon the Company’s historical loss experience together with an assessment of future economic trends, conditions and other relevant factors that may have an impact on repayment of the loans in these pools.
On a quarterly basis, the Company evaluates all allocation factors for appropriateness, considering (i) significant changes in the nature and volume of the loan portfolio, (ii) the Company’s assessment of local and national economic business conditions, and (iii) any other relevant factor that it considers may have an impact on loan portfolio risk.
Based upon these evaluations, changes to the reserve provision may be made to maintain the overall level of the reserve at a level that the Company deems appropriate and adequate to cover the estimated credit losses inherent in the Company’s loan portfolio including unfunded binding commitments to lend.
POTENTIAL PROBLEM LOANS
The Company has a loan review and grading system. During the loan review process, deteriorating conditions of certain loans are identified in which erosion of the borrower’s ability to comply with the original terms of the loan agreement could potentially result in the future classification of the loan as a risk asset. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. There were no potential problem loans identified at December 31, 2005 or December 31, 2004.

RISK ASSETS
Risk assets consist of non-performing loans, OREO, and restructured loans. The following paragraphs define each of these categories. The components of risk assets at December 31, for the years indicated are as follows:

	2005	2004	2003	2002	2001
(Dollars in Thousands)
Risk assets:
Non-performing loans:
Residential real estate	$32	$—	$—	$1	$10
Commercial real estate	—	—	—	—	730
Commercial business	—	—	—	—	211

Total non-performing loans	32	—	—	1	951

Other real estate owned:
Land	—	34	47	57	67
OREO valuation allowance	—	(34)	(45)	(45)	(45)

Total other real estate owned	—	—	2	12	22

Total risk assets	$32	$—	$2	$13	$973

Risk assets as a percent of total loans and OREO	0.0%	0.0%	0.0%	0.0%	0.4%

Risk assets as a percent of total assets	0.0%	0.0%	0.0%	0.0%	0.2%

Non-performing loans consist of both (i) loans 90 days or more past due, and (ii) loans placed on a non-accrual status because full collection of the principal balance is in doubt. Non-performing loans at December 31, 2005 and 2004 were $32,000 and zero, respectively.
The Company actively monitors risk assets. The Company attempts to work with delinquent borrowers in order to bring loans current. If the borrower is not able to bring the loan current, the Company commences collection efforts. Valuation of property at foreclosure, and periodically thereafter, is based upon appraisals and management’s best estimates of fair value less selling costs. The Company’s policy is to sell such property as quickly as possible at fair value.
INTEREST BEARING LIABILITIES
The Company’s earning assets are primarily funded with deposits, securities sold under agreements to repurchase, FHLBB advances and stockholders’ equity. The Company manages its interest bearing liabilities to maintain a stable source of funds while providing competitively priced deposit accounts. Interest bearing deposits include regular savings accounts, NOW and Super NOW accounts, money market accounts, and certificates of deposit.
In 2005 total average interest bearing liabilities were $457.7 million which was a $46.2 million or 11.2% increase from $411.5 million in 2004. Average total interest bearing deposits of $286.0 million comprised 62.5% of interest bearing liabilities in 2005 while in 2004 such deposits totaling $273.0 million comprised 66.3% of interest bearing liabilities.
Changing interest rates can affect the mix and level of various deposit categories. The higher average interest rate paid on certificates of deposit and money market accounts had an impact on the overall interest rate paid on deposits and caused an increase of 40 basis points in 2005 and 21 basis points in 2004 from the prior year. The average balance of money market investment accounts decreased by $0.4 million to $80.3 million in 2005, and increased by $11.2 million to $80.7 million in 2004 from the prior year. The average balance of NOW and Super NOW accounts increased by $1.4 million to $39.1 million in 2005 and by $1.4 million to $37.6 million in 2004 from the prior year. The average balance of certificates of deposit increased by $13.0 million to $122.0 million in 2005 and decreased by $6.1 million to $109.0 million in 2004.
Average borrowed funds in 2005, 2004 and 2003 were $171.6 million, $138.6 million and $102.3 million, respectively, including advances from the FHLB and other borrowed funds. The increase of $33.0 million in 2005 resulted from the utilization of available credit in a low interest rate environment.
DEPOSITS
Total deposits increased $4.0 million or 1.3% during 2005 to $303.1 million at December 31, 2005 from $299.1 million at December 31, 2004. Certificates of deposit had the largest increase of $9.1 million or 10.2% from the prior year. Also increasing were demand deposit accounts and NOW accounts by $4.1 million and $288,000, respectively, in 2005. These increases were partially offset by decreases in money market investment accounts of $6.3 million and savings accounts of $2.7 million during 2005. For more information, see Note 6 to the Consolidated Financial Statements.

BORROWED FUNDS
Total borrowed funds decreased $3.9 million or 2.5% during 2005 to $153.4 million at December 31, 2005, from $157.3 million at December 31, 2004. FHLBB advances totaled $121.9 million in 2005 versus $105.1 million in 2004, an increase of $16.8 million due to utilization of available credit in a low interest rate environment.
Other borrowed funds are comprised of FHLBB short-term advances which totaled $27.0 million and $49.0, respectively, at December 31, 2005 and 2004, and customer repurchase agreements which totaled $4.5 million and $3.2 million, respectively, in 2005 and 2004. See Note 7 to the Consolidated Financial Statements for further information on the FHLBB advances and other short-term borrowings.
RESULTS OF OPERATIONS
OVERVIEW
The Company’s net earnings amounted to $4.2 million or $0.92 diluted earnings per share, $4.7 million or $1.05 diluted earnings per share and $4.1 million or $0.94 diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively. The Company reported the Bank’s receipt of a final distribution of $2.2 million (after tax $1.3 million) from the bankruptcy proceeding of a debtor in December, 2005. See Item 3 Legal Proceedings. The diluted earnings per share impact of the final distribution was approximately $0.29 per share based on average diluted shares outstanding at December 31, 2005. The $2.2 million final distribution was recorded as lawsuit judgment collected and included in non-interest income for the year ended December 31, 2005. In 2004, the Company reported the Bank’s receipt of an interim distribution of $2.5 million in the same bankruptcy proceeding. In 2004, the Bank recognized $253,000 of the interim distribution as a recovery to the allowance for loan losses on amounts previously charged off and the remainder in non-interest income. The after-tax impact of the interim distribution in 2004 was approximately $1.6 million, which represents approximately $0.35 per diluted earnings per share. In 2003, a $2.0 million lawsuit judgment collected was recorded in non-interest income on a separate, unrelated matter. The after-tax impact of this payment was approximately $1.3 million and represented approximately $0.29 per diluted earnings per share in 2003.
The Company’s net interest income, which is the difference between interest earned on assets and interest paid on liabilities, totaled $13.9 million in 2005, $13.8 million in 2004 and $12.4 million in 2003. The increase in 2004 versus 2003 can be attributed to the purchases of investment securities funded from FHLBB advances and deposit growth. Net interest income was positively impacted by higher yields on investment securities and lower cost of borrowed funds. These increases to net interest-income were negatively impacted by lower yields on loans. The Company’s net interest margin was 2.65% in 2005 versus 2.91% and 2.90% in 2004 and 2003, respectively. The decrease in 2005 was primarily due to higher average rates paid on interest bearing liabilities. The increase in 2004 resulted primarily from lower average rates paid on interest bearing liabilities. The decrease in 2003 from the prior year resulted primarily from lower average rates earned on interest earning assets.
The Bank made no provision for loan losses in 2005 and 2003 due to the low level of risk assets and minimal delinquent loans. The credit provision of $300,000 in 2004 was recognized in conjunction with a $253,000 interim distribution from a prior year legal judgment which was recorded as a recovery to the allowance for loan losses on amounts previously charged off.
Non-interest income amounted to $3.8 million in 2005 and 2004 and totaled $3.6 million in 2003. Excluding the lawsuit judgment collected noted above, non interest income remained stable at $1.6 million for the years ended 2005 and 2004. Gains on loan sales decreased $31,000 due to a lower level of loan sales in 2005. Loan fees decreased $22,000 and deposit account fees decreased $19,000 from the prior year.
Non-interest expense totaled $11.1 million in 2005, $10.7 million in 2004 and $9.7 million in 2003. The increase in 2005 is mainly attributed to an increase in salaries and employee benefits expenses of $392,000. The increase in salary and employees’ benefits during 2005 was primarily related to the costs associated with the early retirement for the former president and chief executive officer in the fourth quarter. Occupancy and equipment expenses increased $72,000 in 2005 over the prior year due to increased rent and depreciation expenses associated with the opening of the new Salem, New Hampshire branch during the latter part of 2004. Data processing expenses remained stable. Professional fees decreased slightly in 2005 due to a reduction in legal expenses. Other non-interest expenses increased by $83,000 due to costs associated with running a slightly larger and more geographically located institution.
The Company recognized income tax expense of $2.4 million in 2005, $2.6 million in 2004 and $2.1 million in 2003. The effective tax rates for each of the years ended December 31 were 36.7% in 2005, 35.7% in 2004 and 33.5% in 2003. The decrease in the tax provision during 2005 was the result of a decrease in pre-tax income of $716,000. The rise in the provision for taxes during 2004 resulted from an increase in pre-tax income of $1.1 million. The higher provision for taxes in 2003 resulted from an increase of $1.3 million in income before income taxes for the year ended 2003 over the prior year.

AVERAGE BALANCES, NET INTEREST INCOME AND AVERAGE INTEREST RATES
The table below presents the Company’s average balance sheet, net interest income and average interest rates for the years ended December 31. Average real estate, commercial business, and consumer loans include non-performing loans.

	2005			2004			2003
			Average			Average			Average
	Average		Interest	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Assets
Loans:
Residential real estate	$70,233	$3,672	5.23%	$69,252	$3,629	5.24%	$68,150	$4,027	5.91%
Commercial real estate	150,919	10,402	6.89	133,832	8,855	6.62	126,950	9,005	7.09
Commercial business	12,506	828	6.62	13,989	832	5.95	23,511	1,282	5.45
Consumer	554	38	6.86	630	43	6.83	543	42	7.73

Total loans	234,212	14,940	6.38	217,703	13,359	6.14	219,154	14,356	6.55

Investment securities:
U.S. Treasury and Government Agency obligations	211,018	7,491	3.55	182,658	6,311	3.46	122,238	3,964	3.24
Other bonds and equity securities	28,100	1,067	3.80	30,653	1,155	3.77	39,698	1,580	3.98
Mortgage-backed securities	48,506	1,958	4.04	40,775	1,476	3.62	37,746	1,362	3.61
Short-term investments	3,067	102	3.33	2,324	30	1.29	6,843	72	1.05

Total investment securities	290,691	10,618	3.65	256,410	8,972	3.50	206,525	6,978	3.38

Total interest earning assets	524,903	25,558	4.87%	474,113	22,331	4.71%	425,679	21,334	5.01%

Allowance for loan losses	(4,150)			(4,204)			(4,247)
Cash and due from banks	8,774			7,773			7,450
Other real estate owned	—			—			8
Other assets	8,725			9,588			9,604

Total assets	$538,252			$487,270			$438,494

Liabilities and Stockholders’ Equity
Deposits:
Regular savings accounts	$44,676	$221	0.49%	$45,696	$159	0.35%	$44,842	$196	0.44%
NOW and Super NOW accounts	39,059	47	0.12	37,560	42	0.11	36,175	44	0.12
Money market accounts	80,338	1,355	1.69	80,681	980	1.21	69,498	900	1.30
Certificates of deposit	121,976	3,421	2.80	109,044	2,519	2.31	115,121	3,036	2.64

Total interest bearing deposits	286,049	5,044	1.76	272,981	3,700	1.36	265,636	4,176	1.57
Borrowed funds	171,615	6,594	3.84	138,554	4,820	3.48	102,294	4,801	4.69

Total interest bearing liabilities	457,664	11,638	2.54%	411,535	8,520	2.07%	367,930	8,977	2.44%

Non-interest bearing deposits	19,005			15,884			13,727

Other liabilities	3,375			3,673			3,510

Total liabilities	480,044			431,092			385,167
Stockholders’ equity	58,208			56,178			53,327

Total liabilities and stockholders’ equity	$538,252			$487,270			$438,494

Net interest rate spread			2.33%			2.64%			2.57%
Net interest income		$13,920			$13,811			$12,357

Net interest margin on average earning assets			2.65%			2.91%			2.90%

RATE-VOLUME ANALYSIS
The effect on net interest income of changes in interest rates and in the amounts of interest earning assets and interest bearing liabilities is shown in the following table. Information is provided on changes for the years indicated attributable to (i) changes in volume (change in average balance multiplied by prior year rate), (ii) changes in interest rate (change in rate multiplied by prior year average balance) and (iii) the combined effects of changes in interest rates and volume (change in rate multiplied by change in average balance).

	2005 vs. 2004				2004 vs. 2003
	Total			Rate/	Total			Rate/
	Change	Volume	Rate	Volume	Change	Volume	Rate	Volume
(In Thousands)
Interest income:
Loans:
Residential real estate	$43	$51	$(8)	$—	$(398)	$65	$(456)	$(7)
Commercial real estate	1,547	1,131	369	47	(150)	488	(605)	(33)
Commercial business	(4)	(88)	94	(10)	(450)	(519)	116	(47)
Consumer	(5)	(5)	—	—	1	7	(5)	(1)

Total loans	1,581	1,089	455	37	(997)	41	(950)	(88)

Investment securities:
U.S. Treasury and Government Agency obligations	1,180	980	173	27	2,347	1,959	259	129
Other bonds and equity securities	(88)	(96)	9	(1)	(425)	(360)	(84)	19
Mortgage-backed securities	482	280	170	32	114	109	4	1
Short-term investments	72	10	47	15	(42)	(48)	16	(10)

Total investments	1,646	1,174	399	73	1,994	1,660	195	139

Total interest income	3,227	2,263	854	110	997	1,701	(755)	51

Interest expense:
Deposits:
Regular savings accounts	62	(4)	67	(1)	(37)	4	(40)	(1)
NOW and Super NOW accounts	5	2	3	—	(2)	2	(4)	—
Money market accounts	375	(4)	381	(2)	80	145	(56)	(9)
Certificates of deposit	902	299	539	64	(517)	(160)	(377)	20

Total interest bearing deposits	1,344	293	990	61	(476)	(9)	(477)	10
Borrowed funds	1,774	1,150	504	120	19	1,702	(1,242)	(441)

Total interest expense	3,118	1,443	1,494	181	(457)	1,693	(1,719)	(431)

Net interest income	$109	$820	$(640)	$(71)	$1,454	$8	$964	$482

NET INTEREST INCOME
Net interest income is the difference between the interest income earned on earning assets and the interest expense paid on interest bearing liabilities. Interest income and interest expense are affected by changes in earning assets and interest bearing liability balances in addition to changes in interest rates. The Company’s net interest income was $13.9 million in 2005, $13.8 million in 2004 and $12.4 million in 2003.
Interest income from earning assets was $25.6 million, $22.3 million and $21.3 million in 2005, 2004 and 2003, respectively. The rise in interest income during 2005 compared to 2004 was due primarily to increases in the volume of investment securities and loans. Also contributing to the increase were higher interest rates earned on investment securities and loans. The increase in interest income during 2004 compared to 2003 was primarily attributable to increases in the volume of both investment securities and loans coupled with higher interest rates earned on investment securities.
Average loan balances increased during 2005 while decreasing in 2004 from 2003. The increase in 2005 was mainly attributable to an increase of $17.1 million in average commercial real estate loans while the decrease in 2004 was due to the average commercial business loans decreasing by $9.5 million. The increase in average loan balances during 2005 coupled with a rise in average rates contributed $1.6 million to interest income mainly due to (a) an increase in commercial real estate volume contributing $1.1 million and (b) rising interest rates on commercial real estate increasing interest income by $369,000. In 2004 the decrease in both average loan balances and average rates caused interest income to fall by $997,000 mainly attributable to (a) a decrease in commercial real estate average rates decreasing interest income by $605,000 and (b) a decrease in commercial business average loan balances decreasing interest income by $519,000.

Average investment security balances as well as interest income from investment securities increased during 2005, 2004, and 2003. These increases contributed $1.6 million and $2.0 million in 2005 and 2004, respectively, to interest income mainly attributable to $980,000 in 2005 and $2.0 million in 2004 arising from U.S. Treasury and government agency obligations average volumes coupled with a rise in rates which contributed $173,000 in 2005 and $259,000 in 2004 for the same category.
Interest expense on interest bearing deposits was $5.0 million in 2005, compared to $3.7 million in 2004 and $4.2 million in 2003. Average deposit balances increased during 2005 from 2004 and 2003. In 2005, average interest bearing deposits increased primarily attributable to an increase in certificates of deposit accompanied by a slight increase in NOW accounts. Partially offsetting these increases were decreases to both regular savings accounts and money market accounts. The primary increase during 2004 from 2003 was in money market investment accounts. In 2004, NOW accounts and regular savings accounts increased slightly and were partially offset by decreases in certificates of deposit.
Interest expense rose during 2005 attributable mainly to an increase to all deposit rates, coupled with an increase in the volume of certificates of deposit. During 2004, deposit rates declined accompanied by a decrease in the volume of certificates of deposit. Average rates paid on certificates of deposit rose during 2005 by 49 basis points to 2.80% from 2004 resulting in a rise to interest expense of $539,000 and a rise of $299,000 relating to an increase in average volumes. Average rates paid on certificates of deposit decreased to 2.31% during 2004 from 2.64% in 2003 resulting in a decrease of $377,000 in interest expense in 2004 while the decrease in average volume caused a decrease to interest expense of $160,000. Average rates paid on money market accounts increased 48 basis points in 2005 to 1.69% from 2004 which contributed $381,000 to interest expense during 2005. Average rates paid on money market investment accounts declined to 1.21% in 2004 from 1.30% in 2003 reducing interest expense by $56,000 offset by an increase to interest expense of $145,000 due to increased volume.
Interest expense on borrowed funds increased to $6.6 million during 2005 and remained stable at $4.8 million in 2004 and 2003. Average balances of borrowed funds increased during 2005 to $171.6 million from $138.6 million in 2004 and $102.3 million in 2003. These increases in volume contributed $1.2 million and $1.7 million to interest expense in 2005 and 2004, respectively. In 2005, average rates on borrowed funds rose by 36 basis points and during 2004 rates decreased 121 basis points from the prior year. These changes contributed $504,000 to interest expense in 2005 and decreased interest expense by $1.2 million in 2004. Interest expense on total interest bearing liabilities totaled $11.6 million, $8.5 million and $9.0 million during 2005, 2004 and 2003, respectively.
During 2005 the Company operated in a rising rate environment which resulted in higher yields on assets and a rising cost of funds, while in 2004 and 2003 the Company had been operating in a declining interest rate environment the result of which was lower yields on assets and a lower cost of funds. The average yield on earning assets in 2005 increased 16 basis points to 4.87%, as compared to 4.71% and 5.01% in 2004 and 2003, respectively. The average rate paid on interest bearing liabilities in 2005 was 2.54%, or an increase of 47 basis points compared to 2.07% and 2.44% in 2004 and 2003, respectively. As a result of the foregoing, the net interest rate spread in 2005 was 2.33%, a 31 basis point decrease from 2004 in which the net interest rate spread was 2.64% versus 2.57% in 2003. The Company’s net-interest margin decreased to 2.65% in 2005 from 2.91% and 2.90% in 2004 and 2003, respectively.
PROVISION FOR LOAN LOSSES
The Company made no provision for loan losses in 2005. The Company recognized a credit provision for loan losses in the amount of $300,000 in 2004 due to the $253,000 lawsuit recovery and the continued low level of non-performing loans. The Company made no provision for loan losses in 2003. The absence of a provision for loan losses in 2005 and 2003 was based on management assessment of overall asset quality of the Company and the low level of delinquent loans.
NON-INTEREST INCOME
Non-interest income decreased 1.2% and totaled $3.8 million for the years ended 2005 and 2004 and $3.6 million for the year ended 2003. In 2005, 2004 and 2003, non-interest income grew primarily due to the lawsuit judgment collections amounting to $2.2 million, $2.3 million and $2.0 million in 2005, 2004 and 2003, respectively. Excluding such lawsuit recoveries, non-interest income remained stable at $1.6 million in 2005 and 2004 while decreasing $55,000 from 2003.
Loan servicing fees decreased to $162,000 for the year ended 2005, after increasing to $184,000 in 2004 from $20,000 in 2003. The decline in 2005 is mainly attributable to a decrease of $92,000 in prepayment penalties collected on commercial real estate loan payoffs in 2004 that did not occur in 2005 while the increase in 2004 is attributable to the recovery of fair values on Mortgage Servicing Rights. See Note 4 in the Consolidated Financial Statements on Mortgage Servicing Rights.
Deposit account fees decreased to $870,000 in 2005 after increasing during 2004 to $899,000 from $713,000 in 2003. Gains on the sale of mortgage loans decreased to $37,000 for the year ended 2005 compared to $68,000 and $467,000 in 2004 and 2003, respectively, due to a reduction in loans sold. Losses on the sale of investment securities totaled $14,000 for the year ended 2003. Other income totaled $486,000, $412,000 and $422,000 for the years ended 2005, 2004 and 2003, respectively; the increase in 2005 includes increases in ATM and Debit card fees of $42,000.

NON-INTEREST EXPENSE
Non-interest expense increased to $11.1 million in 2005, from $10.7 million in 2004 and $9.7 million in 2003. The increase in 2005 was mainly attributable to increased salaries and benefits expense coupled with an increase to occupancy and equipment expense. The majority of the increase in the salaries and employee benefits expense was due to costs associated with the early retirement for the former president and chief executive officer. The increase in 2004 was attributable to salaries and benefits increasing by $584,000, occupancy and equipment increasing $120,000 and marketing expenses increasing $178,000 due to increased rent and depreciation expenses and advertising and promotion expenses related to the opening of the new Salem, New Hampshire branch. Data processing expenses also increased $151,000 due to the installation of new communication lines for the Bank’s Wide Area Network.
Salaries and employee benefits expense totaled $6.9 million in 2005, $6.5 million in 2004 and $5.9 million in 2003. There were 101 full-time equivalent employees at December 31, 2005 and 99 full-time equivalent employees at December 31, 2004, and 2003. The increase in the 2005 expense was mainly attributable to expenses recognized for the contractual obligations to the former president and chief executive officer as a result of the changes in his employment agreement approved on November 1, 2005, coupled with higher overall salaries due to merit raises and bonus payments partially offset by a decrease in pension and other post-retirement expenses. In 2004, the increase was the result of normal merit raises, increases in medical & dental premiums and reestablishing salary reduction initiatives taken away in 2003. The Company continually evaluates staffing levels in order to control salaries and employee benefits while managing business volumes.
Occupancy and equipment expenses increased to $944,000 in 2005, compared to $872,000 in 2004 and $752,000 in 2003 due to increased rent expense and increased depreciation expense associated with the new branch in Salem, NH, which incurred twelve months of depreciation expense in 2005 versus approximately six in 2004 after opening on June 14, 2004. Data processing expenses increased to $882,000 in 2005, compared to $878,000 in 2004 and $727,000 in 2003. These expenses include the Company’s service contract for on-line deposit accounting, loan accounting and item processing services and the installation of new communication lines for its Wide Area Network (“WAN”). Professional expenses totaled $543,000, $623,000 and $643,000 in 2005, 2004 and 2003, respectively. The decline in 2005 was the result of lower legal fees. Insurance expenses totaled $166,000, $157,000 and $151,000 in 2005, 2004 and 2003, respectively, and other expenses increased to $1.7 million in 2005, as compared to $1.6 million in 2004 and $1.5 million in 2003.
INCOME TAXES
The Company reported income tax expense of $2.4 million in 2005, $2.6 million in 2004 and $2.1 million in 2003. The effective income tax rate for the year 2005 was 36.7% and for 2004 was 35.7% compared to 33.5% in 2003. The increase in the effective income tax rate for 2005 and 2004 from 2003 is due to changes in estimates for tax contingencies. See Note 8 to the Consolidated Financial Statements for further information regarding income taxes.
LIQUIDITY
Managing liquidity involves planning to meet anticipated funding needs at a reasonable cost, as well as contingency plans to meet unanticipated funding needs or a loss of funding sources. The following factors are considered in managing liquidity; marketability of assets, the sources and stability of funding and the level of unfunded commitments. The Company’s only source of funds to meet its expenses, repay indebtedness, and pay dividends to stockholders is the receipt of dividends from the Bank. The Bank’s loans and investments are primarily funded by deposits, Federal Home Loan Bank advances, securities sold under agreements to repurchase and stockholders’ equity.
The investment portfolio is one of the primary sources of liquidity for the Bank. Maturities of securities provide a flow of funds which are available for cash needs such as loan originations and net deposit outflows. In addition, the investment portfolio consists of high quality, and, therefore, readily marketable, U.S. Treasury and Government Agency obligations. At December 31, 2005, the Bank’s investment securities and mortgage-backed securities available for sale totaled $46.4 million which is available to meet the Bank’s liquidity needs.
Loan maturities and amortization as well as deposit growth provide for a constant flow of funds. In addition, the Bank has two overnight lines of credit totaling $11.8 million to meet short-term liquidity needs. The Bank did not utilize these overnight lines at December 31, 2005 and had the full $11.8 million available for borrowing purposes.
The liquidity position of the Company is managed by the Asset/Liability Management Committee (“ALCO”). The duties of ALCO include periodically reviewing the Company’s level of liquidity under prescribed policies and procedures. It is the responsibility of ALCO to report to the Board of Directors on a regular basis the Company’s liquidity position as it relates to these policies and procedures. At December 31, 2005, the Company’s liquidity position was above policy guidelines. Management believes that the Bank has adequate liquidity to meet current and future liquidity demands.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company enters into off-balance sheet contractual obligations and commitments in the normal course of business. The Company has contractual obligations such as payments on FHLB advances, operating lease obligations and customer repurchase agreements. The Company has commitments in the form of financial instruments that are for loan originations, lines of credit, letters of credit and to sell mortgage loans. These commitments have various expiration dates.
The following tables summarize the expiration dates of the Bank’s off balance sheet contractual obligations and funding commitments, respectively at December 31, 2005.

	Payments Due — By Period
		Less than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
(In Thousands)

FHLB advances	$121,861	$30,000	$53,000	$25,206	$13,655
FHLB short-term borrowings	27,000	27,000	—	—	—
Lease obligations	848	183	320	188	157
Data processing vendor	3,069	850	1,953	266	—
Employee benefit payments (1)	1,822	1,822
Customer repurchase agreements	4,519	4,519	—	—	—

Total Contractual Cash Obligations	$159,119	$64,374	$55,273	$25,660	$13,812

1)	Employee benefit payments include expected contributions to the Company’s defined pension benefit plan, post retirement plan and supplemental executive retirement plans. Expected contributions for the defined pension benefit plan have been included only through the plan year November 1, 2005 through October 31, 2006. Contributions beyond the plan year can not be quantified as contributions will be determined based upon the return on the investments in the plan.

	Amount of Commitment Expiring – By Period
		Less than	One to	Four to	After
Commitments	Total	One Year	Three Years	Five Years	Five Years
(In Thousands)

Loan originations	$21,571	$21,571	$—	$—	$—
Lines of credit	51,212	19,989	18,570	5,003	7,650
Letters of credit	798	798	—	—	—
Sell mortgage loans	472	472	—	—	—
Purchase investment security	132	132	—	—	—

Total Commitments	$74,185	$42,962	$18,570	$5,003	$7,650

The Corporation has no off-balance sheet arrangements other than those disclosed in the preceding table and Note 12 to the Consolidated Financial Statements.
CAPITAL ADEQUACY
The Company and the Bank are required to maintain a leverage capital ratio of 5% and risk-based capital ratios of at least 10% in order to be categorized as “well capitalized” in accordance with definitions in regulatory guidelines promulgated by the FDIC and FRB. At December 31, 2005 and 2004, the Company’s and the Bank’s leverage and risk-based capital ratios exceeded the required levels for the category of “well-capitalized” institutions as defined by their respective regulatory agencies.
The Company and the Bank may not declare or pay cash dividends on their outstanding common stock if the effect thereof would reduce their respective stockholders’ equity below applicable capital requirements or otherwise violate regulatory requirements. See Note 9 to the Consolidated Financial Statements for further information regarding capital adequacy.
On July 25, 2002, the Board of Directors of the Company adopted a stock repurchase program (the “Repurchase Program”) authorizing the Company to repurchase up to five percent of its common stock outstanding as of June 30, 2002 for cash. As of December 31, 2005, the number of shares repurchased was 219,300, which had an average purchase price of $12.57. The Company did not repurchase any shares of its common stock during 2005. The Company’s book value per share was $13.42 at December 31, 2005. The book value per share increased from $13.33 at December 31, 2004 due to net income of $4.2 million, the exercise of stock options of $512,000 and a tax benefit associated with the exercise of stock options of $211,000. Offsetting these increases were the declaration and payment of dividends of $2.5 million, and a decrease in market value of investment securities available for sale (net of taxes) in the amount of $312,000.
Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act (“Chapter 156D”). Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. Accordingly, shares previously reported as treasury stock by the Company at December 31, 2004, have been redesignated, at an aggregate cost of approximately $2.8 million, as authorized but unissued shares. This aggregate cost has been allocated to the common stock’s par value and retained earnings. There was no impact to total equity.
RECENT ACCOUNTING DEVELOPMENTS
In March 2004, the Financial Accounting Standards Board, (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The task force concluded that an investment is impaired if the fair value of the investment is less than cost. If impaired, the investor must make an evidence-based judgment to determine if the impairment is recoverable within a reasonable period of time considering the severity and duration of the impairment in relation to the forecasted recovery of fair value. The impairment should be considered other than temporary if the investor does not have the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment. For those investments for which impairment is considered other than temporary, the company would recognize in earnings an impairment loss equal to the difference between the investment’s cost and its fair value. EITF No. 03-1 other-than-temporary impairment evaluations were effective fore reporting periods beginning after September 15, 2004.
In September 2004, the FASB issued FSP (FASB Staff Position) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issued No. 03-1” due to industry responses to EITF No. 03-1. The FSP provided guidance for the application of EITF No. 03-1 as it relates to debt securities that are impaired because of interest rate and/or sector spread increases (non-credit impairment). It also delayed the effective date of EITF No. 03-1 for non-credit impaired debt securities until a final consensus could be reached.
In November 2005, the FASB took the staff’s recommendation to nullify the guidance of paragraphs 10-18 of EITF 03-1 “on the determination of whether an investment is other-than-temporarily impaired” and issued FSP FAS 115-1, “Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will replace certain guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarify that for non-credit impaired debt securities, other-than-temporary impairment can generally be avoided if the investor has the ability and intent to hold the investment until recovery of fair value or maturity. FSP FAS 115-1 will be effective for reporting periods beginning after December 15, 2005. The Company does not believe that the adoption of FSP FAS 115-1 will have a material impact on the company’s financial statements.
Statement of Position 03-3 (‘SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires that when loans are acquired through a transfer, such as a business combination, and there are differences in expected cash flows and contractual cash flows due in part to credit quality, such differences be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company’s adoption of SOP 03-3 in 2005 did not have a material impact on the Company’s financial position or results of operations.
SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004). SFAS 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123R is effective for public entities as of the first annual period that begins after January 1, 2006. The impact of the Company adopting such accounting can be seen in Note 1, Stock-Based Compensation of the Notes to Consolidated Financial Statements. The Company does not believe the adoption of SFAS 123R will materially impact the Company’s financial results.

IMPACT OF INFLATION AND CHANGING PRICES
The Company’s asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of the Company are monetary in nature. Management believes the impact of inflation on financial results depends upon the Company’s ability to react to changes in interest rates and by such reaction reduce the impact of inflation on asset quality and performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide net interest income fluctuations, including those resulting from inflation.
Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, under the headings “Investment Securities”, “Loans”, and “Interest Rate Sensitivity” respectively for an understanding of the Company’s approach to changing prices and inflation trends, the summary of net interest income, the maturity distributions, the compositions of the loan and security portfolios and the data on the interest rate sensitivity of loans and deposits.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ASSET/LIABILITY MANAGEMENT
Managing interest rate risk is fundamental to banking. The Company has continued to manage its liquidity, capital, and GAP position so as to control its exposure to interest rate risk. As of December 31, 2005, the Company had interest rate sensitive assets which repriced or matured within one year of $172.1 million and interest rate sensitive liabilities which repriced or matured within one year of $235.7 million. As of December 31, 2004, the Company had interest rate sensitive assets which matured or repriced within one year of $201.9 million and interest rate sensitive liabilities which repriced or matured within one year of $232.8 million.
INTEREST RATE SENSITIVITY
The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements and to achieve a stable and rising flow of net interest income. The ALCO, using policies approved by the Board of Directors, is responsible for managing the Bank’s rate sensitivity position.
The asset/liability management policy establishes guidelines for acceptable exposure to interest rate risk, liquidity, and capital. The objective of ALCO is to manage earning assets and liabilities to produce results which are consistent with the Company’s policy for net interest income, liquidity and capital and identify acceptable levels of growth, risk and profitability. ALCO establishes and monitors origination and pricing strategies consistent with ALCO policy. ALCO meets regularly to review the current economic environment, income simulation model and GAP analysis and implements appropriate changes in strategy that will manage the Company’s exposure to interest rate risk, liquidity and capital.
ALCO manages the Company’s interest rate risk using both income simulation and GAP analysis. Income simulation is used to quantify interest rate risk inherent in the Company’s consolidated balance sheet by showing the effect of a change in net interest income over a 24 month period. The income simulation model uses parallel interest rate shocks of up 200 basis points (bp) or down 100 basis points (bp) for earning assets and liabilities in the first year of the model. Interest rates are not shocked in the second year of the model. The composition of the Company’s consolidated balance sheet at December 31, 2005 remains relatively well matched over the 24 month horizon with a slight bias towards liability sensitivity in the first year. The simulation takes into account the dates for repricing, maturing, prepaying and call options assumptions of various financial categories which may vary under different interest rate scenarios. Prepayment speeds are estimates for the loans and are adjusted according to the degree of rate changes. Call options and prepayment speeds for investment securities are estimates using industry standards for pricing and prepayment assumptions. The assumptions of financial instrument categories are reviewed before each simulation by ALCO in light of current economic trends. As of December 31, 2005, the income simulation model indicated some negative exposure of net interest income to rising interest rates to a degree that remains within tolerance levels established by the Company’s policy. The interest rate scenario used does not necessarily reflect ALCO’s view of the “most likely” change in interest rates over the model’s period. Furthermore, the model assumes a static consolidated balance sheet. These results do not reflect the anticipated future net interest income of the Company for the same periods.

The following table summarizes the net interest income for the 24 month period of the Company’s consolidated balance sheet for earning assets and liabilities for the years ended December 31:
Net Interest Income Simulation Model Results:

		Interest Rate Shock
		Down	Up
2005	Flat Rates	200 bp	200 bp
(Dollars in Thousands)
Year One	$13,067	$13,134	$12,804
Year Two	13,330	12,469	12,306

Total net interest income for 2 year period	$26,397	$25,603	$25,110

		Interest Rate Shock
		Down	Up
2004	Flat Rates	100 bp	200 bp
(Dollars in Thousands)
Year One	$14,090	$14,380	$13,535
Year Two	14,309	14,574	13,258

Total net interest income for 2 year period	$28,399	$28,954	$26,793

The income simulation model reflects negative exposure to net interest income in a rising interest rate environment from flat rates to up 200 bp, which would result from shorter liabilities due to short-term borrowings from FHLB. Margins would narrow as deposits and borrowings are faster to reprice to higher interest rates. The Company’s primary measure of interest rate risk is GAP analysis. GAP measurement attempts to analyze any mismatches in the timing of interest rate repricing between assets and liabilities. It identifies those balance sheet sensitivity areas which are vulnerable to unfavorable interest rate movements. As a tool of asset/liability management, the GAP position is compared with potential changes in interest rate levels in an attempt to measure the favorable and unfavorable effect such changes would have on net interest income. For example, when the GAP is positive, (i.e., assets reprice faster than liabilities) a rise in interest rates will increase net interest income; and, conversely, if the GAP is negative, a rise in interest rates will decrease net interest income. The accuracy of this measure is limited by unpredictable loan prepayments and the lags in the interest rate indices used for repricing variable rate loans or investment securities.
The Company’s one-year cumulative GAP to total assets decreased from less than 6% at December, 2004, to less than 12% at December, 2005. The following table shows the interest rate sensitivity gap position as of December 31, 2005. The table excludes non-performing loans and assumes that all deposits except savings and NOWs will be withdrawn within the legal time period for withdrawal. This withdrawal of deposit assumption is not likely to occur.

Rate Sensitivity GAP Position

	Position/Volume
Time interval from December 31, 2005	0-3 Mo.	4-6 Mo.	7-12 Mo.	13-36 Mo.	37-60 Mo.	+60 Mo.
(Dollars in Thousands)
Earning Assets:
Investment securities held to maturity	$7,881	$15,074	$21,727	$108,986	$43,395	$16,620
Investments securities available for sale	1,999	1,219	2,661	25,906	4,691	9,887
Federal Home Loan Bank Stock and other earning assets	10,635	—	—	—	—	—
Fixed rate mortgages loans	2,614	1,820	3,429	10,963	7,591	11,675
Adjustable rate mortgages loans	10,122	2,987	4,454	11,759	5,657	—
Consumer loans	277	24	42	81	15	29
Fixed rate commercial real estate loans	804	278	760	4,871	3,363	4,717
Adjustable rate commercial real estate loans	29,408	7,761	13,544	50,562	11,549	—
Construction loans	24,137	—	—	—	—	—
Fixed rate commercial business loans	448	340	590	773	148	—
Adjustable rate commercial business loans	7,019	—	—	—	—	—

Total earning assets	95,344	29,503	47,207	213,901	76,409	42,928

Interest Bearing Liabilities:
Savings and escrow accounts	—	—	—	—	—	41,941
NOW and Super Now accounts	—	—	—	—	—	38,349
Money market accounts	76,594	—	—	—	—	—
Certificates of deposit and retirement accounts	25,262	15,188	38,859	38,607	9,375	—
FHLB advances and other borrowed funds	49,560	20,041	10,084	40,358	20,393	12,944

Total interest bearing liabilities	151,416	35,229	48,943	78,965	29,768	93,234

Interest Sensitivity Gap	$(56,072)	$(5,726)	$(1,736)	$134,936	$46,641	$(50,306)

Cumulative GAP	$(56,072)	$(61,798)	$(63,534)	$71,402	$118,043	$67,737

Cumulative GAP as a percent of total assets	(11)%	(12)%	(12)%	14%	23%	13%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management Responsibility
The management of LSB Corporation (the “Corporation” or the “Company”) is responsible for the preparation and integrity of the Consolidated Financial Statements and other financial information contained in this annual report. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and prevailing practices of the banking industry and, accordingly, include amounts based on management’s best estimates and judgments.
Management has established and is responsible for maintaining internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of the Consolidated Financial Statements, the protection of assets, and the prevention and detection of irregularities. The concept of reasonable assurance recognizes that the cost of a system of internal accounting controls should not exceed the benefits derived. The internal accounting control system is augmented by written policies and guidelines, careful selection and training of qualified personnel, a written program of internal audits, appropriate review by management, and a written code of professional conduct for directors and officers.
The Corporation’s Board of Directors has an Audit Committee composed solely of independent directors. The Committee meets periodically with management, the internal auditors and KPMG LLP (“KPMG”) to review the work of each and to inquire of each as to their assessment of the performance of the others in their work relating to the Company’s Consolidated Financial Statements. Both the independent registered public accounting firm and internal auditors have, at all times, the right of full access to the Audit Committee, without management present, to discuss any matter they believe should be brought to the attention of the Audit Committee.
Management recognizes that there are inherent limitations in the effectiveness of any internal control system. However, management believes that as of December 31, 2005 the Company’s internal accounting controls provide reasonable assurance as to the integrity and reliability of the Consolidated Financial Statements and related financial information.
The independent registered public accounting firm, KPMG, is appointed by the Audit Committee. KPMG’s audits include reviews and tests of the Company’s internal controls to the extent they believe necessary to determine and conduct the audit procedures that support their report. Members of that firm also have the right of full access to each member of management in conducting their audits. The report of KPMG appears on the next page.

/s/ Gerald T. Mulligan	/s/ Diane L. Walker
Gerald T. Mulligan	Diane L. Walker
President and	Executive Vice President, Treasurer
Chief Executive Officer	and Chief Financial Officer
March 21, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
LSB Corporation:
We have audited the accompanying consolidated balance sheets of LSB Corporation (the “Company”) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.
/s/ KPMG LLP
Boston, Massachusetts
March 21, 2006

Consolidated Balance Sheets

December 31,	2005	2004
(In Thousands, Except Share Data)
Assets:
Cash and due from banks	$10,489	$7,193
Fed funds sold	198	209

Total cash and cash equivalents	10,687	7,402
Investment securities held to maturity market value of $208,615 in 2005 and $198,716 in 2004 (notes 2 and 7)	213,683	200,264
Investment securities available for sale amortized cost of $47,554 in 2005 and $63,706 in 2004 (notes 2 and 7)	46,363	63,039
Federal Home Loan Bank stock, at cost (note 3)	10,097	7,887
Loans, net of allowance for loan losses of $4,126 in 2005 and $4,140 in 2004 (notes 4 and 7)	230,485	228,670
Bank premises and equipment (note 5)	3,251	3,486
Accrued interest receivable	2,458	2,894
Deferred income tax asset, net (note 8)	3,446	3,067
Other assets	1,330	1,768

Total assets	$521,800	$518,477

Liabilities and Stockholders’ Equity:
Liabilities:
Interest bearing deposits (note 6)	$284,175	$284,309
Non-interest bearing deposits (note 6)	18,912	14,797
Federal Home Loan Bank advances (note 7)	121,861	105,102
Other borrowed funds (note 7)	31,519	52,161
Advance payments by borrowers for taxes and insurance	506	506
Other liabilities	4,905	3,764

Total liabilities	461,878	460,639

Commitments and contingencies (notes 5, 11 and 12):

Stockholders’ equity (notes 9 and 10):
Preferred stock, $.10 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value; 20,000,000 shares authorized; 4,464,033 and 4,337,442 shares issued and outstanding in 2005 and 2004, respectively	446	434
Additional paid-in capital	59,856	59,145
Retained earnings	326	(1,347)
Accumulated other comprehensive (loss) income	(706)	(394)

Total stockholders’ equity	59,922	57,838

Total liabilities and stockholders’ equity	$521,800	$518,477

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

Year Ended December 31,	2005	2004	2003
(In Thousands, Except Share Data)
Interest and dividend income:
Loans	$14,940	$13,359	$14,356
Investment securities held to maturity	8,135	6,834	4,938
Investment securities available for sale	1,959	1,899	1,785
Federal Home Loan Bank stock	422	209	183
Other interest income	102	30	72

Total interest and dividend income	25,558	22,331	21,334

Interest expense:
Deposits (note 6)	5,044	3,700	4,176
Borrowed funds	4,946	4,229	4,583
Securities sold under agreements to repurchase	56	15	17
Short-term and other borrowed funds	1,592	576	201

Total interest expense	11,638	8,520	8,977

Net interest income	13,920	13,811	12,357
Credit for loan recoveries (note 4)	—	(300)	—

Net interest income after credit for loan recoveries	13,920	14,111	12,357

Non-interest income:
Deposit account fees	870	889	713
Loan servicing fees, net	162	184	20
Gains on sales of mortgage loans, net	37	68	467
Loss on sale of investment securities	—	—	(14)
Lawsuit judgment collected (note 11)	2,233	2,280	1,996
Other income	486	412	422

Total non-interest income	3,788	3,833	3,604

Non-interest expense:
Salaries and employee benefits	6,899	6,507	5,923
Occupancy and equipment expense	944	872	752
Data processing expense	882	878	727
Professional expense	543	623	643
Insurance expense	166	157	151
Other expense	1,710	1,627	1,542

Total non-interest expense	11,144	10,664	9,738

Income before income tax expense	6,564	7,280	6,223
Income tax expense (note 8)	2,407	2,600	2,087

Net income	$4,157	$4,680	$4,136

Average shares outstanding	4,427,525	4,302,729	4,215,944
Common stock equivalents	100,668	163,848	175,868

Average diluted shares outstanding	4,528,193	4,466,577	4,391,812

Basic earnings per share	$0.94	$1.09	$0.98
Diluted earnings per share	$0.92	$1.05	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity

			Retained		Accumulated	Total
		Additional	Earnings		Other	Stock
	Common	Paid-in	Accumulated	Treasury	Comprehensive	holders’
	Stock	Capital	(Deficit)	Stock	Income (Loss)	Equity
(In Thousands)
Balance at December 31, 2002	$439	$57,845	$(3,168)	$(1,736)	$679	$54,059
Net income	—	—	4,136	—	—	4,136
Other comprehensive income unrealized gain (loss) on securities available for sale (tax effect $338)	—	—	—	—	(659)	(659)

Total comprehensive income						3,477
Exercise of stock options and tax benefits	6	505	—	—	—	511
Purchase of treasury stock	—	—	—	(1,022)	—	(1,022)
Dividends declared and paid ($0.48 per share)	—	—	(2,023)	—	—	(2,023)

Balance at December 31, 2003	445	58,350	(1,055)	(2,758)	20	55,002
Net income	—	—	4,680	—	—	4,680
Other comprehensive income unrealized gain (loss) on securities available for sale (tax effect $274)	—	—	—	—	(414)	(414)

Total comprehensive income						4,266
Exercise of stock options and tax benefits	11	795	—	—	—	806
Change in classification of treasury stock	(22)	—	(2,736)	2,758	—	—
Dividends declared and paid ($0.52 per share)	—	—	(2,236)	—	—	(2,236)

Balance at December 31, 2004	434	59,145	(1,347)	—	(394)	57,838
Net income	—	—	4,157	—	—	4,157
Other comprehensive income unrealized gain (loss) on securities available for sale (tax effect $211)	—	—	—	—	(312)	(312)

Total comprehensive income						3,845
Exercise of stock options and tax benefits	12	711	—	—	—	723
Dividends declared and paid ($0.56 per share)	—	—	(2,484)	—	—	(2,484)

Balance at December 31, 2005	$446	$59,856	$326	$—	$(706)	$59,922

Disclosure of reclassification amount:	2005	2004	2003
(In Thousands)
Gross unrealized (depreciation) appreciation arising during the period	$(523)	$(688)	$(1,011)
Tax effect	211	274	343

Unrealized holding (depreciation) appreciation net of tax	(312)	(414)	(668)

Less: reclassification adjustment for gains (losses) included in net income	—	—	(14)
Tax effect	—	—	5

Unrealized (depreciation) appreciation on securities, net of reclassification	$(312)	$(414)	$(659)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements
of Cash Flows

Year Ended December 31,	2005	2004	2003
(In Thousands)
Cash flows from operating activities:
Net income	$4,157	$4,680	$4,136
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan recoveries	—	(300)	—
Gains on sales of mortgage loans	(37)	(68)	(467)
Loss on sale of investment securities available for sale	—	—	14
Net amortization of investment securities	1,428	1,725	2,117
Depreciation of premises and equipment and other assets	450	430	398
Loans originated for sale	(3,872)	(3,883)	(21,139)
Proceeds from sales of mortgage loans	3,437	4,289	23,847
Decrease (increase) in accrued interest receivable	436	(342)	(93)
Deferred income tax (benefit) expense	(167)	726	516
Decrease (increase) in other assets	227	(121)	204
Increase (decrease) in advance payments by borrowers	—	56	(68)
Increase (decrease) in other liabilities	1,352	(1,000)	1,263

Net cash provided by operating activities	7,411	6,192	10,728

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	54,770	23,500	171,500
Proceeds from maturities of investment securities available for sale	25,000	25,585	12,000
Purchases of investment securities held to maturity	(71,914)	(60,422)	(248,915)
Purchases of investment securities available for sale	(14,198)	(45,195)	(16,712)
Purchase of mutual funds available for sale	—	—	(1,000)
Purchases of mortgage-backed securities held to maturity	(23,971)	—	(38,118)
Purchases of mortgage-backed securities available for sale	—	—	(14,775)
Proceeds from sales of mortgage-backed securities available for sale	—	—	5,684
Principal payments of securities held to maturity	26,468	19,526	43,209
Principal payments of securities available for sale	5,222	4,168	17,519
Purchase of other equity securities	(72)	—	—
Purchases of Federal Home Loan bank stock	(2,210)	(1,294)	(643)
(Increase) decrease in loans, net	(1,343)	(21,425)	29,436
Proceeds from sales of bank premises and equipment	—	4	—
Purchases of Bank premises and equipment	(215)	(1,045)	(223)

Net cash used in investing activities	(2,463)	(56,598)	(41,038)

Cash flows from financing activities:
Net increase (decrease) in deposits	3,981	26,566	(6,925)
Additions to Federal Home Loan Bank advances	48,900	58,346	-
Payments on Federal Home Loan Bank advances	(32,141)	(32,110)	(15,371)
Net increase (decrease) in agreements to repurchase securities	1,358	675	(1,464)
(Decrease) increase in other borrowed funds	(22,000)	(3,000)	48,596
Dividends paid	(2,484)	(2,236)	(2,023)
Treasury stock purchased	—	—	(1,022)
Proceeds from exercise of stock options	723	806	511

Net cash provided by (used in) financing activities	(1,663)	49,047	22,302

Net increase (decrease) in cash and cash equivalents	3,285	(1,359)	(8,008)
Cash and cash equivalents, beginning of year	7,402	8,761	16,769

Cash and cash equivalents, end of year	$10,687	$7,402	$8,761

Cash paid during the year for:
Interest on deposits and borrowed funds	$11,569	$8,445	$9,039
Income taxes	2,012	2,871	538
Cash received during the year for:
Income taxes	215	120	80
Supplemental Schedule of non-cash activities:
Change in valuation of investment securities available for sale, net	(312)	(414)	(659)
Tax benefit relating to stock options exercised	211	120	80

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated
Financial Statements
As of December 31, 2005
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION. LSB Corporation (the “Corporation” or the “Company”) is a Massachusetts corporation and the holding company of its wholly-owned subsidiary Lawrence Savings Bank (the “Bank”) a state-chartered Massachusetts savings bank. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank. The Consolidated Financial Statements presented herein reflect the accounts of the Corporation. The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Division. The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC up to $100,000 per account, as defined by the FDIC, and the Depositors Insurance Fund, Inc. (“DIF”) for customer deposit amounts in excess of $100,000.
The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, Lawrence Savings Bank, and its wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, Pemberton Corporation, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. Certain amounts in prior periods have been reclassified to conform to the current presentation.
LSB Corporation’s Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles. Accordingly, management is required to make estimates and assumptions that affect amounts reported in the balance sheets and statements of operations. Actual results could differ significantly from those estimates and judgments. Material estimates that are particularly susceptible to change relate to the allowance for loan losses, income taxes and impairment of investment securities.
CASH AND CASH EQUIVALENTS. For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal Funds sold. Generally, Federal Funds are sold with overnight maturities.
INVESTMENT AND MORTGAGE-BACKED SECURITIES. Debt securities that the Company has the intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost; debt, mortgage-backed and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” and reported at fair value, with unrealized gains and losses included in earnings; and debt, mortgage-backed and equity securities not classified as either held to maturity or trading are classified as “available for sale” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of estimated income taxes.
Premiums and discounts on debt and mortgage-backed securities are amortized or accreted into income by use of the interest method. If a decline in fair value below the amortized cost basis of a debt or mortgage-backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value and the amount of the write-down is included as a charge to earnings. Gains and losses on the sale of debt and mortgage-backed securities are recognized at the time of sale on a specific identification basis.
EQUITY SECURITIES. Includes Northeast Retirement Services (“NRS”) stock. NRS stock is closely held and not publicly traded and is carried at cost. Dividend income is recorded when dividends are declared.
INTEREST ON LOANS . Interest on loans is accrued as earned. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. It is management’s policy to discontinue the accrual of interest on a loan when there is a reasonable doubt as to its collectibility. Interest on loans 90 days or more contractually delinquent is generally excluded from interest income. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on loans that have been 90 days or more past due only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are expected to be fully collectible as to both principal and interest.
LOAN FEES. Loan origination fees, net of direct loan acquisitions costs, are deferred and recognized over the contractual life of the loan as an adjustment of the loan’s yield using a basis, which approximates the interest method. Amortization of loan fees is discontinued once a loan is placed on non-accrual status. When loans are sold or paid-off, the unamortized portion of net fees and costs is credited to income.
MORTGAGE BANKING ACTIVITIES. Loans held for sale are valued at the lower of their amortized cost or market value. The Bank, from time-to-time, enters into forward commitments to sell loans or mortgage-backed securities for the purpose of reducing interest rate risk associated with the origination of loans for sale. Gains or losses on sales of loans are recognized to the extent that the sale proceeds exceed or are less than the carrying amount of the loans. Gains and losses are determined using the specific identification method.
When loans are sold with servicing rights retained, the Bank allocates the carrying amount of the loans between the underlying asset sold and the rights retained, based on their relative fair values. The resulting mortgage servicing rights are amortized over the period of estimated net servicing income using a method which approximates the interest method. Actual prepayment experience is reviewed periodically. When actual prepayments exceed estimated prepayments, the balance of the mortgage servicing rights is adjusted accordingly. Periodically, the mortgage servicing rights are assessed for impairment based on the fair value of such rights using market prices.
TRANSFER AND SERVICING OF ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The Company accounts and reports for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. This approach distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. After a transfer of financial assets, the Company recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. This financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for recognition as a sale, the Company accounts for the transfer as a secured borrowing with a pledge of collateral.
ALLOWANCE FOR LOAN LOSSES. Losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to operations on the basis of many factors including the risk characteristics of the portfolio, current economic conditions and trends in loan delinquencies and charge-offs. When management believes that the collection of a loan’s principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans which have been previously charged off are credited to the allowance as received.
Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance, specific allowances for identified problem loans and an unallocated allowance.
The formula allowance is calculated by applying loss factors to outstanding loans, in the case of commercial loans this is based on the internal risk grade of such loans. Changes in risk grades affect the amount of the formula allowance. Loss factors are based on the Bank’s historical loss experience as well as regulatory guidelines.
Specific allowances are established in cases where management has identified significant conditions related to a credit such that management believes it probable that a loss has been incurred in excess of the amount determined by the application of the formula allowance.
The unallocated allowance recognizes the model and estimation risk associated with the formula allowance and specific allowances as well as management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits.
In addition, various regulatory agencies, including the FDIC and the Massachusetts Division of Banks, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on judgments different from those of management.
Impaired loans are commercial, commercial real estate, and individually significant residential mortgage loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is based on the fair value of the collateral. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate.
PREMISES AND EQUIPMENT. Premises and equipment are stated at cost less allowances for depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter.
OTHER REAL ESTATE OWNED. Other real estate owned (OREO) is comprised of foreclosed properties where the Bank has formally received title or has possession of the collateral. Properties are carried at the lower of the investment in the related loan or the estimated fair value of the property or collateral less selling costs.

STOCK OPTIONS. The Company measures compensation cost for stock-based plans using the intrinsic value method. The intrinsic value method measures compensation cost, if any, as the fair market value of the Company’s stock at the grant date over the exercise price. All options granted have an exercise price equivalent to the fair market value at the date of grant and, accordingly, no compensation cost has been recorded. Beginning January 1, 2006, the Company will adopt Statement of Financial Standard (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment” which requires the Company to record compensation measured at the date of grant based on the fair value of the awards and to be recognized over its requisite service period.
If the fair value based method of accounting for stock options had been used, the Company’s net income and earnings per share would have been reduced to the proforma amounts for the years ended December 31, and are presented in the table which follows:

	2005	2004	2003
(In Thousands, except per share data)
Net Income:
As Reported	$4,157	$4,680	$4,136
Pro forma	4,033	4,344	3,954
Basic earnings per share:
As Reported	$0.94	$1.09	$0.98
Pro forma	0.91	1.01	0.94
Diluted earnings per share:
As Reported	$0.92	$1.05	$0.94
Pro forma	0.89	0.97	0.90
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected volatility	29.30%	28.93%	—
Risk-free interest rate	3.82%	3.44%	—
Expected dividend yield	3.25%	3.08%	—
Expected life in years	7 years	8 years	—

PENSION EXPENSE. The Bank is a participant in a multiple employer defined benefit pension plan. Pension expense is recognized on a net periodic pension cost method over the employee’s approximate service period. Pension costs are funded in the year of accrual using the aggregate cost method.
INCOME TAXES. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax valuation allowances are established and based on management’s judgment as to whether it is more likely than not that all or some portion of the future tax benefits of prior operating losses will be realized.
EARNINGS PER SHARE. Basic EPS is calculated based on the weighted average number of common shares outstanding during each period. Stock options outstanding, accounted for under the treasury stock method, have a dilutive effect to the computation of diluted EPS.

(2) INVESTMENT SECURITIES
The amortized cost and market value of investment securities at December 31, follows:

	2005				2004
	Amortized	Unrealized		Market	Amortized	Unrealized		Market
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
(In Thousands)
Investment securities held to maturity:
Federal Agency obligations (1)	$87,017	$56	$(1,944)	$85,129	$104,042	$70	$(763)	$103,349
Mortgage-backed securities	43,701	40	(1,262)	42,479	31,193	140	(531)	30,802
Asset-backed securities	70,415	4	(1,679)	68,740	50,829	51	(406)	50,474
Corporate obligations	11,024	11	(280)	10,755	12,624	46	(146)	12,524
Municipal obligations	1,526	—	(14)	1,512	1,576	—	(9)	1,567

	$213,683	$111	$(5,179)	$208,615	$200,264	$307	$(1,855)	$198,716

Investment securities available for sale:
US Treasury obligations	$5,119	$—	$(350)	$4,769	$5,133	$—	$(288)	$4,845
Federal Agency obligations (1)	9,932	—	(265)	9,667	34,977	15	(85)	34,907
Mortgage-backed securities	3,420	10	(66)	3,364	4,590	15	(23)	4,582
Asset-backed securities	24,662	9	(342)	24,329	14,619	1	(168)	14,452
Corporate obligations	3,181	—	(135)	3,046	3,219	—	(99)	3,120
Mutual funds	1,000	—	(45)	955	1,000	—	(28)	972
Equity securities	240	—	(7)	233	168	—	(7)	161

	$47,554	$19	$(1,210)	$46,363	$63,706	$31	$(698)	$63,039

(1)	Federal agency obligations include investment securities issued by Government Sponsored Enterprises (“GSE’s”) such as Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”). These investment securities do not represent obligations of the U.S. government and are not backed by the full faith and credit of the United States Treasury.
Proceeds from sales, realized gains and losses on investments available for sale for the years ended December 31, follow:

	2005	2004	2003
(In Thousands)
Proceeds from sales	$—	$—	$5,684
Realized gains on sales	—	—	—
Realized losses on sales	—	—	14

OTHER THAN TEMPORARILY IMPAIRED SECURITIES
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

	Less Than 12 Months		12 Months or Longer		Total 2005
		Unrealized		Unrealized		Unrealized
2005	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In Thousands)
US Treasury obligations	$—	$—	$4,769	$(350)	$4,769	$(350)
Federal Agency obligations	—	—	90,921	(2,209)	90,921	(2,209)
Mortgage-backed securities	23,432	(355)	20,410	(973)	43,842	(1,328)
Asset-backed securities	37,887	(921)	40,761	(1,100)	78,648	(2,021)
Corporate obligations	—	—	10,549	(415)	10,549	(415)
Municipal obligations	—	—	1,512	(14)	1,512	(14)
Mutual funds	—	—	955	(45)	955	(45)
Equity securities	—	—	233	(7)	233	(7)

Total temporarily impaired securities	$61,319	$(1,276)	$170,110	$(5,113)	$213,429	$(6,389)

	Less Than 12 Months		12 Months or Longer		Total 2004
		Unrealized		Unrealized		Unrealized
2004	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In Thousands)
US Treasury obligations	$—	$—	$4,845	$(288)	$4,845	$(288)
Federal Agency obligations	72,095	(391)	41,043	(457)	113,138	(848)
Mortgage-backed securities	322	(4)	26,136	(550)	26,458	(554)
Asset-backed securities	39,732	(349)	21,669	(225)	61,401	(574)
Corporate obligations	2,065	(16)	8,802	(229)	10,867	(245)
Municipal obligations	1,567	(9)	—	—	1,567	(9)
Mutual funds	—	—	972	(28)	972	(28)
Equity securities	161	(7)	—	—	161	(7)

Total temporarily impaired securities	$115,942	$(776)	$103,467	$(1,777)	$219,409	$(2,553)

U. S. TREASURY AND FEDERAL AGENCY OBLIGATIONS
The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.
MORTGAGE-BACKED AND ASSET-BACKED SECURITIES
The unrealized losses on the Company’s investment in federal agency mortgage-backed securities and other asset-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.
CORPORATE AND MUNICIPAL OBLIGATIONS
The unrealized losses on the Company’s investments in corporate and municipal obligations were caused by interest rate increases. Because the company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.

EQUITY SECURITIES AND MUTUAL FUNDS
The unrealized losses on equity securities and mutual funds are a result of specific conditions and circumstances that are unique to each company represented in the portfolio. When needed, management diligently monitors its holdings for impairment by reviewing the financial condition of the issuer, company specific events, industry developments, and general economic conditions. In evaluating the severity and duration of impairment, management also reviews corporate financial reports, press releases and other publicly available information. Based upon this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.
The following table is a summary of the contractual maturities of investment securities held to maturity and available for sale at December 31, 2005. These amounts exclude mutual funds and equity securities, which have no contractual maturities. Mortgage-backed securities consist of FHLMC, FNMA, and GNMA certificates. Mortgage-backed and asset-backed securities are shown at their final contractual maturity date but are expected to have shorter average lives.

	Held to maturity			Available for Sale
			Weighted			Weighted
	Amortized	Market	Average	Amortized	Market	Average
December 31, 2005	Cost	Value	Yield	Cost	Value	Yield
(Dollars in Thousands)

US Treasury & Agencies obligations:
Within 1 year	$20,109	$19,864	2.54%	$—	$—	—%
1 to 2 years	42,768	41,777	3.10	4,978	4,884	3.21
2 to 3 years	10,340	9,995	3.08	4,954	4,783	3.25
3 to 5 years	9,981	9,618	3.50	—	—	—
5 to 10 years	3,819	3,875	4.40	5,119	4,769	3.26

	87,017	85,129	3.07	15,051	14,436	3.24

Mortgage-backed securities:
1 to 2 years	94	96	7.08	—	—	—
2 to 3 years	4	4	4.27	—	—	—
3 to 5 years	4,020	3,877	3.61	2,492	2,427	3.63
5 to 10 years	23,511	22,667	3.84	—	—	—
After 10 years	16,072	15,835	4.84	928	937	4.84

	43,701	42,479	4.19	3,420	3,364	3.96

Asset-backed securities:
1 to 2 years	194	193	6.28	—	—	—
5 to 10 years	6,028	5,900	4.07	—	—	—
After 10 years	64,193	62,647	4.07	24,662	24,329	4.89

	70,415	68,740	4.08	24,662	24,329	4.89

Corporate obligations:
Within 1 year	3,241	3,252	4.78	—	—	—
1 to 2 years	2,048	2,002	3.16	1,000	999	3.24
2 to 3 years	5,735	5,501	3.22	—	—	—
3 to 5 years	—	—	—	2,181	2,047	2.63

	11,024	10,755	3.66	3,181	3,046	2.82

Municipal obligations:
Within 1 year	1,526	1,512	2.90	—	—	—

	$213,683	$208,615	3.66%	$46,314	$45,175	4.15%

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This right may cause actual maturities and yields to differ from the contractual maturities summarized above. As of December 31, 2005, the Company had callable investment securities in the held to maturity portfolio with an amortized cost of $17.0 million and a market value of $16.5 million and callable investment securities in the available for sale portfolio with an amortized cost of $10.0 million and a market value of $9.9 million none of which are expected to be called as the securities are beyond their discrete call dates.
(3) FEDERAL HOME LOAN BANK STOCK
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). The Bank is required to own stock of the FHLBB at par. On April 19, 2004, the FHLBB implemented a new capital structure and stock investment requirements for members to comply with the Gramm-Leach-Bliley Act of 1999.

There are two components of the minimum stock investment requirements. The first component is the Membership Stock Investment Requirement which is equal to 0.35% of Class B Stock for Qualifying Collateral as determined by the FHLB from the most recently available FDIC Call Report from the Bank. The Activity Based Stock Investment Requirement is equal to 4.50% of the Bank’s outstanding advances with the FHLB. The Bank receives an amount equal to the par value of the FHLB stock when excess stock is redeemed.
(4) LOANS
The components of the loan portfolio at December 31, follow:

	2005	2004
(In Thousands)
Residential real estate	$62,187	$60,057
Loans held for sale	472	—
Home equity	10,412	8,869
Construction	24,137	15,211
Commercial real estate	127,617	131,605
Commercial business	9,318	16,369
Consumer	468	699

Total loans	234,611	232,810
Allowance for loan losses	(4,126)	(4,140)

	$230,485	$228,670

The amounts above include net deferred loan origination fees and costs totaling $136,000 at December 31, 2005 and $105,000 at December 31, 2004.
Mortgage loans serviced by the Company for others amounted to $36.8 million and $45.8 million at December 31, 2005 and 2004, respectively.
Non-performing loans totaled $32,000 and zero at December 31, 2005 and 2004, respectively. There were no impaired loans at December 31, 2005 or at December 31, 2004.
In the ordinary course of business, the Bank makes loans to its Directors and Officers and their associates and affiliated companies (“related parties”) at substantially the same terms and conditions as those prevailing at the time of origination for comparable transactions with other borrowers.
An analysis of total related party loans for the year ended December 31, 2005 follows:

	Balance at			Balance at
	January 1, 2005	Additions	Repayments	December 31, 2005
(In Thousands)
	$2,080	$615	$444	$2,251

The activity in the allowance for loan losses for the years ended December 31, follows:

	2005	2004	2003
(In Thousands)
Balance at beginning of year	$4,140	$4,220	$4,167
Total charge-offs	(25)	(45)	—
Total recoveries	11	265	53

Net (charge-offs) recoveries	(14)	220	53
Credit for loan recoveries	—	(300)	—

Balance at end of year	$4,126	$4,140	$4,220

The following table summarizes the balances of the mortgage service rights at December 31:

	2005	2004	2003
(In Thousands)
Balance at beginning of year	$404	$488	$1,015
Additions	20	53	201
Amortization	(116)	(137)	(728)

Mortgage servicing rights	308	404	488
Valuation allowance	(30)	(98)	(96)

Balance at end of year	$278	$306	$392

The following table summarizes activity in the mortgage service rights valuation allowance for the years ended December 31:

	2005	2004	2003
(In Thousands)
Balance at beginning of year	$98	$96	$377
Provision (recoveries) charged to operations	(68)	2	(281)

Balance at end of year	$30	$98	$96

The following table summarizes activity in the loan servicing fees, net for the years ended December 31:

	2005	2004	2003
(In Thousands)
Service fee income	$123	$158	$216
Amortization of mortgage servicing rights	(116)	(137)	(728)
(Provision) recoveries for valuation allowance	68	(2)	281

Mortgage servicing income (expense)	75	19	(231)
Late charges and other loan fees	87	165	251

Loan servicing fees, net	$162	$184	$20

(5) BANK PREMISES AND EQUIPMENT
The components of premises and equipment at December 31, follow:

	Estimated
	Useful Lives		2005	2004
(In Thousands)
Premises	10 – 39 years		$3,830	$3,788
Equipment	3 – 5 years		2,886	2,722
Leasehold improvements	3 – 10 years	(1)	1,047	1,038

			7,763	7,548

Less accumulated depreciation and amortization			(4,512)	(4,062)

			$3,251	$3,486

(1)	Leasehold improvements — Depreciated over term of lease or asset life, whichever is shorter.
Depreciation and amortization expense for the years ended December 31, 2005, 2004, and 2003 amounted to $450,000, $430,000, and $398,000, respectively. Rent expense for leased premises for the years ended December 31, 2005, 2004 and 2003 amounted to $203,000, $186,000 and $152,000, respectively. The Company is obligated, under non-cancelable leases for premises and equipment, for minimum payments in future periods of $201,000 for the year 2006, $172,000 in the year 2007, $148,000 in the year 2008, $137,000 in the year 2009 and $51,000 in the year 2010.
The Company enters into operating leases in which office space is rented to other business at its Corporate Headquarters. Rental income for the years ended December 31, 2005, 2004 and 2003 amounted to $181,000, $181,000 and $221,000, respectively. These businesses are obligated under non-cancelable leases for premises, for minimum payments in future periods of $207,000 in 2006, $78,000 in 2007, $65,000 in 2008 and $9,000 in 2009.

(6) DEPOSITS
The following table shows the components of deposits at December 31, 2005 and 2004 and the range of interest rates paid as of December 31, 2005.

	Rates as of
	December 31,
	2005	2005	2004
(Dollars in Thousands)
Interest bearing accounts:
NOW and Super NOW accounts	0.10-0.25%	$38,349	$38,061
Savings accounts	0.50%	41,941	44,673
Money market investment accounts	1.00-3.69%	76,594	82,877
Certificates of deposit	1.44-5.50%	98,773	89,649
Retirement certificates of deposit	1.74-5.50%	28,518	29,049

Total interest bearing deposits		284,175	284,309

Non-interest bearing demand deposit accounts		18,912	14,797

Total deposits		$303,087	$299,106

The components of interest expense on deposits for the years ended December 31, follow:

	2005	2004	2003
(In Thousands)
Now and Super NOW accounts	$47	$40	$40
Savings accounts	221	161	200
Money market investment accounts	1,355	980	900
Certificates of deposit	2,480	1,656	2,088
Retirement certificates of deposit	941	863	948

Total interest expense	$5,044	$3,700	$4,176

The amount and weighted average interest rate on certificates of deposit, including retirement accounts, by periods to maturity at December 31, 2005 are summarized as follows:

		Equal to		Weighted
	Less	and greater		Average
	than	than		Interest
	$100,000	$100,000	Total	Rate
(Dollars in Thousands)
3 months or less	$13,983	$11,281	$25,264	2.70%
From three to six months	10,732	4,388	15,120	2.91
From six to twelve months	29,034	9,875	38,909	3.27
From one to two years	22,839	11,302	34,141	3.58
From two to three years	3,488	996	4,484	3.10
Three years and thereafter	6,927	2,446	9,373	3.90

	$87,003	$40,288	$127,291	3.24%

There were no brokered deposits at December 31, 2005 or 2004.

(7) FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWED FUNDS
The FHLBB permits member institutions to borrow funds for various purposes. Outstanding advances at December 31, 2005 are collateralized by a blanket lien against residential mortgages and other qualifying collateral.
Advances outstanding at December 31, follow:

	2005		2004
		Weighted Average		Weighted Average
Maturity	Amount	Interest Rate	Amount	Interest Rate
(Dollars in Thousands)
2005	$—	—%	$32,000	2.97%
2006	30,000	3.41	10,000	3.34
2007	38,000	3.51	30,000	3.40
2008	15,000	4.60	—	—
2009	206	6.42	224	6.42
2010	25,000	5.60	20,000	6.03
2011	10,000	4.93	10,000	4.93
2021	2,453	6.23	2,542	6.23
2024	320	1.07	336	1.07
2025	882	1.60	—	—

	$121,861	4.20%	$105,102	3.98%

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized above. As of December 31, 2005 the Company had callable advances totaling $60.0 million, adjustable advances totaling $13.0 million and amortizing advances totaling $3.9 million.
The Company may enter into agreements to repurchase securities sold. These agreements are treated as secured borrowings and the obligations to repurchase securities sold are reflected as liabilities and the securities collateralized by the agreements remain as assets. Generally, the outstanding collateral consists of U.S. Treasury and Government Agency obligations and is held by third party custodians. Repurchase agreements totaled $4.5 million at December 31, 2005 at a rate of 2.75%. Repurchase agreements outstanding at December 31, 2004 totaled $3.2 million at a rate of 0.75%.
The components of other borrowed funds at December 31, follows:

	2005	2004
(Dollars In Thousands)
FHLBB Short-term borrowings	$27,000	$49,000
Customer repurchase agreements	4,519	3,161

	$31,519	$52,161

Information relating to short-term borrowed funds for the years ended, follows:

	2005		2004		2003
	Repurchase	FHLBB	Repurchase	FHLBB	Repurchase	FHLBB
	Agreements	Advances	Agreements	Advances	Agreements	Advances
(Dollars In Thousands)
Outstanding at December 31	$4,519	$27,000	$3,161	$49,000	$2,486	$52,000
Average balance outstanding during the year	3,113	49,964	2,949	40,160	2,719	12,152
Maximum outstanding at any month end	4,519	85,000	3,946	55,500	3,610	52,000

Weighted average rate at December 31	2.75%	4.31%	0.75%	2.27%	0.50%	1.10%
Weighted average rate during the year	1.79	3.18	0.50	1.43	0.62	0.91

At December 31, 2005 and 2004, the Bank had $139.1 million and $141.7 million, respectively, of investment securities pledged as collateral against total borrowings. The Bank’s borrowing capacity at FHLBB at December 31, 2005 and 2004 was $263.9 million and $200.2 million, respectively, of which $148.9 million and $154.1 million was outstanding at December 31, 2005 and 2004, respectively.

(8) INCOME TAXES
An analysis of income tax expense for the years ended December 31, follows:

	2005	2004	2003
(In Thousands)
Current expense:
Federal	$2,154	$1,590	$1,095
State	420	284	476

Total current expense	2,574	1,874	1,571

Deferred expense (benefit):
Federal	(119)	574	541
State	(45)	167	(24)
Change in valuation reserve	(3)	(15)	(1)

Total deferred expense	(167)	726	516

Total income tax expense	$2,407	$2,600	$2,087

A reconciliation of the difference between the expected federal income tax expense computed by applying the federal statutory rate of 34% to the amount of actual income tax expense for the years ended December 31, follows:

	2005	2004	2003
(In Thousands)
Expected federal income tax expense	$2,231	$2,475	$2,116
Items affecting expected tax:
State income tax, net of federal benefit	247	298	298
Tax exempt income	(113)	(98)	(26)
Change in estimate for tax contingencies	—	—	(300)
Other	45	(60)	—
Change in valuation reserve	(3)	(15)	(1)

Total income tax expense	$2,407	$2,600	$2,087

The tax effects of temporary differences (the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax basis that give rise to deferred tax assets and liabilities) for the years ended December 31, follow:

	2005	2004
(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,507	$1,576
Capital loss carryforward	37	40
Unrealized loss on investment securities available for sale	485	273
Pension costs	473	388
Deferred compensation	722	534
Loan origination fees	—	10
Depreciation	286	329
Other	219	238

Gross deferred tax asset	3,729	3,388
Valuation reserve	(37)	(40)

Deferred tax asset	3,692	3,348

Deferred tax liabilities:
Other	(246)	(281)

Gross deferred tax liability	(246)	(281)

Net deferred income tax asset	$3,446	$3,067

Capital losses on the sale of securities resulted in capital loss carryforwards. A deferred tax valuation allowance on capital loss carryforwards is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient capital gains in the carryforward period. At December 31, 2005, the Company has $129,000 of capital loss carryforwards available that expire between 2006 and 2007.

At December 31, 2005, the Bank would need to generate approximately $9.0 million of future net taxable income to realize the net deferred income tax asset. In addition, income taxes paid by the Bank totaled $2.0 million, $2.9 million and $538,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Management believes that it is more likely than not that the net deferred income tax asset at December 31, 2005 will be realized based upon recent operating results.
It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.
The unrecaptured base year tax reserves as of October 31, 1998 will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt tax reserves continue to be subject to a provision of the current law that requires recapture in the case of certain excess distribution to shareholders. The tax effect of pre-1988 bad debt tax reserves subject to recapture in the case of certain excess distributions is approximately $1.1 million.
(9) STOCKHOLDERS’ EQUITY
The Company and the Bank are regulated by federal and state regulatory agencies. Failure by the Company or the Bank to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal or state regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (Leverage ratio). There are two categories of capital under the guidelines. Tier 1 capital as it applies to the Company and the Bank, includes stockholders’ equity exclusive of the net unrealized gains/losses on investment securities available for sale and the deferred tax asset is disallowed. Tier 2 capital includes the allowance for loan losses, subject to guideline limitations.
At December 31, 2005 and 2004, the Company and the Bank not only exceeded each of the minimum capital requirements but also met the definition of “well capitalized” as defined by the FRB and the FDIC under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company or the Bank must maintain Tier 1, Total, and Leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as “well capitalized.”
The Company’s and the Bank’s actual capital ratios and amounts at December 31, 2005 and 2004, follow:

	Risk-Based Ratios
	Tier 1 Capital		Total Capital		Leverage Capital
	2005	2004	2005	2004	2005	2004
(Dollars in Thousands)
Capital Ratios:
Adequately capitalized	4.00%	4.00%	8.00%	8.00%	4.00%	4.00%
Well capitalized	6.00%	6.00%	10.00%	10.00%	5.00%	5.00%
LSB Corporation	19.09%	18.38%	20.34%	19.63%	11.34%	11.25%
Lawrence Savings Bank	18.29%	17.49%	19.54%	18.74%	10.82%	10.64%

Capital Amounts:
Adequately capitalized
LSB Corporation	$12,508	$12,474	$25,015	$24,949	$21,066	$20,383
Lawrence Savings Bank	12,394	12,355	24,788	24,711	20,956	20,300
Well capitalized
LSB Corporation	18,762	18,712	31,269	31,186	26,333	25,478
Lawrence Savings Bank	18,591	18,533	30,985	30,889	26,195	25,374
Actual Amounts:
LSB Corporation	59,698	57,310	63,609	61,211	59,698	57,310
Lawrence Savings Bank	56,670	54,019	60,546	57,884	56,670	54,019

STOCKHOLDERS’ RIGHTS PLAN
In 1996, the Board of Directors adopted a stockholder rights plan declaring a dividend of one preferred stock purchase right for each share of outstanding common stock. The rights will remain attached to the common stock and are not exercisable except under limited circumstances relating to (i) acquisition of beneficial ownership of more than 10% of the outstanding shares of common stock, or (ii) a tender offer or exchange offer that would result in a person or group beneficially owning more than 10% of the outstanding shares of common stock. The rights are not exercisable until those aforementioned circumstances occur. The rights under the plan as adopted in 1996 expire in 2006. In November 2005, the Board of Directors approved a renewed rights plan to become effective upon the expiration of the current plan in 2006. The terms of the renewed rights plan are substantially similar to those of the current plan. Until a right is exercised, the holder has no rights to vote or to receive dividends. The rights are not taxable to stockholders until exercisable.
TREASURY STOCK
Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act (“Chapter 156D”). Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of “treasury shares”. Accordingly, shares previously reported as treasury stock by the Company at December 31, 2004, have been redesignated, at an aggregate cost of approximately $2.8 million, as authorized but unissued shares. This aggregate cost has been allocated to the common stock’s par value and retained earnings. There was no impact to total equity.
(10) EMPLOYEE BENEFITS
The Company provides pension benefits for its employees through membership in the Savings Bank Employees’ Retirement Association (the “Plan”). The Plan is a multiple-employer, non-contributory, defined benefit plan. Bank employees become eligible after attaining age 21 and completing one year of service. Additionally, benefits become fully vested after three years of eligible service. The Company’s annual contribution to the Plan is based upon standards established by the Employee Retirement Income Security Act. The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. The Company does not expect to contribute to the Plan for the year ending October 31, 2006.
The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Financial Statements through the Plan’s latest valuation dates which were October 31, 2005 and 2004.

	2005	2004
(In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$7,456	$6,760
Service cost	347	415
Interest cost	428	423
Actuarial loss	261	134
Benefits paid	(142)	(276)

Benefit obligation at end of year	$8,350	$7,456

Change in plan assets:
Fair value of plan assets at beginning of year	$6,778	$6,060
Actual return on plan assets	595	638
Employer contribution	—	356
Benefits paid	(142)	(276)

Fair value of plan assets at end of year	$7,231	$6,778

Funded status	$(1,119)	$(678)
Unrecognized net actuarial loss (gain)	21	(187)
Unrecognized transition asset	(20)	(24)

Accrued benefit cost included in other liabilities	$(1,118)	$(889)

Accumulated benefit obligation	$5,760	$4,927

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.75% and 4.50%, for 2005 and 2004, respectively.
The Plan assets are an integral part of the Company’s defined benefit plan and the asset mix between debt and equity securities plays an important part in the determination of the funded status and net periodic pension cost based on Plan assumptions, interest rates and the overall economic climate. SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in the Association. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment deployment range from 55% to 75% of total portfolio assets. The remainder of the portfolio is allocated to fixed income. The approximate investment allocation of the portfolio is shown in the table below. The Trustees of SBERA, through the Association’s Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types (e.g., small cap, large cap, international, etc.) and styles (e.g., growth, value, etc.).
The following table shows the allocation of assets between debt and equity for the Plan as of October 31:

	2005	2004

Debt securities	35%	34%
Equity securities	65%	66%

Total Plan assets	100%	100%

The Plan’s assets are distributed to Plan participants in the form of benefits. The Plan paid $142,000 and $276,000 for the Plan years ended October 31, 2005 and 2004, respectively. The Company anticipates that the Plan is expected to pay benefits of $1.8 million, $91,000, $182,000, $173,000 and $547,000 during the Plan year ended October 31, 2006, 2007, 2008, 2009 and 2010, respectively. The aggregate benefits expected to be paid in the five-year period from 2011-2015 are $3.1 million. These expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at October 31, 2005 and include estimated future employee services.
Net pension cost components for the years ended October 31, follow:

	2005	2004	2003
(In Thousands)
Service cost	$347	$415	$355
Interest cost	428	423	408
Expected return on plan assets	(542)	(485)	(425)
Net amortization and deferrals	(4)	(4)	(4)

Net periodic pension cost	$229	$349	$334

Assumptions used to develop the net periodic pension cost were:

	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%
Rate of increase in compensation levels	4.50	4.50	4.50
Expected long-term rate of return on assets	8.00	8.00	8.00
In general, the Company has selected the assumptions with respect to the expected long-term rate of return based on prevailing yields on high quality debt securities increased by a premium of 3% to 5% for equity securities.
The Company provides an employee savings plan (the “Savings Plan”) through the Savings Banks Employees’ Retirement Association. The Savings Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Employees are eligible to participate in the Savings Plan immediately upon employment with the Company provided they have attained 21 years of age. Company employees become eligible for matching contributions after completing one year of service with 1,000 hours or more. On an annual basis, the Company determines whether or not to contribute to the Savings Plan. The Company recognized expenses of $104,000, $105,000 and $55,000 on behalf of the employees who were in the Savings Plan for the years ended December 31, 2005, 2004 and 2003, respectively.
The Board offers options on its common stock to Directors and Officers to purchase unissued common stock of the Company at a price equal to the fair market value of the Company’s common stock on the date of grant. All options expire ten years from the date of grant. Under the 1986 and 1997 Stock Option Plans, the Company may grant options to Directors, Officers or employees for up to 859,100 shares of common stock of which 509,000 shares have been granted and exercised. As of December 31, 2005, 349,100 options were outstanding with none remaining to be granted under the 1986 or 1997 plans. The vesting schedule for all options granted provides for 50% of options granted to vest after the first year and an additional 25% to vest each year thereafter. Options are fully vested three years after the grant date.

The summary of the status of the Stock Option Plan as of December 31, and changes during the years ended follow:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	511,350	$10.97	505,730	$8.86	586,330	$8.69
Granted	8,400	17.66	114,100	16.77	—	—
Exercised	(168,250)	7.24	(102,480)	6.70	(71,600)	6.83
Canceled	(2,400)	18.25	(6,000)	16.77	(9,000)	13.90

Outstanding at end of year	349,100	12.88	511,350	10.97	505,730	8.86

Options exercisable end of year	294,050	12.07	405,250	9.45	466,730	8.44
Weighted average fair value of options granted during the year		$3.17		$4.64		$—

The following table summarizes information about the Stock Option Plans based on a range of exercise prices as of December 31, 2005.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Range of Exercise Price	Options	Price	Life	Options	Price

$6.00 to $10.00	121,500	$ 8.31	2.8 years	121,500	$8.31
$10.01 to $14.00	115,500	13.86	5.5	115,500	13.86
$14.01 to $19.00	112,100	16.80	8.1	57,050	16.80

Outstanding at end of year	349,100	$12.88	5.4	294,050	12.07

In addition to the Company’s defined benefit pension plan, the Company sponsors a defined benefit post-retirement plan that provides limited post-retirement medical benefits to certain full-time employees who retire before age 65 and life insurance benefits to full-time employees who retire after age 62 and after completing 10 years of service. The plan is non-contributory. The Company’s policy is to fund the cost of postretirement benefits in amounts determined at the discretion of management. The amounts of accrued postretirement benefit cost reported on the Company’s consolidated balance sheets were $446,000 and $405,000 as of December 31, 2005 and 2004, respectively. Total post-retirement other than pension expense totaled $41,000, $67,000 and $29,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company has two supplemental executive retirement plans with one of its former president and chief executive officer. At December 31, 2005 and 2004, the accrued liability recorded on the consolidated balance sheet was $1.2 million and $1.3 million, respectively. Expenses associated with the plans totaled $(73,000) for the year ended December 31, 2005 and $118,000 for the years ended December 31, 2004 and 2003, respectively.
(11) CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. After review with legal counsel, management does not believe resolution of such litigation will have a material adverse effect on the financial condition and operating results of the Company.
In Lawrence Savings Bank vs. Garabedian et al., the Bank was awarded a $4.2 million judgment against the debtor in 1997. The judgment was subsequently upheld on appeal. On February 13, 2002, the debtor filed a petition in bankruptcy. The Bank filed a claim as secured creditor for the amount of its judgment plus post-judgment interest of approximately $1.9 million. On June 15, 2004, and December 15, 2005, respectively, the Company reported the Bank’s receipt of interim and final distributions from the bankruptcy proceeding in the amounts of $2.5 million and $2.2 million. During 2004, the Bank recognized $253,000 of the interim distribution as a recovery to its allowance for loan losses on amounts previously charged off. No further recoveries are expected.
The Bank and the Company are, from time to time, involved as either a plaintiff or defendant in various legal actions incident to its business. Other that discussed above, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk. These instruments, in the form of commitments to extend credit and financial and standby letters of credit, are offered in the normal course of business to meet the financing needs of customers. The company is exposed to varying degrees of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements as a result of such transactions. Commitments to extend credit are agreements to lend to a customer as long as there is compliance with conditions established in the agreement. These extensions of credit are based upon traditional underwriting standards and generally have a fixed expiration date of less than five years.
Letters of credit are documents issued by the Company on behalf of its customers in favor of third parties, who can present requests for drafts from the Company within specified terms and conditions. Letters of credit are secured by cash deposits. Standby letters of credit are conditional commitments issued by the Company to guarantee payment to a third party. Outstanding letters of credit generally expire within one year. The credit risk involved with these instruments is similar to the risk of extending loans and, accordingly, the underwriting standards are also similar. It is expected that most letters of credit will not require cash disbursements.
The components of financial instruments with off-balance sheet risk at December 31, follow:

	Fixed	Variable
2005	Rate	Rate	Total
(In Thousands)
Financial instruments with contract amounts represent credit risk:
Unused commitments to extend credit:
Residential mortgages	$1,126	$275	$1,401
Home equity lines of credit	813	8,371	9,184
Personal lines of credit	153	—	153
Commercial real estate mortgage	—	13,053	13,053
Construction	—	30,018	30,018
Commercial loans	272	18,702	18,974

Total unused commitments	$2,364	$70,419	$72,783

Letters of credit and standby letters of credit	$—	$798	$798

Forward commitments to sell mortgage loans	$472	$—	$472

Forward commitments to purchase investment security	$132	$—	$132

	Fixed	Variable
2004	Rate	Rate	Total
(In Thousands)
Financial instruments with contract amounts represent credit risk:
Unused commitments to extend credit:
Residential mortgages	$793	$478	$1,271
Home equity lines of credit	596	8,661	9,257
Personal lines of credit	154	—	154
Commercial real estate mortgage	—	19,168	19,168
Construction	—	21,040	21,040
Commercial loans	2	17,867	17,869

Total unused commitments	$1,545	$67,214	$68,759

Letters of credit and standby letters of credit	$—	$1,393	$1,393

Forward commitments to sell mortgage loans	$300	$—	$300

Forward commitments to sell mortgage loans are contracts which the Company enters into for the purpose of reducing the interest rate risk associated with originating loans held for sale. Risk may arise from the possible inability of the Company to originate loans to fulfill the contracts.
(13) FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND DUE FROM BANKS, SHORT-TERM INVESTMENTS, STOCK IN FEDERAL HOME LOAN BANK OF BOSTON, ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE
The carrying amount of each of these assets and liabilities is a reasonable estimate of fair value.
INVESTMENT SECURITIES
For investment securities, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
LOANS
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by classified and non-classified categories.
The fair value of non-classified loans is calculated by discounting scheduled cash flows through the expected maturity using current rates at which similar loans would be made to borrowers with similar credit ratings. For non-classified residential mortgage loans, maturity estimates are based on secondary market sources.
Fair value for significant classified loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.
DEPOSITS AND MORTGAGORS’ ESCROW ACCOUNTS
The fair value of demand deposits, NOW accounts, money market deposit accounts, savings accounts, and mortgage escrow accounts of borrowers is the amount payable on demand at the balance sheet date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
BORROWED FUNDS
The fair value of borrowed funds is determined as the cost of extinguishing the debt inclusive of any and all prepayment penalties. The prepayment penalties are determined by the Federal Home Loan Bank of Boston.
The estimated fair values of the Bank’s financial instruments at December 31, follow:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(In Thousands)
Financial assets:
Cash and due from banks	$10,489	$10,489	$7,193	$7,193
Short-term investments	198	198	209	209
Investment securities	260,046	254,978	263,303	261,755
Federal Home Loan Bank stock	10,097	10,097	7,887	7,887
Accrued interest receivable	2,458	2,458	2,894	2,894
Loans, net	230,485	228,842	228,670	228,516
Financial liabilities:
Deposits	$303,087	$301,682	$299,106	$298,588
Borrowed funds	153,380	154,052	157,263	160,061
Mortgagors’ escrow accounts	506	506	506	506
Accrued interest payable	513	513	444	444
Off-balance sheet financial instruments generally have interest rates which reflect current market rates. Management has determined that the difference between the carrying and fair value of these instruments is not material.
LIMITATIONS
Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and market conditions could significantly affect these estimates.

Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets that are not considered financial assets include other real estate acquired, banking premises and equipment, and core deposit and other intangibles. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
(14) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS.
The condensed financial statements for LSB Corporation, referred to as the “Parent Company” for purposes of this Note only at and for the year ended December 31, follow:

Balance Sheets	2005	2004
(In Thousands)
Assets:
Cash deposits in subsidiaries	$247	$424
Investment securities held to maturity at amortized cost	2,881	2,996
Investment in subsidiary, at equity	56,615	54,478
Other assets	229	12

Total assets	$59,972	$57,910

Liabilities and Stockholders’ Equity:
Liabilities:
Accrued income taxes	$25	$10
Accrued expenses	25	62

Total liabilities	50	72

Total stockholders’ equity	59,922	57,838

Total liabilities and stockholders’ equity	$59,972	$57,910

Statements of Operations	2005	2004	2003
(In Thousands)
Dividends from bank subsidiary	$1,800	$4,200	$500
Interest income from investment securities held to maturity	103	21	18

Total operating income	1,903	4,221	518
Non-interest expenses	243	243	180

Income before income taxes and undistributed earnings	1,660	3,978	338
Income tax benefit	(48)	(63)	(51)

Income before undistributed earnings of subsidiary	1,708	4,041	389
Equity in undistributed earnings of subsidiary	2,449	639	3,747

Net income	$4,157	$4,680	$4,136

The Parent Company’s statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and therefore are not presented here.

Cash flows	2005	2004
(In Thousands)
Cash flows from operating activities:
Net income	$4,157	$4,680
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in deferred income tax asset	-	216
Net distributed earnings of subsidiaries	(2,449)	(759)
Increase in other assets	(217)	(11)
Increase in liabilities	(22)	65
Accretion of discounts on investment securities	(103)	(21)

Net cash provided by operating activities	1,366	4,170

Cash flows from investing activities:
Purchases of investment securities held to maturity	(32,882)	(13,975)
Proceeds from maturities of investment securities held to maturity	33,100	11,500

Net cash (used in) provided by investing activities	218	(2,475)

Cash flows from financing activities:
Proceeds from exercise of stock options	723	806
Dividends paid	(2,484)	(2,236)

Net cash used in financing activities	(1,761)	(1,430)

Net (decrease) increase in cash and cash equivalents	(177)	265
Cash and cash equivalents, beginning of year	424	159

Cash and cash equivalents, end of year	$247	$424

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

(15) Quarterly Results of Operations (Unaudited)

	2005
	March	June	September	December
	31	30	30	31
(In Thousands, Except Per Share Data)
Interest and dividend income	$6,109	$6,495	$6,467	$6,487
Interest expense	2,555	2,964	3,012	3,107

Net interest income	3,554	3,531	3,455	3,380
Provision (credit) for loan losses	—	—	—	—

Net interest income after provision (credit) for loan losses	3,554	3,531	3,455	3,380
Non-interest income	365	387	381	432
Lawsuit judgment collected	—	—	—	2,223
Non-interest expense	2,581	2,760	2,507	3,296

Income before income tax	1,338	1,158	1,329	2,739
Income tax expense	479	400	472	1,056

Net income	$859	$758	$857	$1,683

Basic earnings per share	$0.20	$0.17	$0.19	$0.38
Diluted earnings per share	$0.19	$0.17	$0.19	$0.37

(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) — (CONTINUED)

	2004
	March	June	September	December
	31	30	30	31
(In Thousands, Except Per Share Data)
Interest and dividend income	$5,442	$5,461	$5,488	$5,940
Interest expense	2,019	2,095	2,096	2,310

Net interest income	3,423	3,366	3,392	3,630
Provision for loan losses	—	(300)	—	—

Net interest income after provision for loan losses	3,423	3,666	3,392	3,630
Non-interest income	322	505	348	378
Lawsuit judgment collected	—	2,275	—	5
Non-interest expense	2,488	2,771	2,706	2,699

Income before income tax	1,257	3,675	1,034	1,314
Income tax expense	471	1,318	337	474

Net income	$786	$2,357	$697	$840

Basic earnings per share	$0.18	$0.55	$0.16	$0.19
Diluted earnings per share	$0.18	$0.53	$0.16	$0.19

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s Adisclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company and its subsidiary required to be included in the Company’s periodic Securities and Exchange Commission filings would be made known to them by others within those entities in time to be included in the Company’s periodic Securities and Exchange Commission filings.
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
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information required by Item 10 of this Form is incorporated by reference herein from those sections in the Company’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders of the Company to be held May 2, 2006 (the “Proxy Statement”) entitled “INFORMATION REGARDING DIRECTORS,” “EXECUTIVE OFFICERS,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “CODE OF PROFESSIONAL CONDUCT.”
ITEM 11. EXECUTIVE COMPENSATION
Information required by Item 11 of this Form is incorporated by reference herein from the section in the Company’s Proxy Statement entitled “EXECUTIVE COMPENSATION.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of this Form is incorporated by reference herein from the sections in the Company’s Proxy Statement entitled “Equity Compensation Plan Information” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by Item 13 of this Form is incorporated by reference herein from the section in the Company’s Proxy Statement entitled “Indebtedness of Directors and Management and Certain Transactions with Management and Others.”
PART IV
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of this Form is incorporated by reference herein from the sections in the Company’s Proxy Statement entitled “RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and “The Board of Directors and its Committees — Audit Committee.”.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements: The following Consolidated Financial Statements of LSB Corporation and Subsidiary for the year ended December 31, 2005 are included in Item 8 of Part II to this report:

Report of Management Responsibility

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules: None.

	(3)	List of Exhibits: The following is a list of exhibits which are either filed or incorporated by reference as part of this annual report on Form 10-K. Upon request to Investors Relations, LSB Corporation, 30 Massachusetts Avenue, North Andover, MA 01845, copies of the individual exhibits will be furnished upon payment of a reasonable reproduction fee.

Exhibits:

Number	Description of Exhibit

(2)	Plan of Reorganization and Acquisition, dated as of March 12, 2001 between LSB Corporation and Lawrence Savings Bank (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)

(3)(i).1	Articles of Organization of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)

(3)(i).2	Articles of Amendment of the Articles of Organization of LSB Corporation, as submitted for filing in the Office of the Secretary of the Commonwealth of Massachusetts on December 30, 2005 (Filed as Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed January 6, 2006 and incorporated herein by reference)

(3)(ii)	By-Laws of LSB Corporation, as amended and restated (Filed as Exhibit 3(ii) to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)

(3)(iii)	Lawrence Savings Bank Certificate of Vote of Directors Establishing a Series of a Class of Stock

Number	Description of Exhibit

(4.1)	Specimen certificate of shares of common stock of the Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)

(4.2)	Rights Agreement dated as of December 12, 1996 between Lawrence Savings Bank and State Street Bank and Trust Company, as rights agent (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)

(4.3)	Renewed Rights Agreement dated as of November 17, 2005, between LSB Corporation and Computershare Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2006 and incorporated herein by reference)

(10.1)	Employment Agreement by and between the Bank and Paul A. Miller dated April 21, 1989 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.2)	Amendment dated December 23, 1992 to Employment Agreement dated April 21, 1989 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.3)	Amendment dated May 25, 2000 to Employment Agreement dated April 21, 1989 (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.4)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1989 (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.5)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1996 (Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.6)	Employment Agreement by and between the Bank and Timothy L. Felter dated February 24, 2000 (Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.7)	Employment Agreement by and between the Bank and John E. Sharland dated February 24, 2000 (Filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.8)	Employment Agreement by and between the Bank and Richard J. D’Ambrosio dated February 24, 2000 (Filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.9)	Lawrence Savings Bank 1986 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.10)	Lawrence Savings Bank 1997 Stock Option Plan (Filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.11)	Letter dated October 27, 2005, amending Employment Agreement dated April 21, 1989, between LSB Corporation, Lawrence Savings Bank and Paul A. Miller (Filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K filed November 4, 2005 and incorporated herein by reference)*

(10.12)	Employment Agreement dated November 1, 2005, between LSB Corporation, Lawrence Savings Bank and Gerald T. Mulligan (Filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K filed November 4, 2005 and incorporated herein by reference)*

(10.13)	Letter dated February 23, 2006 from Gerald T. Mulligan, President and Chief Executive Officer, to Board of Directors, LSB Corporation (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2006 and incorporated herein by reference)*

(10.14)	Resolutions of LSB Corporation and Lawrence Savings Bank adopted at a Joint Meeting of the Board of Directors, February 23, 2006 ((Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 2, 2006 and incorporated herein by reference)*

Number	Description of Exhibit

(14)	Code of Professional Conduct (Filed as Exhibit 14 to the Company’s 2003 Annual Report on Form 10-K and incorporated herein by reference)

(21)	Subsidiary of LSB Corporation and subsidiaries of Lawrence Savings Bank (Filed as Exhibit 21 to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)

(23.1)	Consent of KPMG LLP

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement
Financial Statement excluded from Annual Report to Shareholders
     None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB Corporation
By:	/s/ Gerald T. Mulligan
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby makes, constitutes and appoints Gerald T. Mulligan acting individually, his true and lawful attorney, with full power to sign for such person and in such person’s name and capacity indicated below any and all amendments to this Form 10-K, hereby ratifying and confirming such person’s signature as it may be signed by said attorney to any and all amendments.

Signature	Title	Date

/s/ Gerald T. Mulligan	President, Chief Executive Officer and Director	March 23, 2006
Gerald T. Mulligan	(Principal Executive Officer)

/s/ Diane L. Walker	Executive Vice President, Treasurer and	March 23, 2006
Diane L. Walker	Chief Financial Officer
(Principal Financial and Principal Accounting
Officer)

/s/ Thomas J. Burke	Chairman of the Board	March 23, 2006
Thomas J. Burke	Director

/s/ Eugene A. Beliveau	Director	March 23, 2006
Eugene A. Beliveau

/s/ Malcolm W. Brawn	Director	March 23, 2006
Malcolm W. Brawn

./s/ Byron R. Cleveland, Jr.	Director	March 23, 2006
Byron R. Cleveland, Jr.

/s/ Robert F. Hatem	Director	March 23, 2006
Robert F. Hatem

/s/ Richard Hart Harrington	Director	March 23, 2006
Richard Hart Harrington

/s/ Marsha A. McDonough	Director	March 23, 2006
Marsha A. McDonough

/s/ Kathleen Boshar Reynolds	Director	March 23, 2006
Kathleen Boshar Reynolds