Form 10-Q
period 2006-03-31
LSB CORP
filed 2006-05-15
CIK 1143848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2006
Common Stock, par value $.10 per share	4,533,867 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$8,577	$10,489
Federal funds sold	3,372	198

Total cash and cash equivalents	11,949	10,687

Investment securities held to maturity (market value of $208,615 in 2005)	—	213,683
Investment securities available for sale (amortized cost of $279,982 in 2006 and $47,554 in 2005)	271,812	46,363
Federal Home Loan Bank stock, at cost	10,097	10,097
Loans, net of allowance for loan losses	238,256	230,485
Bank premises and equipment	3,244	3,251
Accrued interest receivable	2,925	2,458
Deferred income tax asset	6,335	3,446
Other assets	1,229	1,330

Total assets	$545,847	$521,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$302,931	$303,087
Borrowed Funds	181,734	153,380
Advance payments by borrowers for taxes and insurance	684	506
Other liabilities	4,545	4,905

Total liabilities	489,894	461,878

Stockholders’ equity:
Preferred stock, $.10 par value per share: 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,527,617 and 4,464,033 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively,	453	446
Additional paid-in capital	60,556	59,856
Retained earnings (accumulated deficit)	(42)	326
Accumulated other comprehensive loss, net of tax	(5,014)	(706)

Total stockholders’ equity	55,953	59,922

Total liabilities and stockholders’ equity	$545,847	$521,800

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
	2006	2005
	(In thousands, except share data)
Interest and dividend income:
Loans	$3,948	$3,572
Investment securities held to maturity	—	1,914
Investment securities available for sale	2,438	524
Federal Home Loan Bank stock	123	84
Short-term interest income	26	15

Total interest and dividend income	6,535	6,109

Interest expense:
Deposits	1,547	1,066
Borrowed funds	1,694	1,489

Total interest expense	3,241	2,555

Net interest income	3,294	3,554

Provision for loan losses	—	—

Net interest income after provision for loan losses	3,294	3,554

Non-interest income:
Loan servicing fees	7	38
Deposit account fees	209	207
Gains on sales of mortgage loans, net	4	11
Other income	110	109

Total non-interest income	330	365

Non-interest expense:
Salaries and employee benefits	2,067	1,576
Occupancy and equipment expenses	330	255
Data processing expenses	233	221
Professional expenses	163	104
Other expenses	430	425

Total non-interest expenses	3,223	2,581

Income before income tax expense	401	1,338
Income tax expense	141	479

Net income	$260	$859

Average shares outstanding	4,496,013	4,365,559
Common stock equivalents	59,712	167,192

Average diluted shares outstanding	4,555,725	4,532,751

Basic earnings per share	$0.06	$0.20
Diluted earnings per share	$0.06	$0.19

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 AND THE
THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

			(Accumulated	Accumulated
		Additional	Deficit)/	Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity
			(In thousands, except per share data)
Balance at December 31, 2004	$434	$59,145	$(1,347)	$(394)	$57,838
Net income	—	—	4,157	—	4,157
Other comprehensive income:
Unrealized loss on securities available for sale, net (tax effect $211)	—	—	—	(312)	(312)

Total comprehensive income					3,845
Exercise of stock options	12	500	—	—	512
Tax benefit of stock options exercised	—	211	—	—	211
Dividends declared and paid ($0.56 per share)	—	—	(2,484)	—	(2,484)

Balance at December 31, 2005	$446	$59,856	$326	$(706)	$59,922

			(Accumulated	Accumulated
		Additional	Deficit)/	Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity
			(In thousands, except per share data)
Balance at December 31, 2005	$446	$59,856	$326	$(706)	$59,922
Net income	—	—	260	—	260
Other comprehensive income:
Unrealized loss on securities available for sale, net (tax effect $2,671)	—	—	—	(4,308)	(4,308)

Total comprehensive loss					(4,048)
Stock-based compensation	—	32	—	—	32
Exercise of stock options	7	611	—	—	618
Tax benefit of stock options exercised	—	57	—	—	57
Dividends declared and paid ($0.14 per share)	—	—	(628)	—	(628)

Balance at March 31, 2006	$453	$60,556	$(42)	$(5,014)	$55,953

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$260	$859
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of mortgage loans	(4)	(11)
Net amortization of investment securities	332	408
Depreciation of premises and equipment	106	113
Loans originated for sale	(682)	(1,741)
Proceeds from sales of mortgage loans	998	1,752
Increase in accrued interest receivable	(467)	(34)
Deferred income tax benefit	(218)	(222)
Stock-based compensation	32	—
(Increase) decrease in other assets	101	201
Increase in advance payments by borrowers	178	147
Decrease in other liabilities	(360)	(374)

Net cash provided by operating activities	276	1,098

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	2,900	25,170
Proceeds from maturities of investment securities available for sale	—	15,000
Purchases of investment securities held to maturity	—	(45,613)
Purchases of mortgage-backed securities held to maturity	—	(22,654)
Purchases of investment securities available for sale	(3,827)	(14,197)
Purchases of mortgage-backed securities available for sale	(23,773)	—
Purchase of other equity securities available for sale	—	(72)
Purchases of Federal Home Loan Bank stock	—	(1,794)
Principal payments of securities held to maturity	4,680	4,377
Principal payments of securities available for sale	943	857
Increase in loans, net	(8,083)	(1,643)
Purchases of Bank premises and equipment	(99)	(46)

Net cash used in investing activities	(27,259)	(40,615)

Cash flows from financing activities:
Net (decrease) increase in deposits	(156)	2,767
Additions to Federal Home Loan Bank advances	20,000	33,900
Payments on Federal Home Loan Bank advances	(5,240)	(26,031)
Net increase in agreements to repurchase securities	(406)	(243)
Net increase in other borrowed funds	14,000	32,000
Dividends paid	(628)	(613)
Proceeds from exercise of stock options	618	270
Tax benefit from exercise of stock options	57	196

Net cash provided by financing activities	28,245	42,246

Net increase in cash and cash equivalents	1,262	2,729
Cash and cash equivalents, beginning of period	10,687	7,402

Cash and cash equivalents, end of period	$11,949	$10,131

Cash paid during the period for:
Interest on deposits	$1,547	$1,073
Interest on borrowed funds	1,601	1,436
Income taxes	896	1,185
Supplemental schedule of non-cash activities:
Change in valuation of investment securities available for sale, net	(4,308)	(546)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)
1. BASIS OF PRESENTATION
LSB Corporation (the “Corporation” or the “Company”) is a Massachusetts corporation and the holding company of its wholly-owned subsidiary Lawrence Savings Bank (the “Bank”) a state-chartered Massachusetts savings bank. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank.
The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to $100,000 per account, as defined by the FDIC (except for certain retirement accounts which are insured up to $250,000), and the Depositors Insurance Fund (“DIF”) of Massachusetts, a private industry-sponsored insurer, for customer deposit amounts in excess of FDIC insurance limits. The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, Lawrence Savings Bank, and its wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, Pemberton Corporation, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. In the opinion of management, the accompanying Consolidated Financial Statements reflect all necessary adjustments consisting of normal recurring accruals for fair presentation. Certain amounts in prior periods have been re-classified to conform to the current presentation.
The Corporation’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Accordingly, management is required to make estimates and assumptions that affect amounts reported in the balance sheets and statements of income. Actual results could differ significantly from those estimates and judgments. A material estimate that is particularly susceptible to change relates to the allowance for loan losses.
The interim results of consolidated income are not necessarily indicative of the results for any future interim period or for the entire year. These interim Consolidated Financial Statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
2. STOCK OPTIONS
The following table presents the amount of cumulatively granted options and restricted stock awards, net of cancellations, through March 31, 2006:

			Cumulative
			Awards, Net of
	Authorized Option Awards	Stock Awards	Expirations
1986 Plan	720,500	N/A	430,250
1997 Plan	449,500	N/A	427,850
2006 Plan (1)	—		—

	1,170,000		858,100

(1)	The 2006 Stock Option Plan was approved by the Board of Directors of the Company for a total issuance of 400,000 options, with a total of 100,000 allowable as restricted stock awards. This Plan was approved by the Company’s shareholders on May 2, 2006.
At March 31, 2006, there were no shares available for grant under either the 1986 Plan due to its expiration or the 1997 Plan due to all authorized awards being granted by December 31, 2005. Under all plans, the option exercise price equals the fair market value on the date of grant. All options granted under the 1986 and 1997 Plans vested over three years from the date of grant and have ten-year contractual terms. Options granted under these plans expire between 2006 and 2015. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares.

Prior to January 1, 2006, the Company accounted for its stock-based plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized for stock options in the Consolidated Statement of Income for the periods ended on or prior to December 31, 2005, as options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) for all share-based payments, using the modified prospective transition method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, of which the Company has none to date. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R or SFAS 123. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.
The total compensation expense before tax recognized in earnings by the Company in the quarter ended March 31, 2006 was approximately $32,000.
As required, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Therefore, the Company had $57,000 of excess tax benefits classified as a financing cash inflow during the quarter ended March 31, 2006.
Cash received from stock option exercises for the quarters ended March 31, 2006 and 2005 was approximately $618,000 and $270,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $57,000 and $196,000, respectively, for the quarters ended March 31, 2006 and 2005. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the quarters ended March 31, 2006 and 2005.
For purposes of pro forma disclosures for periods prior to January 1, 2006, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s net income and earnings per share for the quarter ended March 31, 2005, had the Company elected to recognize compensation expense for the granting of options under SFAS 123 using the Black-Scholes option pricing model would have been reduced to the following pro forma amounts:

Three months ended 3/31/05
(In thousands, except share data)
Net income:
As reported	$859
Less: Pro forma stock based compensation cost (net of taxes)	30

Pro forma	$829

Basic earnings per share:
As reported	$0.20
Pro forma	$0.19
Diluted earnings per share:
As reported	$0.19
Pro forma	$0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: expected volatility of 23.8%, expected average life of 4.3 years, risk-free interest rate of 3.8% and expected dividend yield of 3.21%.
A summary of the status of the Company’s 2006 Plan, 1997 Plan and 1986 Plan for the quarter ended March 31, 2006 is presented in the table below:

	2006
		Weighted	Wtd. Avg.	Aggregate
		Average	Remaining	Intrinsic
	Option	Exercise	Contractual	Value
	Shares	Price ($)	Term (years)	($000)
Balance, January 1	349,100	$12.88	5.4
Granted	—	—	—
Exercised	(81,775)	$11.43	4.4
Forfeited	—	—	—
Expired	—	—	—

Balance, March 31	267,325	$13.32	5.7	$1,261

Options exercisable at March 31	239,450	$12.91	5.4	$1,226
Weighted average grant date fair value of options granted	—	—	—
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on March 31, 2006 of $18.03, which would have been received by the option holders had all option holders exercised their options as of that date.
The 2006 Stock Option Plan was not approved by shareholders until May 2, 2006. No options were granted under the 2006 Plan during the first quarter of 2006.
A summary of the status of the Company’s nonvested options and restricted shares as of March 31, 2006 and changes during the quarter then ended is presented in the table below:

Nonvested Shares Issued Under the Plans
	Stock Options		Restricted Stock Awards
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2006	55,050	$16.84	—	$
Granted	—	—	—	—
Vested	(27,175)	16.89	—	—
Forfeited	—	—	—	—

Nonvested at March 31, 2006	27,875	$16.79	—	$—

3. DEFINED BENEFIT PLAN
The Company provides pension benefits for its employees through membership in the Savings Bank Employees’ Retirement Association (the “Plan”). The Plan is a multiple-employer, non-contributory, defined benefit plan. Bank employees become eligible after attaining 21 years of age and completing one year of service. Benefits become fully vested after three years of eligible service. The Company’s annual contribution to the Plan is calculated according to standards established under the Employee Retirement Income Security Act (“ERISA”). The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. The Company does not expect to contribute to the Plan for the Plan year ending October 31, 2005.

Net pension cost components for the three months ended March 31, 2006 and 2005, follow:

	Three months ended
	3/31/06	3/31/05
	(In thousands)
Service cost	$87	$104
Interest cost	107	106
Expected return on plan assets	(136)	(121)
Net amortization and deferrals	(1)	(1)

Net periodic pension cost	$57	$88

4. CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. After review with legal counsel, management does not believe resolution of such litigation will have a material adverse effect on the financial condition and operating results of the Company.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this report, the Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Such forward-looking statements are expressions of management’s expectations as of the date of this report regarding future events or trends and which do not relate to historical matters. Such expectations may or may not be realized, depending on a number of variable factors, including but not limited to, changes in interest rates, general economic conditions, regulatory considerations and competition. For more information about these factors, please see our 2005 Annual Report on Form 10-K on file with the SEC, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As a result of such risk factors and uncertainties, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.
Critical Accounting Policies & Estimates
The Company has not changed its significant accounting and reporting policies from those disclosed in its 2005 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2005 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, deferred tax asset valuation and impairment of the investment portfolio. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates.
EXECUTIVE LEVEL OVERVIEW
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Management’s efforts are to increase the commercial loan portfolios, which include construction, commercial real estate and commercial loans. Management’s efforts for funding are to increase core deposit accounts, which are lower interest bearing accounts. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Deposits and borrowings have short durations and the costs of these funds do not necessarily rise and fall concurrent with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function and review at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.
The provision for loan losses was zero for the three months ended March 31, 2006 based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans.
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
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of Massachusetts and southern New Hampshire. The Company had total assets of $545.8 million at March 31, 2006 compared to $521.8 million at December 31, 2005. The $24.0 million increase in asset size at March 31, 2006 from December 31, 2005 is mainly attributable to an increase of $11.8 million in investment securities, an increase of $3.2 million in federal funds sold, and $7.8 million in total loan growth. The funding for these assets came from an increase in total borrowings of $28.4 million, offset by a decline in total deposits of $156,000.
Investments:
The investment securities portfolio totaled $271.8 million or 49.8% of total assets at March 31, 2006, compared to $260.0 million, or 49.8% of total assets at December 31, 2005, an increase of $11.8 million from year-end. The most significant change from the end of the year was the reclassification of $205.8 million of investments held to maturity into investments available for sale. The impact of this change requires the unrealized loss to be reflected on the balance sheet in the “accumulated other comprehensive loss” portion of stockholders’ equity. This realized loss totaled $4.0 million at March 31, 2006. The reason for the reclassification reflects the opinion of management that all investments may not be held until maturity and that the Company may want to make strategic changes in the entire investment portfolio. The change in mix in the investment securities portfolio was due to purchases of corporate bonds and mortgage-backed securities (“MBSs”), maturities and payments on asset-backed securities, payments on MBSs and maturities of corporate obligations. Purchases and reinvested funds were in MBSs, and asset-backed securities (collateralized mortgage obligations or “CMOs”).

The following table reflects the components and carrying values of the investment securities portfolio at March 31, 2006 and December 31, 2005:

	3/31/06				12/31/05
	Amortized	Unrealized		Market	Amortized	Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)
Investment securities available for sale:
U.S. Treasury bonds	$5,116	$—	$(482)	$4,634	$5,119	$—	$(350)	$4,769
Federal Agency bonds	96,573	—	(2,400)	94,173	9,932	—	(265)	9,667

U.S. Treasury & Federal Agency bonds	101,689	—	(2,882)	98,807	15,051	—	(615)	14,436

Corporate bonds	15,089	5	(455)	14,639	3,181	—	(135)	3,046
Municipal bonds	1,513	—	(9)	1,504	—	—	—	—
Mutual funds	1,000	—	(63)	937	1,000	—	(45)	955
Other investments/equity securities	240	—	(7)	233	240	—	(7)	233

Other investment securities	17,842	5	(534)	17,313	4,421	—	(187)	4,234

Asset-backed securities/CMO	91,957	2	(2,658)	89,301	24,662	9	(342)	24,329
Mortgaged-backed securities	68,494	38	(2,141)	66,391	3,420	10	(66)	3,364

ABS/CMO/MBS	160,451	40	(4,799)	155,692	28,082	19	(408)	27,693

Total investment securities available for sale	$279,982	$45	$(8,215)	$271,812	$47,554	$19	$(1,210)	$46,363

Investment securities held to maturity:
U.S. Treasury bonds	$—	$—	$—	$—	$—	$—	$—	$—
Federal Agency bonds	—	—	—	—	87,017	56	(1,944)	85,129

U.S. Treasury & Federal Agency bonds	—	—	—	—	87,017	56	(1,944)	85,129

Corporate bonds	—	—	—	—	8,143	11	(280)	7,874
Commercial paper	—	—	—	—	2,881	—	—	2,881
Municipal bonds	—	—	—	—	1,526	—	(14)	1,512
Mutual funds	—	—	—	—	—	—	—	—
Other investments/equity securities	—	—	—	—	—	—	—	—

Other investment securities	—	—	—	—	12,550	11	(294)	12,267

Asset-backed securities/CMO	—	—	—	—	70,415	4	(1,679)	68,740
Mortgage-backed securities	—	—	—	—	43,701	40	(1,262)	42,479

ABS/CMO/MBS	—	—	—	—	114,116	44	(2,941)	111,219

Total investment securities held to maturity	$—	$—	$—	$—	$213,683	$111	$(5,179)	$208,615

Loans:
Total loans increased $7.8 million to $238.3 million at March 31, 2006 from $230.5 million at December 31, 2005. Retail loans comprised primarily of residential mortgage loans increased $1.6 million during the first three months of 2006 while corporate loans, which is comprised of construction and commercial real estate loans, increased $6.2 million during the same period.
The following table reflects the loan portfolio at March 31, 2006 and December 31, 2005:

	3/31/06	12/31/05
	(In thousands)
Residential mortgage loans	$63,910	$62,659
Equity loans	10,709	10,412
Consumer loans	450	468

Total retail loans	75,069	73,539

Construction loans	32,606	24,137
Commercial real estate loans	126,313	127,617
Commercial loans	8,428	9,318

Total corporate loans	167,347	161,072

Total loans	242,416	234,611
Allowance for loan losses	(4,160)	(4,126)

Total loans, net	$238,256	$230,485

Allowance For Loan Losses
The following table summarizes changes in the allowance for loan losses for the three months ended March 31, 2006 and 2005:

	Three months ended
	3/31/06	3/31/05
	(In thousands)
Beginning balance	$4,126	$4,140
Provision charged to operations	—	—
Recoveries on loans previously charged-off	38	3
Loans charged-off	(4)	(4)

Ending balance	$4,160	$4,139

Allowance for loan losses as a percent of total loans	1.72%	1.77%
The allowance for loan losses increased slightly to $4.2 million at March 31, 2006 as compared to December 31, 2005. However, the allowance for loan losses as a percent of total loans has decreased slightly to 1.72% at March 31, 2006 down from 1.77% at December 31, 2005, due to an increase in total loans outstanding at March 31, 2006 compared to December 31, 2005. As mentioned previously, the loan portfolio grew $7.8 million in the first quarter of 2006 without a significant change in credit risk to the Company.
The balance of the allowance for loan losses reflects management’s assessment of estimated credit and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing allowance levels. Management believes the allowance level is adequate to absorb the estimated credit losses inherent in the loan portfolio. The allowance for loan losses reflects information available to management at the end of each period.
Risk Assets:
Risk assets consist of non-performing loans and other real estate owned. Non-performing loans consist of both a) loans 90 days or more past due, and b) loans placed on non-accrual because full collection of the principal balance is in doubt. Other real estate owned (OREO) is comprised of foreclosed properties where the Company has formally received title or has possession of the collateral.
Total risk assets were $32,000 at March 31, 2006 and December 31, 2005. The Company had no impaired loans at March 31, 2006, December 31, 2005 or March 31, 2005.
The following table summarizes the Company’s risk assets at March 31, 2006, December 31, 2005 and March 31, 2005:

	3/31/06	12/31/05	3/31/05
	(Dollars in thousands)
Non-performing loans	$32	$32	$34
Other real estate owned	—	—	—

Total risk assets	$32	$32	$34

Risk assets as a percent of total assets	0.01%	0.01%	0.01%

Deposits:
Total interest bearing deposits amounted to $285.7 million at March 31, 2006 compared to $284.2 million at December 31, 2005, an increase of $1.5 million. Offsetting this increase was a decline of $1.7 million in non-interest bearing or demand deposit accounts. The largest change from December 31, 2005 was due primarily to an increase of $4.1 million in higher costing money market investment accounts.

The following table reflects the components of the deposit portfolio at March 31, 2006 and December 31, 2005:

	3/31/06	12/31/05
	(In thousands)
NOW and Super NOW accounts	$36,471	$38,349
Demand deposit accounts	17,227	18,912
Savings accounts	40,917	41,941
Money market investment accounts	80,705	76,594
Certificates of deposit	127,611	127,291

Total deposits	$302,931	$303,087

Borrowings:
Borrowings consist of Federal Home Loan Bank advances, other borrowed funds (short term FHLB advances) and securities sold under agreements to repurchase. Total borrowings amounted to $181.7 million at March 31, 2006 compared to $153.4 million at December 31, 2005, an increase of $28.4 million. The increase in total borrowings was the source of funding for the growth in total assets during the first quarter of 2006.
The following table reflects the components of borrowings at March 31, 2006 and December 31, 2005:

	3/31/06	12/31/05
	(In thousands)
Federal Home Loan Bank advances	$136,621	$121,861
Other borrowed funds	41,000	27,000
Customer repurchase agreements	4,113	4,519

Total borrowings	$181,734	$153,380

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
SUMMARY
The Company reported net income of $260,000 or $0.06 per diluted share and $859,000 or $0.19 per diluted share for the three months ended March 31, 2006 and 2005, respectively. The decline in net income for the period ending March 31, 2006 was primarily due to severance payments in the amount of $373,000 incurred with the resignation of two former executive officers and to a continued compression of the Company’s net interest margin from 2.78% in the first quarter of 2005 to 2.60% in the first quarter of 2006.
Net Interest Income From Operations:
Net interest income for the three months ended March 31, 2006 and 2005 decreased by $260,000 or 7.3% to $3.3 million from $3.6 million, respectively. The net interest rate spread decreased to 2.21% for the three months ended March 31, 2006 versus 2.49% for the same period of 2005. Interest income for the three months ended March 31, 2006 experienced an increase of $426,000 primarily due to higher loan balances and higher rates on the loans from the same period of 2005. More than offsetting the increase in total interest income was a corresponding increase of $686,000 in total interest expense primarily due to higher rates paid on deposits and borrowings.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended March 31, 2006 and 2005. Average loans include non-performing loans.

	3/31/06			3/31/05
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Assets
Investment securities:
Short-term investments	$2,346	$26	4.49%	$2,479	$16	2.62%
U. S. Government and Federal Agency bonds	102,361	807	3.20	129,641	1,043	3.26
Corporate and municipal bonds and other securities	25,780	237	3.73	26,695	238	3.62
Collateralized mortgage obligations and mortgaged- backed securities	145,084	1,517	4.24	126,367	1,240	3.98

Total investment securities	275,571	2,587	3.81	285,182	2,537	3.61

Loans:
Residential real estate	63,119	821	5.28	60,074	783	5.29
Equity	10,641	160	6.10	8,732	104	4.83
Consumer	532	8	6.10	706	10	5.74

Total retail loans	74,292	989	5.40	69,512	897	5.23

Construction	26,824	571	8.63	15,553	260	6.78
Commercial real estate	127,232	2,216	7.06	133,668	2,191	6.65
Commercial	9,057	172	7.70	14,980	224	6.06

Total corporate loans	163,113	2,959	7.36	164,201	2,675	6.61

Total loans	237,405	3,948	6.74	233,713	3,572	6.20

Total interest-earning assets	512,976	6,535	5.17%	518,895	6,109	4.77%

Allowance for loan losses	(4,147)			(4,153)
Other assets	17,471			17,272

Total assets	$526,300			$532,014

Liabilities and Stockholders’ Equity

Deposits:
NOW and Super NOW accounts	$36,387	$11	0.12%	$38,163	$11	0.12%
Regular savings accounts	41,013	50	0.49	45,360	55	0.49
Money market investment accounts	79,849	430	2.18	81,923	244	1.21
Certificates of deposit and escrow	127,772	1,056	3.35	119,618	756	2.56

Total interest bearing deposits	285,021	1,547	2.20	285,064	1,066	1.52

Borrowed funds:
Other borrowed funds	33,445	365	4.43	52,107	316	2.46
FHLB Advances	125,776	1,329	4.29	117,410	1,173	4.05

Total borrowed funds	159,221	1,694	4.31	169,517	1,489	3.56

Total interest bearing liabilities	444,242	3,241	2.96%	454,581	2,555	2.28%

Non-interest bearing deposits	17,439			16,223
Other liabilities	4,794			3,369

Total liabilities	466,475			474,173
Stockholders’ equity	59,825			57,841

Total liabilities and stockholders’ equity	$526,300			$532,014

Net interest rate spread			2.21%			2.49%
Net interest income		$3,294			$3,554

Net interest margin on average earning assets			2.60%			2.78%

Interest Income:
Interest income rose $426,000 or 7.0% during the first quarter of 2006 versus the same quarter in 2005, mainly attributable to a rise in average loan interest rates.
Average loan interest rates increased 54 basis points from 6.20% to 6.74% during the first quarters of 2005 and 2006, respectively, contributing $299,000 to interest income. Average loan balances rose $3.7 million from $233.7 million in 2005 to $237.4 million in 2006 contributing $77,000 to interest income.
Average investment security interest rates increased 20 basis points during the first three months of 2006 from 3.61% in 2005 to 3.81% in 2006 adding $82,000 to interest income. Average investment security balances declined $9.6 million from $285.2 million in 2005 to $275.6 million in 2006 reducing interest income by $32,000.
Interest Expense:
Interest expense increased $686,000 or 26.8% during the first three months of 2006 from $2.6 million in the first quarter of 2005 to $3.2 million in the first quarter of 2006 primarily due to the rise in average deposit interest rates.
Average deposit interest rates rose 84 basis points from 1.36% to 2.20% in the first three months of 2005 and 2006, respectively, contributing $439,000 to interest expense. Average deposit balances decreased slightly by $43,000 from $285.1 million in 2005 to $285.0 million in 2006 increasing interest expense by $42,000.
Average borrowed funds interest rates increased 75bp from 3.56% in the first quarter of 2005 to 4.31% in the same quarter of 2006 resulting in a rise of $260,000 to interest expense, the majority of which, $190,000, related to short-term borrowed funding. Average borrowed funds balances declined $10.3 million or 6.1% from $169.5 million in 2005 to $159.2 million in 2006. This decline reduced interest expense by $55,000 primarily due to $141,000 reduction in short-term borrowed funds interest expense partially offset by an increase of $86,000 in long-term borrowed funds interest expense.
Provision For Loan Losses:
The provision for loan losses was zero for the three months ended March 31, 2006 and 2005. The absence of a provision for loan losses was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has remained fairly consistent at $4.2 million and $4.1 million at March 31, 2006 and March 31, 2005, respectively. The coverage of the allowance for loan losses has decreased slightly to 1.72% at March 31, 2006 from 1.77% at March 31, 2005 due to the loan growth during 2006.
Non-Interest Income:
Non-interest income decreased 9.6% for the three months ended March 31, 2006 compared to the same period in 2005 totaling $330,000 and $365,000, respectively. The decrease was primarily attributable to a decrease of $31,000 in loan servicing fees from $38,000 in 2005 to $7,000 in 2006 due to the acceleration of amortization of mortgage servicing rights (“MSR”). Deposit account fees remained stable at $209,000 and $207,000, respectively, in 2006 and 2005. Gains on sales of mortgage loans declined to $4,000 in 2006 from $11,000 in 2005 due to a reduction in loan sale volume. Other income remained flat at $110,000 and $109,000, respectively in 2006 versus 2005.
Non-Interest Expense:
Non-interest expenses rose $642,000 or 24.9% during 2006 to $3.2 million in the first three months of 2006 versus $2.6 million for the same period of 2005. The increase was mainly attributable to an increase of $491,000 or 31.2% in salaries and employee benefits to $2.1 million from $1.6 million primarily due to severance payments in the amount of $373,000 incurred with the resignation of two former executive officers. Occupancy and equipment expense increased $75,000 or 29.4% to $330,000 in the first quarter of 2006 from $255,000 in the same period of 2005 primarily due to an increase of $63,000 in repairs and maintenance. Professional fees increased $59,000 to $163,000 in 2006 from $104,000 in 2005’s first quarter due to an increase in tax preparation fees due to the Company changing its tax year end from October 31 to December 31 and to an increase in legal expenses due to a reduction in legal accruals included in 2005 not included in 2006. Data processing expenses increased slightly to $233,000 from $221,000 in 2005 due to an increase in service bureau charges. Other expenses remained stable at $430,000 and $425,000, respectively, for the first quarter of 2006 and 2005.

Income Taxes:
The Company reported an income tax expense of $141,000 for the three months ended March 31, 2006 or an effective income tax rate of 35.2%. This compares to an income tax expense of $479,000 for the three months ended March 31, 2005 or effective income tax rate of 35.8%. Income tax expense decreased $338,000 from quarter to quarter primarily due to a decrease in taxable earnings within the consolidated group. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable income within the group can change.
Liquidity and Capital Resources:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, Lawrence Savings Bank. The Bank did not pay a dividend to the Company in the first quarter of 2006. The Bank paid dividends to the Company in the amount of $600,000 during the first three months of 2005. The Company made cash payments of dividends to shareholders in the amount of $628,000 and $613,000 in the first three months of 2006 and 2005, respectively.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank currently has a $5 million unsecured Federal funds line of credit with another institution. At March 31, 2006, the entire $11.8 million in available lines of credit was available.
The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s investments in FHLB stock, its residential mortgage portfolio and the portion of the investment portfolio which meets FHLB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLB at March 31, 2006 was $284.5 million, of which $177.6 million had been borrowed.
At March 31, 2006, the Company’s stockholders’ equity was $56.0 million as compared to $59.9 million at December 31, 2005. The change during the first three months of 2006 occurred due to net income of $260,000, a tax benefit associated with the exercise of stock options of $57,000, proceeds of $618,000 from the exercise of stock options and compensation expense relating to stock options of $32,000 in conjunction with the Company adopting SFAS 123R. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $628,000 and a $4.3 million decrease in the market value of investment securities available for sale, net of taxes due mainly to the transfer of securities previously held in the held to maturity portfolio to the available for sale portfolio.
The Company’s leverage ratio at March 31, 2006 and December 31, 2005 was 11.52% and 11.34%, respectively. The Company’s and the Bank’s total risk based capital ratios were 19.49% and 18.42% at March 31, 2006, respectively, compared with 20.34% and 19.54% at December 31, 2005, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The response is incorporated herein by reference to the discussion under the sub-caption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2005 Annual Report on Form 10-K.
ITEM 4: CONTROLS AND PROCEDURES
The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its subsidiary would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Stockholders was held on May 2, 2006. At the Annual Meeting, Thomas J. Burke, Marsha A. McDonough and Kathleen Boshar Reynolds were elected Class A directors to serve until the 2009 Annual Meeting and until their successors are elected and qualified and Gerald T. Mulligan was elected a Class C director to serve until the 2008 Annual Meeting and until his successor is elected and qualified. The terms of Class C directors Eugene A. Beliveau, Byron R. Cleveland, Jr., and Robert F. Hatem continue until the 2008 Annual Meeting and the terms of Class B directors Malcolm W. Brawn and Richard Hart Harrington continue until the 2007 Annual Meeting. Also at the Annual Meeting, the stockholders approved the Company’s 2006 Stock Option and Incentive Plan and ratified the appointment of KPMG LLP as the Company’s registered independent auditors for fiscal year 2006. A tabulation of the votes cast for, against or withheld and of the abstentions and broker non-votes as to each matter presented, including a separate tabulation with respect to each director nominee, is set forth below:
Proposal 1. Election of three Class A Directors for a three-year term.

DIRECTOR NOMINEE	FOR	WITHHELD
Thomas J. Burke	3,649,509	413,648
Marsha A. McDonough	3,649,603	413,554
Kathleen Boshar Reynolds	3,649,618	413,539
Proposal 2. Election of one class C Director for a two-year term.

DIRECTOR NOMINEE	FOR	WITHHELD
Gerald T. Mulligan	3,731,133	332,024
Proposal 3. Approval and Ratification of the LSB Corporation 2006 Stock Option and Incentive Plan.

FOR	1,880,946
AGAINST	385,554
ABSTAIN	5,293
Broker Non Vote	1,791,364

Proposal 4. Ratification of Appointment of KPMG LLP.

FOR	3,725,835
AGAINST	330,282
ABSTAIN	7,040
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Please see the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION
May 12, 2006	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

May 12, 2006	/s/ Diane L. Walker
Diane L. Walker
Senior Vice President Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the three months ended March 31, 2006
EXHIBIT INDEX