Form 10-Q
period 2006-06-30
LSB CORP
filed 2006-08-14
CIK 1143848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2006

Common Stock, par value $.10 per share	4,548,867 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$9,073	$10,489
Federal funds sold	7,559	198

Total cash and cash equivalents	16,632	10,687

Investment securities held to maturity (market value of $208,615 in 2005)	—	213,683
Investment securities available for sale (amortized cost of $239,500 in 2006 and $47,554 in 2005)	232,305	46,363
Federal Home Loan Bank stock, at cost	9,359	10,097
Loans, net of allowance for loan losses	243,819	230,485
Bank premises and equipment	3,370	3,251
Accrued interest receivable	2,022	2,458
Current income tax receivable	536	—
Deferred income tax asset	6,401	3,446
Other assets	1,441	1,330

Total assets	$515,885	$521,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$304,882	$303,087
Borrowed funds	150,856	153,380
Advance payments by borrowers for taxes and insurance	497	506
Other liabilities	5,467	4,905

Total liabilities	461,702	461,878

Stockholders’ equity:
Preferred stock, $.10 par value per share: 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,548,867 and 4,464,033 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	455	446
Additional paid-in capital	60,807	59,856
Retained earnings (accumulated deficit)	(2,620)	326
Accumulated other comprehensive loss, net of tax	(4,459)	(706)

Total stockholders’ equity	54,183	59,922

Total liabilities and stockholders’ equity	$515,885	$521,800

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands, except share data)
Interest and dividend income:
Loans	$4,277	$3,705	$8,226	$7,277
Investment securities held to maturity	—	2,144	—	4,058
Investment securities available for sale	2,661	516	5,100	1,040
Federal Home Loan Bank stock	8	107	131	191
Short term interest income	101	23	126	38

Total interest and dividend income	7,047	6,495	13,583	12,604

Interest expense:
Deposits	1,702	1,190	3,248	2,256
Borrowed funds	2,042	1,774	3,737	3,263

Total interest expense	3,744	2,964	6,985	5,519

Net interest income	3,303	3,531	6,598	7,085

Provision for loan losses	30	—	30	—

Net interest income after provision for loan losses	3,273	3,531	6,568	7,085

Non-interest income (loss):
Loan servicing fees	34	38	41	76
Deposit account fees	189	212	398	419
Gain on sales of mortgage loans, net	3	11	7	22
Loss on sales of investment securities	(2,417)	—	(2,417)	—
Other income	117	126	227	235

Total non-interest income (loss)	(2,074)	387	(1,744)	752

Non-interest expense:
Salaries and employee benefits	1,936	1,608	4,004	3,184
Occupancy and equipment expenses	494	224	823	479
Data processing expenses	263	217	496	438
Marketing expenses	417	89	455	160
Professional expenses	201	192	364	296
Other expenses	838	430	1,231	784

Total non-interest expenses	4,149	2,760	7,373	5,341

Income (loss) before income tax expense (benefit)	(2,950)	1,158	(2,549)	2,496
Income tax expense (benefit)	(1,008)	400	(867)	879

Net income (loss)	$(1,942)	$758	$(1,682)	$1,617

Average shares outstanding	4,539,834	4,423,467	4,518,045	4,394,673
Common stock equivalents	50,449	82,011	54,959	124,442

Average diluted shares outstanding	4,590,283	4,505,478	4,573,004	4,519,115

Basic earnings (loss) per share	$(0.43)	$0.17	$(0.37)	$0.37
Diluted earnings (loss) per share	$(0.42)	$0.17	$(0.37)	$0.36

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 AND THE
SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

			(Accumulated	Accumulated
		Additional	Deficit)/	Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity
	(In thousands, except per share data)
Balance at December 31, 2004	$434	$59,145	$(1,347)	$(394)	$57,838
Net income	—	—	4,157	—	4,157
Other comprehensive income:
Unrealized loss on securities available for sale, net (tax effect $211)	—	—	—	(312)	(312)

Total comprehensive income					3,845
Exercise of stock options	12	500	—	—	512
Tax benefit of stock options exercised	—	211	—	—	211
Dividends declared and paid ($0.56 per share)	—	—	(2,484)	—	(2,484)

Balance at December 31, 2005	$446	$59,856	$326	$(706)	$59,922

			(Accumulated	Accumulated
		Additional	Deficit)/	Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity
		(In thousands, except per share data)
Balance at December 31, 2005	$446	$59,856	$326	$(706)	$59,922
Net income (loss)	—	—	(1,682)	—	(1,682)
Other comprehensive income:
Unrealized loss on securities available for sale, net (tax effect $2,251)	—	—	—	(3,753)	(3,753)

Total comprehensive loss					(5,435)
Stock-based compensation	—	64	—	—	64
Exercise of stock options	9	830	—	—	839
Tax benefit of stock options exercised	—	57	—	—	57
Dividends declared and paid ($0.28 per share)	—	—	(1,264)	—	(1,264)

Balance at June 30, 2006	$455	$60,807	$(2,620)	$(4,459)	$54,183

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,682)	$1,617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	30	—
Gains on sales of mortgage loans	(7)	(22)
Losses on sales of investment securities available for sale	2,417	—
Net amortization of investment securities	562	804
Depreciation of premises and equipment	402	222
Loans originated for sale	(1,042)	(2,930)
Proceeds from sales of mortgage loans	1,521	2,340
Decrease in accrued interest receivable	436	454
Deferred income tax benefit	(704)	(221)
Stock-based compensation	64	—
(Increase) decrease in other assets	(647)	455
Decrease in advance payments by borrowers	(9)	(30)
Increase (decrease) in other liabilities	562	(215)

Net cash provided by operating activities	1,903	2,474

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	2,900	36,970
Proceeds from maturities of investment securities available for sale	10,000	25,000
Sales of investment securities available for sale	78,457	—
Purchases of investment securities held to maturity	—	(55,494)
Purchases of mortgage-backed securities held to maturity	—	(22,654)
Purchases of investment securities available for sale	(20,265)	(14,199)
Purchases of mortgage-backed securities available for sale	(63,545)	—
Purchase of other equity securities available for sale	(107)	(72)
Purchases of Federal Home Loan Bank stock	—	(2,210)
Redemption of FHLB stock	738	—
Principal payments of securities held to maturity	4,680	11,633
Principal payments of securities available for sale	6,638	2,346
Tax benefit from exercise of stock options	—	211
Increase in loans, net	(13,836)	(5,480)
Purchases of Bank premises and equipment	(521)	(95)

Net cash used in investing activities	5,139	(24,044)

Cash flows from financing activities:
Net (decrease) increase in deposits	1,795	8,036
Additions to Federal Home Loan Bank advances	20,000	43,900
Payments on Federal Home Loan Bank advances	(50,273)	(32,067)
Net increase (decrease) in agreements to repurchase securities	1,749	(275)
Net increase in other borrowed funds	26,000	7,000
Dividends paid	(1,264)	(1,235)
Proceeds from exercise of stock options	839	94
Excess tax benefit from exercise of stock options	57	—

Net cash provided by financing activities	(1,097)	25,453

Net increase in cash and cash equivalents	5,945	3,883
Cash and cash equivalents, beginning of period	10,687	7,402

Cash and cash equivalents, end of period	$16,632	$11,285

Cash paid during the period for:
Interest on deposits	$3,247	$2,263
Interest on borrowed funds	3,773	3,204
Income taxes	891	1,550
Supplemental schedule of non-cash activities:
Change in valuation of investment securities available for sale, net	(3,753)	(50)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)
1. BASIS OF PRESENTATION
LSB Corporation (the “Corporation” or the “Company”) is a Massachusetts corporation and the holding company of its wholly-owned subsidiary River Bank (the “Bank”), a state-chartered Massachusetts savings bank. River Bank is the new name of the former Lawrence Savings Bank, a Massachusetts savings bank organized in 1868, which changed its name effective June 26, 2006. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank.
The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to $100,000 per account, as defined by the FDIC (except for certain retirement accounts which are insured up to $250,000), and the Depositors Insurance Fund (“DIF”) of Massachusetts, a private industry-sponsored insurer, for customer deposit amounts in excess of FDIC insurance limits. The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, River Bank, and its wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, Pemberton Corporation, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. In the opinion of management, the accompanying Consolidated Financial Statements reflect all necessary adjustments consisting of normal recurring accruals for fair presentation. Certain amounts in prior periods have been re-classified to conform to the current presentation.
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
2. STOCK OPTIONS
The following table presents the amount of cumulatively granted options and restricted stock awards, net of cancellations, through June 30, 2006:

			Cumulative
			Awards, Net of
	Authorized Option Awards	Stock Awards	Expirations

1986 Plan	720,500	N/A	430,250
1997 Plan	449,500	N/A	427,850
2006 Plan	400,000		—

	1,570,000		858,100
At June 30, 2006, there were no shares available for grant under either the 1986 Plan due to its expiration or the 1997 Plan due to all authorized awards being granted by December 31, 2005. Under all plans, the option exercise price equals the fair market value on the date of grant. All options granted under the 1986 and 1997 Plans vested over three years from the date of grant and have ten-year contractual terms. Options granted under these plans expire between 2006 and 2015. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares. The 2006 Stock Option Plan was approved by shareholders on May 2, 2006. No options were granted under the 2006 Plan during the second quarter of 2006.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) for all share-based payments, using the modified prospective transition method. Under this transition method, compensation cost recognized in the six months ended June 30, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, of which the Company has none to date. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R or SFAS 123. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.
The total compensation expense before tax recognized in earnings by the Company in the six months ended June 30, 2006 was approximately $64,000.
As required, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Therefore, the Company had $57,000 of excess tax benefits classified as a financing cash inflow during the six months ended June 30, 2006.
Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was approximately $839,000 and $94,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $57,000 and $211,000, respectively, for the six months ended June 30, 2006 and 2005. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the six months ended June 30, 2006 and 2005.
For purposes of pro forma disclosures for periods prior to January 1, 2006, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s net income and earnings per share for the quarter ended June 30, 2005, had the Company elected to recognize compensation expense for the granting of options under SFAS 123 using the Black-Scholes option pricing model would have been reduced to the following pro forma amounts:

	Three months ended	Six months ended
	6/30/05	6/30/05
	(In thousands, except share data)
Net income:
As Reported	$758	$1,617
Less: Pro forma stock based compensation cost (net of taxes)	(30)	(60)

Pro forma	$728	$1,557

Basic earnings per share:
As Reported	$0.17	$0.37
Pro forma	0.16	0.35
Diluted earnings per share:
As Reported	$0.17	$0.36
Pro forma	0.16	0.35
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: expected volatility of 23.8%, expected average life of 4.3 years, risk-free interest rate of 3.8% and expected dividend yield of 3.21%.
A summary of the status of the Company’s 2006 Plan, 1997 Plan and 1986 Plan for the six months ended June 30, 2006 is presented in the table below:

	2006
		Weighted	Wtd. Avg.	Aggregate
		Average	Remaining	Intrinsic
	Option	Exercise	Contractual	Value
	Shares	Price ($)	Term (years)	($000)
Balance, January 1	349,100	$12.88	5.4
Granted	—	—	—
Exercised	(103,025)	$11.22	5.7
Forfeited	(6,675)	$16.77	7.7
Expired	—	—	—

Balance, June 30	239,400	$13.48	5.2	$948

Options exercisable at June 30	219,825	$13.18	5.0	$936
Weighted average grant date fair value of options granted	—	—	—
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on June 30, 2006 of $17.44, which would have been received by the option holders had all option holders exercised their options as of that date.
A summary of the status of the Company’s nonvested options and restricted shares as of June 30, 2006 and changes during the six months then ended is presented in the table below:

	Nonvested Shares Issued Under the Plans
	Stock Options		Restricted Stock Awards
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2006	55,050	$16.84	—	$—
Granted	—	—	—	—
Vested	(28,800)	$16.88	—	—
Forfeited	(6,675)	$16.77	—	—

Nonvested at June 30, 2006	19,575	$16.80	—	$—

3. DEFINED BENEFIT PLAN
The Company provides pension benefits for its employees through membership in the Savings Bank Employees’ Retirement Association (the “Plan”). The Plan is a multiple-employer, non-contributory, defined benefit plan. Bank employees become eligible after attaining 21 years of age and completing one year of service. Benefits become fully vested after three years of eligible service. The Company’s annual contribution to the Plan is calculated according to standards established under the Employee Retirement Income Security Act (“ERISA”). The contribution is based on an actuarial method intended to provide not only for benefits attributable to service to date, but also for those expected to be earned in the future. The Company does expect to contribute to the Plan for the Plan year ending October 31, 2006.
Net pension cost components for the three months and six months ended June 30, 2006 and 2005, follow:

	Three months ended		Six months ended
	6/30/06	6/30/05	6/30/06	6/30/05
	(In thousands)
Service cost	$89	$86	$177	$173
Interest cost	120	108	240	215
Expected return on plan assets	(145)	(135)	(290)	(271)
Net amortization and deferrals	(1)	(1)	(2)	(2)

Net periodic pension cost	$63	$58	$125	$115

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
The provision for loan losses was $30,000 for the six months ended June 30, 2006 based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans.
Non-interest income includes losses on sales of investment securities and various fees. Customers’ loan and deposit accounts generate various amounts of fee income depending on the product selected. The Company generates gains on sales of mortgage loans and receives fee income from servicing loans sold. Non-interest income is primarily impacted by the volume of customer transactions, which could change in response to changes in interest rates, pricing and competition.
Non-interest expenses include salaries and employee benefits, occupancy and equipment, professional, data processing and other expenses of the Company, which generally are directly related to business volume and are controlled by a budget process.
Provisions for income taxes are directly related to earnings of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, would affect the amount of income tax expense reported.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of Massachusetts and southern New Hampshire. The Company had total assets of $515.9 million at June 30, 2006 compared to $521.8 million at December 31, 2005. The $5.9 million decrease in asset size at June 30, 2006 from December 31, 2005 is mainly attributable to a decrease of $27.7 million in investment securities offset by an increase of $7.2 million in federal funds sold, and $13.4 million in total loan growth.
Investments:
The investment securities portfolio totaled $232.3 million or 45.0% of total assets at June 30, 2006, compared to $260.0 million, or 49.8% of total assets at December 31, 2005, a decrease of $27.7 million from year-end.
During the second quarter of 2006, the Company restructured its balance sheet by selling approximately $80 million of fixed-rate investments securities available for sale. These investment securities had an average yield of 3.30%, an average life of 2.0 years and represented almost 30% of the investment portfolio. Approximately $50 million of the proceeds were reinvested in securities yielding 5.70% with an average life of 4.2 years.
During the first quarter of 2006, $205.8 million of investments held to maturity were reclassified into investments available for sale. The impact of the reclassification required the total unrealized loss on the entire investment portfolio to be reflected on the balance sheet in the “accumulated other comprehensive loss” portion of stockholders’

equity. The unrealized loss as of June 30, 2006 totaled $7.2 million, or $4.5 million net of taxes. The reclassification reflected the opinion of management that all investments may not be held until maturity and that the Company was considering strategic changes in the entire investment portfolio. The unrealized losses are attributable to changes in interest rates and a corresponding decline in market value and are not related to credit quality, nor are they deemed to be other than temporarily impaired.
The change in mix in the investment securities portfolio was due to the aforementioned balance sheet restructuring with most of the sales coming from federal agency bonds and collateralized mortgage obligations (“CMOs”), offset by purchases of mortgage-backed securities (“MBSs”) and, to a lesser extent, corporate bonds. In addition, the portfolio experienced maturities of its corporate obligations as well as maturities and prepayments on its asset-backed securities, CMOs and MBSs.
The following table reflects the components and carrying values of the investment securities portfolio at June 30, 2006 and December 31, 2005:

	6/30/06				12/31/05
	Amortized	Unrealized		Market	Amortized	Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)
Investment securities available for sale:
U.S. treasury bonds	$5,112	$—	$(539)	$4,573	$5,119	$—	$(350)	$4,769
Federal agency bonds	41,024	—	(987)	40,037	9,932	—	(265)	9,667

U.S. treasury & federal agency bonds	46,136	—	(1,526)	44,610	15,051	—	(615)	14,436

Corporate bonds	7,469	2	(68)	7,403	3,181	—	(135)	3,046
Municipal bonds	1,500	—	—	1,500	—	—	—	—
Mutual funds	1,000	—	(74)	926	1,000	—	(45)	955
Other investments/equity securities	284	63	—	347	240	—	(7)	233

Other investment securities	10,253	65	(142)	10,176	4,421	—	(187)	4,234

Asset-backed securities/CMO	77,645	1	(2,511)	75,135	24,662	9	(342)	24,329
Mortgaged-backed securities	105,466	42	(3,124)	102,384	3,420	10	(66)	3,364

ABS/CMO/MBS	183,111	43	(5,635)	177,519	28,082	19	(408)	27,693

Total investment securities available for sale	$239,500	$108	$(7,303)	$232,305	$47,554	$19	$(1,210)	$46,363

Investment securities held to maturity:
U.S. treasury bonds	$—	$—	$—	$—	$—	$—	$—	$—
Federal agency bonds	—	—	—	—	87,017	56	(1,944)	85,129

U.S. treasury & federal agency bonds	—	—	—	—	87,017	56	(1,944)	85,129

Corporate bonds	—	—	—	—	8,143	11	(280)	7,874
Commercial paper	—	—	—	—	2,881	—	—	2,881
Municipal bonds	—	—	—	—	1,526	—	(14)	1,512
Mutual funds	—	—	—	—	—	—	—	—
Other investments/equity securities	—	—	—	—	—	—	—	—

Other investment securities	—	—	—	—	12,550	11	(294)	12,267

Asset-backed securities/CMO	—	—	—	—	70,415	4	(1,679)	68,740
Mortgage-backed securities	—	—	—	—	43,701	40	(1,262)	42,479

ABS/CMO/MBS	—	—	—	—	114,116	44	(2,941)	111,219

Total investment securities held to maturity	$—	$—	$—	$—	$213,683	$111	$(5,179)	$208,615

Loans:
Total loans increased $13.4 million to $248.0 million at June 30, 2006 from $234.6 million at December 31, 2005. Retail loans, which are comprised primarily of residential mortgage loans, increased $4.5 million during the first six months of 2006 while corporate loans, which are comprised mainly of construction and commercial real estate loans, increased $8.9 million during the same period.
The following table reflects the loan portfolio at June 30, 2006 and December 31, 2005:

	6/30/06	12/31/05
	(In thousands)
Residential mortgage loans	$65,096	$62,659
Equity loans	12,392	10,412
Consumer loans	558	468

Total retail loans	78,046	73,539

Construction loans	32,736	24,137
Commercial real estate loans	128,737	127,617
Commercial loans	8,484	9,318

Total corporate loans	169,957	161,072

Total loans	248,003	234,611
Allowance for loan losses	(4,184)	(4,126)

Total loans, net	$243,819	$230,485

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three months and six months ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	6/30/06	6/30/05	6/30/06	6/30/05
	(In thousands)
Beginning balance	$4,160	$4,139	$4,126	$4,140
Provision charged to operations	30	—	30	—
Recoveries on loans previously charged-off	2	2	40	5
Loans charged-off	(8)	(6)	(12)	(10)

Ending balance	$4,184	$4,135	$4,184	$4,135

The allowance for loan losses increased slightly to $4.2 million at June 30, 2006 as compared to December 31, 2005. However, the allowance for loan losses as a percent of total loans has decreased slightly to 1.69% at June 30, 2006 down from 1.76% at December 31, 2005, due to an increase in total loans outstanding at June 30, 2006 compared to December 31, 2005. As mentioned previously, the loan portfolio grew $13.4 million in the first six months of 2006 without a significant change in credit risk to the Company.
The balance of the allowance for loan losses reflects management’s assessment of estimated credit quality and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan by loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing allowance levels. Management believes the allowance level is adequate to absorb the estimated credit losses inherent in the loan portfolio. The allowance for loan losses reflects information available to management at the end of each period.
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

Total risk assets were $92,000 and $32,000, respectively, at June 30, 2006 and December 31, 2005. The Company had no impaired loans at June 30, 2006, December 31, 2005 or June 30, 2005.
The following table summarizes the Company’s risk assets at June 30, 2006, December 31, 2005 and June 30, 2005:

	6/30/06	12/31/05	6/30/05
	(Dollars in thousands)
Non-performing loans	$92	$32	$33
Other real estate owned	—	—	—

Total risk assets	$92	$32	$33

Risk assets as a percent of total loans	0.04%	0.01%	0.01%

Risk assets as a percent of total assets	0.02%	0.01%	0.01%

Deposits:
Total interest bearing deposits amounted to $286.6 million at June 30, 2006 compared to $284.2 million at December 31, 2005, an increase of $2.4 million. Offsetting this increase was a decline of $631,000 in non-interest bearing or demand deposit accounts. The largest change from December 31, 2005 was due primarily to an increase of $8.1 million in higher costing certificates of deposit. The increase in term certificates of deposit reflect the customers’ preference in achieving the highest yields possible as the rates paid on these accounts have increased in conjunction with the increases in interest rates.
The following table reflects the components of the deposit portfolio at June 30, 2006 and December 31, 2005:

	6/30/06	12/31/05
	(In thousands)
NOW and Super NOW accounts	$36,487	$38,349
Demand deposit accounts	18,281	18,912
Savings accounts	37,823	41,941
Money market investment accounts	76,888	76,594
Certificates of deposit	135,403	127,291

Total deposits	$304,882	$303,087

Borrowings:
Borrowings consist of Federal Home Loan Bank advances, other borrowed funds (short term FHLB advances under 90 days) and securities sold under agreements to repurchase. Total borrowings amounted to $150.9 million at June 30, 2006 compared to $153.4 million at December 31, 2005, a decrease of $2.5 million. While the decrease in total borrowings since year-end was only $2.5 million, the decrease in total borrowings from the first quarter of 2006 was $30.8 million and reflected the balance sheet restructuring whereby the proceeds from the investment sales paid down both the long-term FHLB advances coming due as well as reducing the Bank’s short-term borrowing position.
The following table reflects the components of borrowings at June 30, 2006 and December 31, 2005:

	6/30/06	12/31/05
	(In thousands)
Federal Home Loan Bank advances	$91,588	$121,861
FHLB short-term borrowings	53,000	27,000
Customer repurchase agreements	6,268	4,519

Total borrowings	$150,856	$153,380

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
SUMMARY
The Company reported a net loss of $1.9 million, or $(0.42) per diluted share, as compared to net income of $758,000, or $0.17 per diluted share, for the three months ended June 30, 2006 and 2005, respectively. The decline in net income for the period ending June 30, 2006 was primarily due to a previously announced balance sheet restructuring whereby $80.0 million on investments were sold at a pre-tax loss on $2.4 million (after-tax charge of $1.6 million, or $0.35 per diluted share). Other costs incurred in the second quarter of 2006 were related to the name change of the Company’s subsidiary bank to River Bank and former employee severance payments; the combination of which totaled approximately $800,000 on a pre-tax basis (after-tax charge of $525,000, or $0.11 per diluted share). In addition, the Company experienced costs associated with a flood in its corporate headquarters due to severe weather in May 2006, that will not be reimbursed by insurance proceeds in the amount of $71,000 and accelerated depreciation on its property and equipment that were damaged as a result of the flood.
Net Interest Income From Operations:
Net interest income for the three months ended June 30, 2006 decreased by $228,000, or 6.5%, to $3.3 million from $3.5 million for the same period of 2005. The net interest rate spread decreased to 2.16% for the three months ended June 30, 2006 versus 2.32% for the same period of 2005. Interest income for the three months ended June 30, 2006 increased $552,000 primarily due to higher loan rates and higher average loan balances from the same period of 2005. More than offsetting the increase in total interest income was a corresponding increase of $780,000 in total interest expense primarily due to higher rates paid on deposits and borrowings. Although the Company expects the balance sheet restructuring to have a positive impact on its net interest margin in the long-term, much of the restructuring was not completed until late in the second quarter, and as a result, the effect of the restructuring on the margin during the quarter ended June 30, 2006 was minimal. In addition, a change in the timing of the FHLB dividend resulted in no dividend income on that investment this quarter as compared to $106,000 in the second quarter of 2005.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended June 30, 2006 and 2005. Average loans include non-performing loans.

	Three months ended			Three months ended
	6/30/06			6/30/05
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Investment securities:
Short-term investments	$7,971	$101	5.08%	$2,963	$22	2.98%
U. S. Government and federal agency bonds	81,359	673	3.32	111,165	829	2.99
Corporate and municipal bonds and other securities	25,092	153	2.45	28,914	270	3.75
Collateralized mortgage obligations and mortgage-backed securities	161,109	1,843	4.59	163,137	1,669	4.10

Total investment securities	275,531	2,770	4.03	306,179	2,790	3.65

Loans:
Residential real estate	64,002	875	5.48	60,463	795	5.27
Equity	11,081	173	6.26	9,128	115	5.05
Consumer	550	9	6.56	662	10	6.06

Total retail loans	75,633	1,057	5.61	70,253	920	5.25

Construction	33,240	753	9.09	17,828	317	7.13
Commercial real estate	128,832	2,301	7.16	133,831	2,267	6.79
Commercial	8,259	166	8.06	12,439	201	6.48

Total corporate loans	170,331	3,220	7.58	164,098	2,785	6.81

Total loans	245,964	4,277	6.97	234,351	3,705	6.34

Total interest-earning assets	521,495	7,047	5.42%	540,530	6,495	4.82%

Allowance for loan losses	(4,174)			(4,152)
Other assets	22,190			18,375

Total assets	$539,511			$554,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
NOW and Super NOW accounts	$35,544	$11	0.12%	$38,812	$12	0.12%
Regular savings accounts	39,442	49	0.50	46,138	57	0.50
Money market investment accounts	79,102	443	2.25	79,748	325	1.63
Certificates of deposit and escrow	131,735	1,199	3.65	119,610	796	2.67

Total interest bearing deposits	285,823	1,702	2.39	284,308	1,190	1.68

Borrowed funds:
Other borrowed funds	58,341	711	4.89	75,349	552	2.94
FHLB Advances	116,874	1,331	4.57	115,573	1,222	4.24

Total borrowed funds	175,215	2,042	4.67	190,922	1,774	3.73

Total interest bearing liabilities	461,038	3,744	3.26%	475,230	2,964	2.50%

Non-interest bearing deposits	17,202			18,430
Other liabilities	4,512			3,064

Total liabilities	482,752			496,724
Stockholders’ equity	56,759			58,029

Total liabilities and stockholders’ equity	$539,511			$554,753

Net interest rate spread			2.16%			2.32%
Net interest income		$3,303			$3,531

Net interest margin on average earning assets			2.54%			2.62%

Interest Income:
Interest income rose $552,000, or 8.5%, during the second quarter of 2006 versus the same quarter in 2005, primarily attributable to a rise in average loan interest rates.
Average loan interest rates increased 63 basis points from 6.34% to 6.97% during the second quarters of 2005 and 2006, respectively, contributing $332,000 to interest income. Average loan balances rose $11.6 million from $234.4 million in 2005 to $246.0 million in 2006 contributing $240,000 to interest income.
Average investment security interest rates increased 38 basis points during the second quarter of 2006 from 3.65% in 2005 to 4.03% in 2006 adding $217,000 to interest income. Average investment security balances declined $30.6 million from $306.2 million in 2005 to $275.5 million in 2006 reducing interest income by $237,000. As mentioned above, the full impact of the balance sheet restructuring was not recognized and no dividend income from the FHLB was received during the second quarter of 2006.
Interest Expense:
Interest expense increased $780,000, or 26.3%, during the second quarter of 2006 from $3.0 million in the second quarter of 2005 to $3.3 million in the second quarter of 2006 primarily due to the rise in overall market interest rates and experienced by both the deposit portfolio and borrowed funds position.
Average deposit interest rates rose 71 basis points from 1.68% to 2.39% in the second quarter of 2005 and 2006, respectively, contributing $437,000 to interest expense. Average interest-bearing deposit balances increased by $1.5 million from $284.3 million in 2005 to $285.8 million in 2006 increasing interest expense by $75,000.
Average borrowed funds interest rates increased 94 basis points from 3.73% in the second quarter of 2005 to 4.67% in the same quarter of 2006 resulting in a rise of $400,000 to interest expense, the majority of which, $305,000, related to short-term borrowed funding. Average borrowed fund balances declined $15.7 million or 8.2% from $190.9 million in 2005 to $175.2 million in 2006. This decline reduced interest expense by $132,000 primarily due to $146,000 reduction in short-term borrowed funds interest expense partially offset by an increase of $14,000 in long-term borrowed funds interest expense.
Provision for Loan Losses:
The provision for loan losses totaled $30,000 and zero for the three months ended June 30, 2006 and 2005, respectively. The provision of $30,000 in 2006 reflects management’s analysis of loan growth during the second quarter of 2006. The absence of a provision for loan losses in 2005 was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has remained fairly consistent at $4.2 million and $4.1 million at June 30, 2006 and June 30, 2005, respectively. The coverage of the allowance for loan losses has decreased slightly to 1.69% at June 30, 2006 from 1.73% at June 30, 2005 due to the loan growth experienced during 2006.
Non-Interest Income (Loss):
Non-interest income decreased $2.5 million for the three months ended June 30, 2006 compared to the same period in 2005 and totaled $(2.1) million and $387,000, respectively. The decrease was primarily attributable to a loss on sales of low yielding investments securities totaling $2.4 million due to the aforementioned balance sheet restructuring. Loan servicing fees remained stable at $34,000 and $38,000 for the three months ended June 30, 2006 and 2005, respectively. Deposit account fees declined to $189,000 from $212,000 for the three months ended June 30, 2006 and 2005, respectively, due to a reduction in NOW account fees. Gains on sales of mortgage loans declined to $3,000 in 2006 from $11,000 in 2005 due to a reduction in loan sale volume. Other income remained flat at $117,000 and $126,000 for the three months ended June 30, 2006 versus 2005, respectively.

Non-Interest Expense:
Non-interest expenses rose $1.4 million, or 50.3%, during 2006 to $4.1 million in the second quarter of 2006 versus $2.8 million for the same period of 2005. The majority of the increase was attributable to costs associated with the name change from Lawrence Savings Bank to River Bank during June 2006 in the amount of $585,000. There was an increase of $328,000, or 20.4%, in salaries and employee benefits from $1.6 million in the second quarter of 2005 to $1.9 million in the second quarter of 2006 primarily due to former employee severance payments in the amount of $209,000 and compensation expenses related to stock options of $32,000 in conjunction with the adoption of SFAS 123R.. Occupancy and equipment expense increased $270,000, or 120.5%, to $494,000 in the second quarter of 2006 from $217,000 in the same period of 2005. A significant increase in these costs were associated with the flood experienced in May 2006 to the corporate headquarters and the related accelerated depreciation on the damaged property and equipment, combined with obsolete equipment in the amount of $197,000. Data processing expenses increased $46,000, or 21.2%, to $263,000 in the second quarter of 2006 from $217,000 in 2005 due to an increase in computer software and license fees. Marketing expenses increased $328,000, or 368.5%, during the second quarter of 2006 to $417,000 from $89,000 in the second quarter of 2005 due to a charge of $335,000 in marketing and promotional expenses relating to the name change of the Company’s subsidiary bank to River Bank. Professional fees increased modestly to $201,000 in the second quarter of 2006 from $192,000 in 2005’s second quarter. Other expenses increased $408,000, or 94.9%, to $838,000 in the second quarter of 2006 from $430,000 in the same period of 2005. This increase resulted from costs associated with the name change for the Company’s subsidiary bank in the amount of $250,000 as well as costs associated with the flood experienced in May 2006 to the corporate headquarters that are not expected to be reimbursed by insurance proceeds in the amount of $71,000 and increases due to stockholder related costs associated with the adoption of the new 2006 Stock Option Plan in the amount of $30,000.
Income Taxes:
The Company reported an income tax benefit of $1.0 million for the three months ended June 30, 2006, for an effective income tax benefit rate of 34.2%. This compares to an income tax expense of $400,000 for the three months ended June 30, 2005 or effective income tax rate of 34.5%. Income tax expense decreased $1.4 million from quarter to quarter primarily due to a decrease in taxable earnings within the consolidated group. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable income within the group can change.
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
SUMMARY
The Company reported a net loss of $1.7 million, or $(0.37) per diluted share, versus net income of $1.6 million, or $0.36 per diluted share, for the six months ended June 30, 2006 and 2005, respectively. The decline in net income for the period ending June 30, 2006 was primarily due to the balance sheet restructuring previously mentioned, name change expenses relating to the Company’s subsidiary bank and former employee severance payments as well as the continued compression of the Company’s net interest margin from 2.70% in the first six months of 2005 to 2.57% in the same period of 2006.
Net Interest Income From Operations:
Net interest income for the six months ended June 30, 2006 and 2005 decreased by $487,000, or 6.9%, to $6.6 million from $7.1 million, respectively. The net interest rate spread decreased to 2.19% for the six months ended June 30, 2006 versus 2.41% for the same period of 2005. Interest income for the six months ended June 30, 2006 experienced an increase of $979,000 primarily due to higher interest rates on loan balances and higher loan balances from the same period of 2005. More than offsetting the increase in total interest income was a corresponding increase of $1.5 million in total interest expense primarily due to higher rates paid on deposits and borrowed funds.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the six months ended June 30, 2006 and 2005. Average loans include non-performing loans.

	Six months ended			Six months ended
	6/30/06			6/30/05
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Investment securities:
Short-term investments	$5,173	$126	4.91%	$2,722	$38	2.82%
U. S. Government and federal agency bonds	91,801	1,480	3.25	120,352	1,873	3.14
Corporate and municipal bonds and other securities	25,435	390	3.09	27,811	508	3.68
Collateralized mortgage obligations and mortgage-backed securities	153,141	3,361	4.43	144,853	2,908	4.05

Total investment securities	275,550	5,357	3.92	295,738	5,327	3.63

Loans:
Residential real estate	63,563	1,696	5.38	60,269	1,578	5.28
Equity	10,862	333	6.18	8,931	219	4.94
Consumer	541	17	6.34	684	20	5.90

Total retail loans	74,966	2,046	5.50	69,884	1,817	5.24

Construction	30,050	1,324	8.89	16,697	576	6.96
Commercial real estate	128,036	4,518	7.12	133,750	4,458	6.72
Commercial	8,656	338	7.87	13,703	426	6.27

Total corporate loans	166,742	6,180	7.47	164,150	5,460	6.71

Total loans	241,708	8,226	6.86	234,034	7,277	6.27

Total interest-earning assets	517,258	13,583	5.30%	529,772	12,604	4.80%

Allowance for loan losses	(4,160)			(4,153)
Other assets	19,686			17,827

Total assets	$532,784			$543,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
NOW and Super NOW accounts	$35,963	$22	0.12%	$38,490	$23	0.12%
Regular savings accounts	40,223	99	0.50	45,751	112	0.49
Money market investment accounts	79,473	873	2.22	80,829	569	1.42
Certificates of deposit and escrow	129,765	2,254	3.50	119,614	1,552	2.62

Total interest bearing deposits	285,424	3,248	2.29	284,684	2,256	1.60

Borrowed funds:
Other borrowed funds	45,962	1,076	4.72	63,792	868	2.74
FHLB Advances	121,300	2,661	4.42	116,487	2,395	4.15

Total borrowed funds	167,262	3,737	4.51	180,279	3,263	3.65

Total interest bearing liabilities	452,686	6,985	3.11%	464,963	5,519	2.39%

Non-interest bearing deposits	17,320			17,333
Other liabilities	4,494			3,214

Total liabilities	474,500			485,510
Stockholders’ equity	58,284			57,936

Total liabilities and stockholders’ equity	$532,784			$543,446

Net interest rate spread			2.19%			2.41%
Net interest income		$6,598			$7,085

Net interest margin on average earning assets			2.57%			2.70%

Interest Income:
Interest income rose $979,000, or 7.8%, during the six months ended June 30, 2006 versus the same period in 2005, mainly attributable to a rise in average loan interest rates.
Average loan interest rates increased 59 basis points from 6.27% to 6.84% during the six months ended June 30, 2005 and 2006, respectively, contributing $634,000 to interest income. Average loan balances rose $7.7 million from $234.0 million in 2005 to $241.7 million in 2006 contributing $315,000 to interest income.
Average investment security interest rates increased 29 basis points during the first six months of 2006 from 3.63% in 2005 to 3.92% in 2006 adding $309,000 to interest income. Average investment security balances declined $20.2 million from $295.7 million in 2005 to $275.6 million in 2006 reducing interest income by $279,000.
Interest Expense:
Interest expense increased $1.4 million, or 26.6%, to $6.6 million during the first six months of 2006 from $5.5 million in the same period of 2005 primarily due to the rise in interest rates paid on average deposits and borrowed funds.
Average deposit interest rates rose 69 basis points from 1.60% to 2.29% in the first six months of 2005 and 2006, respectively, contributing $877,000 to interest expense. Average interest-bearing deposit balances increased by $740,000 from $284.7 million in 2005 to $285.4 million in 2006 increasing interest expense by $115,000.
Average borrowed funds interest rates increased 86 basis points from 3.65% in the six months ended of 2005 to 4.51% in the same quarter of 2006 resulting in a rise of $664,000 to interest expense, the majority of which, $499,000, related to short-term borrowed funding. Average borrowed fund balances declined $13.0 million or 7.2% from $180.3 million in 2005 to $167.3 million in 2006. This decline reduced interest expense by $190,000 primarily due to $291,000 reduction in short-term borrowed funds interest expense which was partially offset by an increase of $101,000 in long-term borrowed funds interest expense.
Provision for Loan Losses:
The provision for loan losses was $30,000 and zero for the six months ended June 30, 2006 and 2005, respectively. The provision of $30,000 in 2006 reflects management’s analysis of loan growth during 2006. The absence of a provision for loan losses in 2005 was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has remained fairly consistent at $4.2 million and $4.1 million at June 30, 2006 and June 30, 2005, respectively. The coverage of the allowance for loan losses has decreased slightly to 1.69% at June 30, 2006 from 1.73% at June 30, 2005 due to the loan growth experienced during 2006.
Non-Interest Income:
Non-interest income decreased for the six months ended June 30, 2006 compared to the same period in 2005 totaling $(1.7) million and $752,000, respectively. The decrease was primarily attributable to a loss on sales of low yielding investments securities totaling $2.4 million due to the balance sheet restructuring. Loan servicing fees decreased from $76,000 in 2005 to $41,000 in 2006 primarily due to the acceleration of amortization of mortgage servicing rights (“MSR”). Deposit account fees remained stable at $398,000 and $419,000, respectively, in 2006 and 2005. Gains on sales of mortgage loans declined to $7,000 in 2006 from $22,000 in 2005 due to a reduction in loan sale volume. Other income remained flat at $227,000 and $235,000, respectively in 2006 versus 2005.
Non-Interest Expense:
Non-interest expenses rose $2.0 million, or 38.09%, during 2006 to $7.4 million in the first six months of 2006 versus $5.3 million for the same period of 2005. Contributing to this increase were costs associated with the name change of the Company’s subsidiary bank to River Bank and severance payments to former employees. There was an increase of $820,000, or 25.8%, in salaries and employee benefits to $4.0 million from $3.2 million primarily due to costs of $582,000 incurred with former employee severance payments and $64,000 in conjunction with the adoption of SFAS 123R by the Company on stock options as well as increases in the medical insurance rates. Occupancy and equipment expenses increased $344,000, or 71.8%, to $823,000 in the first six months of 2006 from $479,000 in the same period of 2005 primarily due to accelerated deprecation of $197,000 on damaged property and equipment and obsolete fixed assets and an increase of $115,000 in repairs and maintenance. The majority of the repairs pertain to costs of $81,000 incurred in the remediation of a small environment issue at one of the Bank’s branch locations. Data processing expenses increased to $496,000 from $438,000 in 2005 due to an increase of $31,000 in computer software and license fees and $20,000 in computer repairs and maintenance. Marketing expenses increased $295,000, or 184.4%, during 2006 due to $335,000 in marketing and promotional expenses relating to the name change of the Company’s subsidiary bank offset by a decrease of $39,000 in direct mail advertising. Professional fees increased $68,000 to $364,000 in 2006 from $296,000 in 2005’s first six months due to an increase in consulting and tax preparation fees due to the Company changing its tax year end from October 31 to December 31. Other expenses increased $447,000, or 57.0%, to $1.2 million from $784,000, respectively, for the six months ended 2006 and 2005 due to costs associated with the subsidiary bank name change of $250,000, costs of $71,000 incurred as a result of the flood of the corporate headquarters in May 2006 that are not expected to be covered by insurance reimbursements and an increase of $80,000 in stockholder’s related expenses resulting from the adoption of the shareholder rights plan as well as the 2006 Stock Option Plan.
Income Taxes:
The Company reported an income tax benefit of $867,000 for the six months ended June 30, 2006 or an effective income tax benefit rate of 34.0%. This compares to an income tax expense of $879,000 for the six months ended June 30, 2005 or effective income tax rate of 35.2%. Income tax expense decreased $1.7 million from the first six months of 2006 versus the same period of 2005 primarily due to a decrease in taxable earnings within the consolidated group. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable income within the group can change.
Liquidity and Capital Resources:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank did not pay a dividend to the Company in the first six months of 2006. The Bank paid dividends to the Company in the amount of $1.2 million during the first six months of 2005. The Company made cash payments of dividends to shareholders in the amount of $1.3 million and $1.2 million in the first six months of 2006 and 2005, respectively.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank currently has a $5 million unsecured Federal funds line of credit with another institution. At June 30, 2006, the entire $11.8 million in available lines of credit was available.
The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s investments in FHLB stock, its residential mortgage portfolio and the portion of the investment portfolio which meets FHLB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLB at June 30, 2006 was $235.8 million, of which $144.6 million had been borrowed.
At June 30, 2006, the Company’s stockholders’ equity was $54.2 million as compared to $59.9 million at December 31, 2005. The change during the first six months of 2006 occurred due to a net loss of $1.7 million, a tax benefit associated with the exercise of stock options of $57,000, proceeds of $839,000 from the exercise of stock options and compensation expense relating to stock options of $64,000 in conjunction with the Company adopting SFAS 123R. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $1.3 million and a $3.8 million decrease in the market value of investment securities available for sale, net of taxes due mainly to the transfer of securities previously held in the held to maturity portfolio to the available for sale portfolio.
The Company’s leverage ratio at June 30, 2006 and December 31, 2005 was 10.70% and 11.34%, respectively. The Company’s and the Bank’s total risk based capital ratios were 18.71% and 17.78% at June 30, 2006, respectively, compared with 20.34% and 19.54% at December 31, 2005, respectively. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The response is incorporated herein by reference to the discussion under the sub-caption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2005 Annual Report on Form 10-K.
ITEM 4: CONTROLS AND PROCEDURES
The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
During the period covered by this quarterly report, there were no changes in the Company’s internal controls that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The response is incorporated herein by reference to the information under the caption “SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS” of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2006.
ITEM 5. OTHER INFORMATION
Special Termination Agreements
The Company and the Bank have entered into special termination agreements, effective August 10, 2006, with Gerald T. Mulligan, Michael J. Ecker, Stephen B. Jones and Diane L. Walker. Each of these special termination agreements provides generally that if there is a “change in control” of the Company or the Bank, and if, at any time during the two-year period following the transaction, the officer’s employment is terminated for any reason (other than death or for cause, under certain circumstances), then the officer would be entitled to receive a lump-sum payment in an amount equal to approximately three times the officer’s average annual compensation over the five previous years of employment with the Company or the Bank (or such shorter period in which the officer was employed). The special termination agreements also provide for a continuation of life, medical and disability coverage for a three-year period after the termination of employment.
A change in control for purposes of the special termination agreements will generally be deemed to include (i) the acquisition by a person or group of persons of beneficial ownership of 25% or more of the common stock of the Company, (ii) a majority of the Board of Directors of the Company no longer being comprised of incumbent directors for any reason, including a tender offer, proxy contest, merger or similar transaction, or (iii) certain business combinations (including a merger of equals), liquidations, or sale or other transactions as described in the agreements.
The foregoing description of the special termination agreements is qualified in its entirety by the terms of the special termination agreement, the form of which is filed as Exhibit 10.2, 10.3, 10.4, and 10.5 to this report.
Special Separation Plan
The Company approved, effective August 10, 2006, the LSB Corporation Special Separation Plan, which provides eligible employees with certain severance benefits if they are terminated from employment with the Company and the Bank in connection with a change in control. For purposes of the Special Separation Plan, the definition of a change in control is the same as that used in the special termination agreements. Under the plan, each eligible employee who, within one year after a change in control, is terminated by either the Company or the Bank from all employment for reasons other than cause shall be entitled to receive a special separation payment equal to two weeks’ compensation for each complete year of service credited to the employee, subject to a maximum of 60 weeks. The plan also provides for a minimum amount of severance based upon the employee’s position. For Senior Vice Presidents, the minimum amount is equal to 39 weeks of compensation; for Vice Presidents, the minimum amount is equal to 26 weeks of compensation. Eligible employees would be entitled to continue for up to one year their coverage (and that of their spouse and eligible dependents) under group medical, hospitalization, vision and dental care plans. The amount of separation benefits payable under the plan would be reduced by the amount of benefits payable to the employee under any written employment agreement with the Company or the Bank or any of their respective successors.
     The foregoing description of the Special Separation Plan is qualified in its entirety by the terms of the plan, which is filed as Exhibit 10.1 to this report.
ITEM 6. EXHIBITS

Number	Description
10.1	Special Separation Plan as of August 10, 2006.

10.2	Special Termination Agreement between LSB Corporation and Gerald T. Mulligan dated August 10, 2006.

10.3	Special Termination Agreement between LSB Corporation and Michael J. Ecker dated August 10, 2006.

10.4	Special Termination Agreement between LSB Corporation and Stephen B. Jones dated August 10, 2006.

10.5	Special Termination Agreement between LSB Corporation and Diane L. Walker dated August 10, 2006.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION

August 11, 2006	/s/ Gerald T. Mulligan

Gerald T. Mulligan
President and
Chief Executive Officer

August 11, 2006	/s/ Diane L. Walker

Diane L. Walker
Senior Vice President
Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the six months ended June 30, 2006
EXHIBIT INDEX

10.1	Special Separation Plan as of August 10, 2006.

10.2	Special Termination Agreement between LSB Corporation and Gerald T. Mulligan dated August 10, 2006.

10.3	Special Termination Agreement between LSB Corporation and Michael J. Ecker dated August 10, 2006.

10.4	Special Termination Agreement between LSB Corporation and Stephen B. Jones dated August 10, 2006.

10.5	Special Termination Agreement between LSB Corporation and Diane L. Walker dated August 10, 2006.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002