Form 10-Q
period 2006-09-30
LSB CORP
filed 2006-11-13
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2006

Common Stock, par value $.10 per share	4,573,117 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$9,018	$10,489
Federal funds sold	2,354	198

Total cash and cash equivalents	11,372	10,687

Investment securities held to maturity (market value of $208,615 in 2005)	—	213,683
Investment securities available for sale (amortized cost of $231,701 in 2006 and $47,554 in 2005)	228,384	46,363
Federal Home Loan Bank stock, at cost	9,347	10,097
Loans, net of allowance for loan losses	260,372	230,485
Bank premises and equipment	3,665	3,251
Accrued interest receivable	2,290	2,458
Current income tax receivable	328	—
Deferred income tax asset	4,488	3,446
Other assets	1,339	1,330

Total assets	$521,585	$521,800

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$301,810	$303,087
Borrowed funds	157,377	153,380
Advance payments by borrowers for taxes and insurance	636	506
Other liabilities	4,650	4,905

Total liabilities	464,473	461,878

Stockholders’ equity:
Preferred stock, $.10 par value per share:
5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,573,117 and 4,464,033 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	457	446
Additional paid-in capital	61,190	59,856
Retained earnings (accumulated deficit)	(2,449)	326
Accumulated other comprehensive loss, net of tax	(2,086)	(706)

Total stockholders’ equity	57,112	59,922

Total liabilities and stockholders’ equity	$521,585	$521,800

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	Sept. 30,		Sept. 30,
	2006	2005	2006	2005
		(In thousands, except share data)

Interest and dividend income:
Loans	$4,568	$3,789	$12,794	$11,066
Investment securities held to maturity	—	2,078	1,925	6,136
Investment securities available for sale	2,631	465	5,805	1,505
Federal Home Loan Bank stock	273	108	404	299
Short term interest income	81	27	207	65

Total interest and dividend income	7,553	6,467	21,135	19,071

Interest expense:
Deposits	1,990	1,339	5,238	3,595
Borrowed funds	1,934	1,673	5,670	4,936

Total interest expense	3,924	3,012	10,908	8,531

Net interest income	3,629	3,455	10,227	10,540

Provision for loan losses	30	—	60	—

Net interest income after provision for loan losses	3,599	3,455	10,167	10,540

Non-interest income (loss):
Loan servicing fees	24	33	66	109
Deposit account fees	188	220	586	639
Gain on sales of mortgage loans, net	—	13	6	35
Loss on sales of investment securities	—	—	(2,417)	—
Other income	115	115	341	350

Total non-interest income (loss)	327	381	(1,418)	1,133

Non-interest expense:
Salaries and employee benefits	1,656	1,524	5,660	4,708
Occupancy and equipment expenses	263	229	1,087	708
Data processing expenses	250	230	745	668
Marketing expenses	18	70	473	230
Professional expenses	113	111	464	407
Other expenses	345	343	1,588	1,127

Total non-interest expenses	2,645	2,507	10,017	7,848

Income (loss) before income tax expense (benefit)	1,281	1,329	(1,268)	3,825
Income tax expense (benefit)	473	472	(394)	1,351

Net income (loss)	$808	$857	$(874)	$2,474

Average shares outstanding	4,559,260	4,455,652	4,531,934	4,415,223
Common stock equivalents	38,123	76,434	49,256	108,213

Average diluted shares outstanding	4,597,383	4,532,086	4,581,190	4,523,436

Basic earnings (loss) per share	$0.18	$0.19	$(0.19)	$0.56

Diluted earnings (loss) per share	$0.18	$0.19	$(0.19)	$0.55

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 AND THE
NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

			(Accumulated	Accumulated
		Additional	Deficit)/	Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity
	(In thousands, except per share data)

Balance at December 31, 2004	$434	$59,145	$(1,347)	$(394)	$57,838
Net income	—	—	4,157	—	4,157
Other comprehensive income:
Unrealized loss on securities available for sale, net (tax effect $211)	—	—	—	(312)	(312)

Total comprehensive income					3,845
Exercise of stock options	12	500	—	—	512
Tax benefit of stock options exercised	—	211	—	—	211
Dividends declared and paid ($0.56 per share)	—	—	(2,484)	—	(2,484)

Balance at December 31, 2005	$446	$59,856	$326	$(706)	$59,922

			(Accumulated	Accumulated
		Additional	Deficit)/	Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity
	(In thousands, except per share data)

Balance at December 31, 2005	$446	$59,856	$326	$(706)	$59,922
Net loss	—	—	(874)	—	(874)
Other comprehensive income:
Unrealized loss on securities available for sale, net (tax effect $746)	—	—	—	(1,380)	(1,380)

Total comprehensive loss					(2,254)
Stock-based compensation	—	95	—	—	95
Exercise of stock options	11	1,148	—	—	1,159
Tax benefit of stock options exercised	—	91	—	—	91
Dividends declared and paid ($0.42 per share)	—	—	(1,901)	—	(1,901)

Balance at September 30, 2006	$457	$61,190	$(2,449)	$(2,086)	$57,112

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(874)	$2,474
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	60	—
Gains on sales of mortgage loans	(6)	(35)
Losses on sales of investment securities available for sale	2,417	—
Net amortization of investment securities	577	1,123
Depreciation of premises and equipment	496	330
Loans originated for sale	(1,043)	(3,437)
Proceeds from sales of mortgage loans	1,521	3,322
Decrease in accrued interest receivable	168	134
Deferred income tax benefit	(296)	(222)
Stock-based compensation	95	—
Tax benefit from exercise of stock options	—	211
(Increase) decrease in other assets	(337)	224
Increase in advance payments by borrowers	130	122
Decrease in other liabilities	(255)	(172)

Net cash provided by operating activities	2,653	4,074

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	2,900	47,970
Proceeds from maturities of investment securities available for sale	11,500	25,000
Sales of investment securities available for sale	78,457	—
Purchases of investment securities held to maturity	—	(65,952)
Purchases of mortgage-backed securities held to maturity	—	(23,971)
Purchases of investment securities available for sale	(20,265)	(14,198)
Purchases of mortgage-backed securities available for sale	(63,545)	—
Purchase of other equity securities available for sale	(107)	(72)
Purchases of Federal Home Loan Bank stock	—	(2,210)
Redemption of FHLB stock	750	—
Principal payments of investment securities held to maturity	4,680	19,697
Principal payments of investment securities available for sale	12,922	3,959
Increase in loans, net	(30,419)	(877)
Purchases of Bank premises and equipment	(910)	(176)

Net cash used in investing activities	(4,037)	(10,830)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,277)	9,370
Additions to Federal Home Loan Bank advances	37,000	48,900
Payments on Federal Home Loan Bank advances	(55,308)	(32,103)
Net increase in agreements to repurchase securities	1,305	686
Net increase (decrease) in other borrowed funds	21,000	(13,000)
Dividends paid	(1,901)	(1,859)
Proceeds from exercise of stock options	1,159	512
Excess tax benefit from exercise of stock options	91	—

Net cash provided by financing activities	2,069	12,506

Net increase in cash and cash equivalents	685	5,750
Cash and cash equivalents, beginning of period	10,687	7,402

Cash and cash equivalents, end of period	$11,372	$13,152

Cash paid during the period for:
Interest on deposits	$5,233	$3,601
Interest on borrowed funds	5,588	4,918
Income taxes	906	1,810
Cash received during the year for:
Income taxes	192	215
Supplemental schedule of non-cash activities:
Change in valuation of investment securities available for sale, net	(1,380)	(310)
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)
1. BASIS OF PRESENTATION
LSB Corporation (the “Corporation” or the “Company”) is a Massachusetts corporation and the holding company of its wholly-owned subsidiary River Bank (the “Bank”), a state-chartered Massachusetts savings bank, formerly known as Lawrence Savings Bank and organized in 1868. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank.
The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to $100,000 per account, as defined by the FDIC (except for certain retirement accounts which are insured up to $250,000), and the Depositors Insurance Fund (“DIF”) of Massachusetts, a private industry-sponsored insurer, for customer deposit amounts in excess of FDIC insurance limits. The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, River Bank, and the Bank’s wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, Pemberton Corporation, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. In the opinion of management, the accompanying Consolidated Financial Statements reflect all necessary adjustments consisting of normal recurring accruals for fair presentation. Certain amounts in prior periods have been re-classified to conform to the current presentation.
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
2. STOCK OPTIONS
The following table presents the amount of cumulatively granted options and restricted stock awards, net of cancellations, through September 30, 2006:

			Cumulative
			Awards, Net of
	Authorized Option Awards	Stock Awards	Expirations

1986 Plan	720,500	N/A	430,250
1997 Plan	449,500	N/A	427,850
2006 Plan	400,000		—

	1,570,000		858,100
At September 30, 2006, there were no shares available for grant under either the 1986 Plan due to its expiration or the 1997 Plan due to all authorized awards being granted by December 31, 2005. Of the authorized awards under the 1997 Plan, subsequent forfeitures by former participants allowed an additional 10,425 options to become available to issue under future grants during the third quarter of 2006. Under all plans, the option exercise price equals the fair market value on the date of grant. All options granted under the 1986 and 1997 Plans vested over three years from the date of grant and have ten-year contractual terms. Options granted under these plans expire between 2006 and 2015. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares. The 2006 Stock Option Plan was approved by shareholders on May 2, 2006. No options were granted under the 2006 Plan during the first nine months of 2006.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) for all share-based payments, using the modified prospective transition method. Under this transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, of which the Company has none to date. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R or SFAS 123. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.
The total compensation expense before tax recognized in earnings by the Company in the nine months ended September 30, 2006 was approximately $95,000.
As required, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Therefore, the Company had $91,000 of excess tax benefits classified as a financing cash inflow during the nine months ended September 30, 2006.
Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was approximately $1.2 million and $512,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $91,000 and $211,000, respectively, for the nine months ended September 30, 2006 and 2005. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the nine months ended September 30, 2006 and 2005.
For purposes of pro forma disclosures for periods prior to January 1, 2006, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s net income and earnings per share for the quarter ended September 30, 2005, had the Company elected to recognize compensation expense for the granting of options under SFAS 123 using the Black-Scholes option pricing model would have been reduced to the following pro forma amounts:

	Three months ended	Nine months ended
	9/30/05	9/30/05
	(In thousands, except share data)

Net income:
As reported	$857	$2,474
Less: pro forma stock based compensation cost (net of taxes)	(31)	(91)

Pro forma	$826	$2,383

Basic earnings per share:
As reported	$0.19	$0.56
Pro forma	0.19	0.54
Diluted earnings per share:
As reported	$0.19	$0.55
Pro forma	0.18	0.53
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: expected volatility of 23.8%, expected average life of 4.3 years, risk-free interest rate of 3.8% and expected dividend yield of 3.21%.
A summary of the status of the Company’s 2006 Plan, 1997 Plan and 1986 Plan for the nine months ended September 30, 2006 is presented in the table below:

	2006
		Weighted	Wtd. Avg.	Aggregate
		Average	Remaining	Intrinsic
	Option	Exercise	Contractual	Value
	Shares	Price ($)	Term (years)	($000)

Balance, January 1	349,100	$12.88	5.4
Granted	—	—	—
Exercised	(127,275)	$11.59	5.2
Forfeited	(10,425)	$16.77	7.7
Expired	—	—	—

Balance, September 30	211,400	$13.46	5.4	$748

Options exercisable at Sept. 30	193,325	$13.14	5.2	$746
Weighted average grant date fair value of options granted	n/a	n/a
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on September 30, 2006 of $17.00, which would have been received by the option holders had all option holders exercised their options as of that date.
A summary of the status of the Company’s nonvested stock options as of September 30, 2006 and changes during the nine months then ended is presented in the table below:

	Nonvested Shares Issued Under the Plans
	Stock Options
		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested at January 1, 2006	55,050	$16.84
Granted	—	—
Vested	(28,800)	$16.88
Forfeited	(8,175)	$16.77

Nonvested at September 30, 2006	18,075	$16.80

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
On October 18, 2006, the Company announced that its Board of Directors had approved the termination of its defined benefit employee pension plan effective on December 31, 2006. All assets of the defined benefit plan will be applied to the payment of the accrued benefit obligations and plan expenses in connection with the plan’s termination. No pension benefits accrued under the defined benefit plan as of the termination date will be reduced or forfeited in connection with the plan termination. In connection with the termination of the defined benefit plan, the Company will freeze future pension benefits effective December 31, 2006. As a result of that cessation of future pension benefits, the Company will recognize a curtailment gain of $663,000 after-tax (or $0.14 per diluted share), due to the reversal of the accrued pension liability recorded on the financial statements.
The Company does not expect to contribute to the Plan for the Plan year ending October 31, 2006.
Net pension cost components for the three months and nine months ended September 30, 2006 and 2005, follow:

	Three months ended		Nine months ended
	9/30/06	9/30/05	9/30/06	9/30/05
		(In thousands)

Service cost	$89	$87	$265	$260
Interest cost	120	107	360	322
Expected return on plan assets	(145)	(136)	(435)	(407)
Net amortization and deferrals	(1)	(1)	(3)	(3)

Net periodic pension cost	$63	$57	$187	$172

4. CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. After review with legal counsel, management does not believe resolution of such litigation will have a material adverse effect on the financial condition and operating results of the Company.
5. RECENT ACCOUNTING PRONOUNCEMENTS
On September 29, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.
On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or the balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.
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
EXECUTIVE LEVEL OVERVIEW
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Management’s efforts are to increase the commercial loan portfolios, which include construction, commercial real estate and commercial loans. Management’s efforts for funding are to increase core deposit accounts, which are lower interest bearing accounts. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Deposits and borrowings have short durations and the costs of these funds do not necessarily rise and fall concurrent with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to, credit risk, interest rate risk and duration risk.

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
The provision for loan losses was $60,000 for the nine months ended September 30, 2006 based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans.
Non-interest income includes losses on sales of investment securities and various fees. Customers’ loan and deposit accounts generate various amounts of fee income depending on the product selected. The Company receives fee income from servicing loans that were sold in previous periods. Non-interest income is primarily impacted by the volume of customer transactions, which could change in response to changes in interest rates, pricing and competition.
Non-interest expenses include salaries and employee benefits, occupancy and equipment, professional, data processing and other expenses of the Company, which generally are directly related to business volume and are controlled by a budget process.
Provisions for income taxes are directly related to earnings of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, as well as the mix of earnings among the different entities would affect the amount of income tax expense reported and the overall effective income tax rate recorded.
The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company was able to achieve a 5% increase in the net interest income for the three months ended September 30, 2006 over the comparable period in 2005 in spite of the decline in total average assets due to the balance sheet restructuring in the second quarter of 2006 along with the continued emphasis on increasing loan originations instead of lower-yielding investment securities.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $521.6 million at September 30, 2006 compared to $521.8 million at December 31, 2005. The modest decline in asset size at September 30, 2006 from December 31, 2005 is mainly attributable to a decrease of $31.7 million in investment securities due to the balance sheet restructuring in the second quarter of 2006 partially offset by an increase of $30.0 million in total loan growth since year end 2005.
Investments:
The investment securities portfolio totaled $228.4 million or 43.8% of total assets at September 30, 2006, compared to $260.0 million or 49.8% of total assets at December 31, 2005, a decrease of $31.7 million from year-end.
During the third quarter of 2006, approximately $7.8 million of investments available for sale matured or paid down and the funds were reinvested in new loan originations. The Company intends to use the principle paydowns and maturities from the investment portfolio to fund future loan growth as a strategy to improve the Company’s net interest margin.
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
The unrealized loss as of September 30, 2006 totaled $3.3 million, or $2.1 million net of taxes. The unrealized losses are attributable to changes in interest rates and a corresponding decline in market value and are not related to credit quality, nor are they deemed to be other than temporarily impaired.
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
The following table reflects the components and carrying values of the investment securities portfolio at September 30, 2006 and December 31, 2005:

	9/30/06				12/31/05
	Amortized	Unrealized		Market	Amortized	Unrealized		Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)
Investment securities available for sale:
U.S. treasury bonds	$5,108	$—	$(384)	$4,724	$5,119	$—	$(350)	$4,769
Federal agency bonds	40,863	27	(612)	40,278	9,932	—	(265)	9,667

U.S. treasury & federal agency bonds	45,971	27	(996)	45,002	15,051	—	(615)	14,436

Corporate bonds	7,483	47	(2)	7,528	3,181	—	(135)	3,046
Municipal bonds	—	—	—	—	—	—	—	—
Mutual funds	1,000	—	(52)	948	1,000	—	(45)	955
Other investments/equity securities	284	—	—	284	240	—	(7)	233

Other investment securities	8,767	47	(54)	8,760	4,421	—	(187)	4,234

Asset-backed securities/CMO	75,073	82	(1,535)	73,620	24,662	9	(342)	24,329
Mortgaged-backed securities	101,890	527	(1,415)	101,002	3,420	10	(66)	3,364

ABS/CMO/MBS	176,963	609	(2,950)	174,622	28,082	19	(408)	27,693

Total investment securities available for sale	$231,701	$683	$(4,000)	$228,384	$47,554	$19	$(1,210)	$46,363

Investment securities held to maturity:
U.S. treasury bonds	$—	$—	$—	$—	$—	$—	$—	$—
Federal agency bonds	—	—	—	—	87,017	56	(1,944)	85,129

U.S. treasury & federal agency bonds	—	—	—	—	87,017	56	(1,944)	85,129

Corporate bonds	—	—	—	—	8,143	11	(280)	7,874
Commercial paper	—	—	—	—	2,881	—	—	2,881
Municipal bonds	—	—	—	—	1,526	—	(14)	1,512
Mutual funds	—	—	—	—	—	—	—	—
Other investments/equity securities	—	—	—	—	—	—	—	—

Other investment securities	—	—	—	—	12,550	11	(294)	12,267

Asset-backed securities/CMO	—	—	—	—	70,415	4	(1,679)	68,740
Mortgage-backed securities	—	—	—	—	43,701	40	(1,262)	42,479

ABS/CMO/MBS	—	—	—	—	114,116	44	(2,941)	111,219

Total investment securities held to maturity	$—	$—	$—	$—	$213,683	$111	$(5,179)	$208,615

Total investment securities	$231,701	$683	$(4,000)	$228,384	$261,237	$130	$(6,389)	$254,978

Loans:
Total loans increased $30.0 million to $264.6 million or 50.7% of total assets at September 30, 2006 versus $234.6 million or 44.2% of total assets at December 31, 2005. Retail loans, comprised primarily of residential mortgage loans, increased $14.6 million during the first nine months of 2006 while corporate loans, comprised mainly of construction and commercial real estate loans, increased $15.4 million during the same period. The loan growth has been experienced in all loan categories and reflects the continued interest in loan originations over investment purchases.
The following table reflects the loan portfolio at September 30, 2006 and December 31, 2005:

	9/30/06	12/31/05
	(In thousands)

Residential mortgage loans	$68,731	$62,659
Equity loans	18,688	10,412
Consumer loans	675	468

Total retail loans	88,094	73,539

Construction loans	33,112	24,137
Commercial real estate loans	133,688	127,617
Commercial loans	9,692	9,318

Total corporate loans	176,492	161,072

Total loans	264,586	234,611
Allowance for loan losses	(4,214)	(4,126)

Total loans, net	$260,372	$230,485

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three months and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	9/30/06	9/30/05	9/30/06	9/30/05
	(In thousands)

Beginning balance	$4,184	$4,135	$4,126	$4,140
Provision charged to operations	30	—	60	—
Recoveries on loans previously charged-off	9	3	49	8
Loans charged-off	(9)	(5)	(21)	(15)

Ending balance	$4,214	$4,133	$4,214	$4,133

The allowance for loan losses increased slightly to $4.2 million at September 30, 2006 as compared to December 31, 2005. However, the allowance for loan losses as a percent of total loans has decreased to 1.59% at September 30, 2006 down from 1.76% at December 31, 2005, due to an increase in total loans outstanding at September 30, 2006 compared to December 31, 2005. As mentioned previously, the loan portfolio grew $30.0 million in the first nine months of 2006 without a significant change in credit risk to the Company.
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

Risk Assets:
Risk assets consist of non-performing loans and other real estate owned (OREO). Non-performing loans consist of both a) loans 90 days or more past due, and b) loans placed on non-accrual because full collection of the principal balance is in doubt. Other real estate owned is comprised of foreclosed properties where the Company has formally received title or has possession of the collateral.
Total risk assets were $1.1 million and $32,000, respectively, at September 30, 2006 and December 31, 2005. At September 30, 2006, total impaired loans were $1.0 million, none of which required a related allowance. All of the $1.0 million in impaired loans have been measured using the fair value of the collateral method. The Company had no impaired loans at December 31, 2005 or September 30, 2005. The increase in non-performing and impaired loans as of September 30, 2006 was primarily due to the deterioration of one borrower with multiple loans that are collateral dependent.
The following table summarizes the Company’s risk assets at September 30, 2006, December 31, 2005 and September 30, 2005:

	9/30/06	12/31/05	9/30/05
	(Dollars in thousands)
Non-performing loans	$1,142	$32	$33
Other real estate owned	—	—	—

Total risk assets	$1,142	$32	$33

Risk assets as a percent of total loans	0.43%	0.01%	0.01%

Risk assets as a percent of total assets	0.22%	0.01%	0.01%

Deposits:
Total interest bearing deposits amounted to $269.6 million at September 30, 2006 compared to $284.2 million at December 31, 2005, a decrease of $14.6 million. Partially offsetting this decrease was an increase of $13.3 million in non-interest bearing or demand deposit accounts. The largest change from December 31, 2005 was due primarily to a decrease of $21.2 million in NOW accounts. Partially offsetting this decrease was an increase of $14.4 million in higher costing certificates of deposit. The increase in term certificates of deposit reflects the customers’ preference in achieving the highest yields possible as the rates paid on these accounts have increased in conjunction with the increases in interest rates.
The following table reflects the components of the deposit portfolio at September 30, 2006 and December 31, 2005:

	9/30/06	12/31/05
	(In thousands)
NOW and super NOW accounts	$17,184	$38,349
Demand deposit accounts	32,219	18,912
Savings accounts	36,127	41,941
Money market investment accounts	74,589	76,594
Certificates of deposit	141,691	127,291

Total deposits	$301,810	$303,087

Borrowings:
Borrowings consist of Federal Home Loan Bank advances, other borrowed funds (short term FHLB advances under 6 months) and securities sold under agreements to repurchase. Total borrowings amounted to $157.4 million at September 30, 2006 compared to $153.4 million at December 31, 2005, an increase of $4.0 million. While the total borrowings increased since year-end by $4.0 million, total borrowings decreased from the first quarter of 2006 by $24.4 million and reflected the balance sheet restructuring whereby the proceeds from the investment sales were used to pay down the long-term FHLB advances coming due.

The following table reflects the components of borrowings at September 30, 2006 and December 31, 2005:

	9/30/06	12/31/05
	(In thousands)
Federal Home Loan Bank advances	$103,553	$121,861
FHLB short-term borrowings	48,000	27,000
Customer repurchase agreements	5,824	4,519

Total borrowings	$157,377	$153,380

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
SUMMARY
The Company reported net income of $808,000, or $0.18 per diluted share, as compared to net income of $857,000, or $0.19 per diluted share, for the three months ended September 30, 2006 and 2005, respectively. The third quarter of 2006 experienced an increase in the net interest income, but it was offset by a provision for loan loss of $30,000 and an increase of total non-interest expenses of $138,000 over the corresponding period for 2005. Additionally, the third quarter of 2006 had lower non-interest income than the third quarter of 2005. This overall impact was a reduction in net income for the quarter ending September 30, 2006 as compared to 2005.
Net Interest Income From Operations:
Net interest income for the three months ended September 30, 2006 increased by $174,000, or 5.0%, to $3.6 million from $3.5 million for the same period of 2005. The net interest rate spread increased to 2.33% for the three months ended September 30, 2006 versus 2.27% for the same period of 2005. Interest income for the three months ended September 30, 2006 increased $1.1 million primarily due to higher investment security and loan rates and higher average loan balances from the same period of 2005. Partially offsetting the increase in total interest income was a corresponding increase of $912,000 in total interest expense primarily due to higher rates paid on deposits and borrowings. Although the Company expects the balance sheet restructuring to have a positive impact on its net interest margin in the long-term, much of the restructuring was not completed until late in the second quarter, and as a result, the effect of the restructuring on the margin during the full nine month period ending September 30, 2006 was minimal. However, during the quarter ended September 30, 2006, the balance sheet restructuring led to an increase in the net interest margin to 2.86% versus 2.61% for the quarter ended September 30, 2006 and 2005, respectively. In addition, a change in the timing of the FHLB dividend resulted in the recognition of $273,000 in dividend income for 183 days in the quarter ended September 30, 2006 compared to $108,000 for 92 days for the same quarter of 2005.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended September 30, 2006 and 2005. Average loans include non-performing loans.

	Three months ended			Three months ended
	9/30/06			9/30/05
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$6,010	$81	5.35%	$3,234	$28	3.43%
U. S. Government and federal agency bonds	44,731	428	3.80	102,480	803	3.11
Corporate and municipal bonds and other securities	18,085	388	8.51	28,313	268	3.76
Collateralized mortgage obligations and mortgage- backed securities	176,111	2,088	4.70	154,523	1,579	4.05

Total investment securities	244,937	2,985	4.83	288,550	2,678	3.68

Loans:
Residential real estate	66,345	911	5.45	60,746	784	5.12
Equity	15,786	243	6.11	9,647	129	5.31
Consumer	812	12	5.86	605	9	5.90

Total retail loans	82,943	1,166	5.58	70,998	922	5.15

Construction	33,411	800	9.50	20,609	396	7.62
Commercial real estate	132,606	2,414	7.22	131,214	2,249	6.80
Commercial	9,025	188	8.26	12,855	222	6.85

Total corporate loans	175,042	3,402	7.71	164,678	2,867	6.91

Total loans	257,985	4,568	7.02	235,676	3,789	6.38

Total interest-earning assets	502,922	7,553	5.96%	524,226	6,467	4.89%

Allowance for loan losses	(4,200)			(4,168)
Other assets	18,871			19,518

Total assets	$517,593			$539,576

Liabilities and Stockholders’ Equity

Deposits:
NOW and Super NOW accounts	$22,200	$8	0.14%	$39,571	$12	0.12%
Regular savings accounts	36,995	46	0.49	44,541	56	0.50
Money market investment accounts	75,856	552	2.89	81,141	385	1.88
Certificates of deposit and escrow	139,678	1,384	3.93	123,469	886	2.85

Total interest bearing deposits	274,729	1,990	2.87	288,722	1,339	1.84

Borrowed funds:
Other borrowed funds	57,694	762	5.24	49,594	424	3.39
FHLB Advances	96,631	1,172	4.81	118,487	1,249	4.18

Total borrowed funds	154,325	1,934	4.97	168,081	1,673	3.95

Total interest bearing liabilities	429,054	3,924	3.63%	456,803	3,012	2.62%

Non-interest bearing deposits	28,524			20,949
Other liabilities	4,994			3,374

Total liabilities	462,572			481,126
Stockholders’ equity	55,021			58,450

Total liabilities and stockholders’ equity	$517,593			$539,576

Net interest rate spread			2.33%			2.27%
Net interest income		$3,629			$3,455

Net interest margin on average earning assets			2.86%			2.61%

Interest Income:
Interest income increased $1.1 million, or 16.8%, during the third quarter of 2006 versus the same quarter in 2005, primarily attributable to a rise in average investment security interest rates coupled with the FHLB dividend timing issue previously mentioned.
Average loan interest rates increased 64 basis points from 6.38% to 7.02% during the third quarters of 2005 and 2006, respectively, contributing $370,000 to interest income. Average loan balances rose $22.3 million from $235.6 million in 2005 to $258.0 million in 2006 contributing $409,000 to interest income.
Average investment security interest rates increased 115 basis points during the third quarter of 2006 from 3.68% in 2005 to 4.83% in 2006 adding $686,000 to interest income. Average investment security balances declined $43.6 million from $288.6 million in 2005 to $244.9 million in 2006 reducing interest income by $379,000. As mentioned above, the full impact of the balance sheet restructuring was recognized in the third quarter of 2006 and dividend income from the FHLB was received during the third quarter of 2006 of $273,000 compared to $108,000 in 2005.
Interest Expense:
Interest expense increased $912,000, or 30.3%, during the third quarter of 2006 from $3.0 million in the third quarter of 2005 to $3.9 million in the third quarter of 2006 primarily due to the rise in overall market interest rates experienced by both the deposit portfolio and borrowed funds position.
Average deposit interest rates increased 103 basis points from 1.84% to 2.87% in the third quarter of 2005 and 2006, respectively, contributing $565,000 to interest expense. Average interest-bearing deposit balances decreased by $14.0 million from $288.7 million in 2005 to $274.7 million in 2006 but a change in the mix resulting in a preference for higher costing certificates of deposit increased interest expense by $86,000.
Average borrowed funds interest rates increased 102 basis points from 3.95% in the third quarter of 2005 to 4.97% in the same quarter of 2006 resulting in a rise of $432,000 to interest expense, the majority of which, $260,000, related to short-term borrowed funding. Average borrowed fund balances declined $13.8 million, or 8.2%, from $168.1 million in 2005 to $154.3 million in 2006. This decline reduced interest expense by $171,000 primarily due to $249,000 reduction in long-term borrowed funds interest expense partially offset by an increase of $78,000 in short-term borrowed funds interest expense.
Provision for Loan Losses:
The provision for loan losses totaled $30,000 and zero for the three months ended September 30, 2006 and 2005, respectively. The provision of $30,000 in 2006 reflects management’s analysis of loan growth during the third quarter of 2006. The absence of a provision for loan losses in 2005 was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has remained fairly consistent at $4.2 million and $4.1 million at September 30, 2006 and September 30, 2005, respectively. The coverage of the allowance for loan losses has decreased to 1.59% at September 30, 2006 from 1.77% at September 30, 2005 due to the loan growth experienced during 2006.
Non-Interest Income:
Non-interest income decreased $54,000 for the three months ended September 30, 2006 compared to the same period in 2005 and totaled $327,000 and $381,000, respectively. The decrease was primarily attributable to a decrease in deposit account fees. Loan servicing fees decreased to $24,000 and $33,000 for the three months ended September 30, 2006 and 2005, respectively. Deposit account fees declined to $188,000 from $220,000 for the three months ended September 30, 2006 and 2005, respectively, due to a reduction in NOW account fees. Gains on sales of mortgage loans declined to zero in 2006 from $13,000 in 2005 due to a reduction in loan sale volume. Other income remained flat at $115,000 for both the three months ended September 30, 2006 and 2005, respectively.

Non-Interest Expense:
Non-interest expenses rose $138,000, or 5.5%, during 2006 to $2.6 million in the third quarter of 2006 versus $2.5 million for the same period of 2005. The majority of the increase was attributable to an increase in salary and employee benefits expenses. There was an increase of $132,000, or 8.7%, in salaries and employee benefits from $1.5 million in the third quarter of 2005 to $1.7 million in the third quarter of 2006 primarily due to an accrual reversal of $121,000 for deferred compensation included in 2005 not included in 2006 and compensation expenses related to stock options of $31,000 in conjunction with the adoption of SFAS 123R. Occupancy and equipment expense increased $34,000, or 14.8%, to $263,000 in the third quarter of 2006 from $229,000 in the same period of 2005. The bulk of the increase in the third quarter of 2006 was due to additional clean-up costs associated with an environmental issue at one of the Bank’s branch locations. Data processing expenses increased $20,000, or 8.7%, to $250,000 in the third quarter of 2006 from $230,000 in 2005 due to an increase in computer software and license fees and service bureau charges. Marketing expenses decreased $52,000, or 74.3%, during the third quarter of 2006 to $18,000 from $70,000 in the third quarter of 2005 due to the reversal of an accrual in the amount of $43,000 associated with the name change costs that had been projected in the second quarter of 2006 and reversed in the third quarter of 2006. Professional fees increased modestly to $113,000 in the third quarter of 2006 from $111,000 in the third quarter of 2005. Other expenses increased modestly to $345,000 in the third quarter of 2006 from $343,000 in the same period of 2005. The costs included in other expenses reflect the reversal of an accrual for stockholder expenses in the amount of $50,000 in the third quarter 2005 which was not repeated in 2006 and which was partially offset by the receipt of $41,000 in additional insurance reimbursement proceeds relating to the flood experienced in the second quarter of 2006 at the corporate headquarters.
Income Taxes:
The Company reported an income tax expense of $473,000 for the three months ended September 30, 2006, for an effective income tax expense rate of 36.9%. This compares to an income tax expense of $472,000 for the three months ended September 30, 2005 or effective income tax rate of 35.5%. Income tax expense remained flat quarter to quarter.
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
SUMMARY
The Company reported a net loss of $874,000, or $(0.19) per diluted share, versus net income of $2.5 million, or $0.55 per diluted share, for the nine months ended September 30, 2006 and 2005, respectively. The decline in net income for the nine month period ending September 30, 2006 was primarily due to the balance sheet restructuring in the second quarter of 2006, name change expenses relating to the Company’s subsidiary bank and former employee severance payments. The Company’s net interest margin remained at 2.67% in the first nine months of 2005 and 2006, respectively.
Net Interest Income From Operations:
Net interest income for the nine months ended September 30, 2006 and 2005 decreased by $313,000, or 3.0%, to $10.2 million from $10.5 million, respectively. The net interest rate spread decreased to 2.23% for the nine months ended September 30, 2006 versus 2.36% for the same period of 2005. Interest income for the nine months ended September 30, 2006 experienced an increase of $2.1 million primarily due to higher interest rates on investment security and loan balances and higher loan balances from the same period of 2005. More than offsetting the increase in total interest income was a corresponding increase of $2.4 million in total interest expense primarily due to higher rates paid on deposits and borrowed funds.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the nine months ended September 30, 2006 and 2005. Average loans include non-performing loans.

	Nine months ended			Nine months ended
	9/30/06			9/30/05
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$5,456	$207	5.07%	$2,895	$66	3.05%
U. S. Government and federal agency bonds	75,939	1,908	3.36	114,329	2,676	3.13
Corporate and municipal bonds and other securities	22,957	779	4.54	27,980	776	3.71
Collateralized mortgage obligations and mortgage-backed securities	160,883	5,447	4.53	148,111	4,487	4.05

Total investment securities	265,235	8,341	4.20	293,315	8,005	3.65

Loans:
Residential real estate	64,501	2,607	5.40	60,430	2,362	5.23
Equity	12,521	576	6.15	9,172	348	5.07
Consumer	632	29	6.13	657	29	5.90

Total retail loans	77,654	3,212	5.53	70,259	2,739	5.21

Construction	31,182	2,124	9.11	18,015	972	7.21
Commercial real estate	129,577	6,932	7.15	132,896	6,707	6.75
Commercial	8,780	526	8.01	13,417	648	6.46

Total corporate loans	169,539	9,582	7.56	164,328	8,327	6.77

Total loans	247,193	12,794	6.92	234,587	11,066	6.31

Total interest-earning assets	512,428	21,135	5.51%	527,902	19,071	4.83%

Allowance for loan losses	(4,174)			(4,151)
Other assets	19,410			18,391

Total assets	$527,664			$542,142

Liabilities and Stockholders’ Equity

Deposits:
NOW and Super NOW accounts	$31,325	$30	0.13%	$38,854	$35	0.12%
Regular savings accounts	39,123	146	0.50	45,334	168	0.50
Money market investment accounts	78,254	1,425	2.43	80,934	954	1.58
Certificates of deposit and escrow	133,105	3,637	3.65	120,914	2,438	2.70

Total interest bearing deposits	281,807	5,238	2.49	286,036	3,595	1.68

Borrowed funds:
Other borrowed funds	49,916	1,838	4.92	59,007	1,292	2.93
FHLB Advances	112,986	3,832	4.53	117,161	3,644	4.16

Total borrowed funds	162,902	5,670	4.65	176,168	4,936	3.75

Total interest bearing liabilities	444,709	10,908	3.28%	462,204	8,531	2.47%

Non-interest bearing deposits	21,108			18,561
Other liabilities	4,661			3,268

Total liabilities	470,478			484,033
Stockholders’ equity	57,186			58,109

Total liabilities and stockholders’ equity	$527,664			$542,142

Net interest rate spread			2.23%			2.36%
Net interest income		$10,227			$10,540

Net interest margin on average earning assets			2.67%			2.67%

Interest Income:
Interest income increased $2.1 million, or 10.8%, during the nine months ended September 30, 2006 versus the same period in 2005, mainly attributable to a rise in average loan interest rates.
Average loan interest rates increased 61 basis points from 6.31% to 6.92% during the nine months ended September 30, 2005 and 2006, respectively, contributing $1.0 million to interest income. Average loan balances rose $12.6 million from $234.6 million in 2005 to $247.2 million in 2006 contributing $728,000 to interest income.
Average investment security interest rates increased 55 basis points during the first nine months of 2006 from 3.65% in 2005 to 4.20% in 2006 adding $955,000 to interest income. Average investment security balances declined $28.1 million from $293.3 million in 2005 to $265.2 million in 2006 reducing interest income by $619,000.
Interest Expense:
Interest expense increased $2.4 million, or 27.8%, to $10.9 million during the first nine months of 2006 from $8.5 million in the same period of 2005 primarily due to the rise in interest rates paid on average deposits and borrowed funds.
Average deposit interest rates increased 81 basis points from 1.68% to 2.49% in the first nine months of 2005 and 2006, respectively, contributing $1.4 million to interest expense. Average interest-bearing deposit balances decreased by $4.2 million from $286.0 million in 2005 to $281.8 million in 2006 increasing interest expense by $202,000.
Average borrowed funds interest rates increased 88 basis points from 3.75% in the nine months ended of 2005 to 4.63% in the same quarter of 2006 resulting in a rise of $1.1 million to interest expense, the majority of which, $770,000, related to short-term borrowed funding. Average borrowed fund balances declined $13.3 million or 7.5% from $176.2 million in 2005 to $162.9 million in 2006. This decline reduced interest expense by $357,000 primarily due to $224,000 reduction in short-term borrowed funds interest expense.
Provision for Loan Losses:
The provision for loan losses was $60,000 and zero for the nine months ended September 30, 2006 and 2005, respectively. The provision of $60,000 in 2006 reflects management’s analysis of loan growth during 2006. The absence of a provision for loan losses in 2005 was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has remained fairly consistent at $4.2 million and $4.1 million at September 30, 2006 and September 30, 2005, respectively. The coverage of the allowance for loan losses has decreased to 1.59% at September 30, 2006 from 1.77% at September 30, 2005 due to the loan growth experienced during 2006.
Non-Interest Income:
Non-interest income decreased for the nine months ended September 30, 2006 to a loss of $(1.4) million from non-interest income of $1.1 million in the same period in 2005. The decrease was primarily attributable to a loss on sales of low yielding investments securities totaling $2.4 million due to the balance sheet restructuring. Loan servicing fees decreased from $109,000 in 2005 to $66,000 in 2006 primarily due to the acceleration of amortization of mortgage servicing rights (“MSR”). Deposit account fees decreased from $639,000 to $586,000, respectively, in 2006 and 2005 due to a reduction in NOW account fees. Gains on sales of mortgage loans declined from $35,000 to $6,000 in 2006 and 2005, respectively, as the Company has decided to hold current loan production as compared to selling loans in the corresponding period in 2005. Other income remained flat at $341,000 and $350,000, respectively in 2006 versus 2005.
Non-Interest Expense:
Non-interest expenses increased $2.2 million, or 27.6%, during 2006 to $10.0 million in the first nine months of 2006 versus $7.8 million for the same period of 2005. Contributing to this increase were costs associated with the name change of the Company’s subsidiary bank to River Bank and severance payments to former employees. There was an increase of $952,000, or 20.2%, in salaries and employee benefits to $5.7 million from $4.7 million primarily due to costs of $699,000 incurred with former employee severance payments and $95,000 in conjunction with the adoption of SFAS 123R by the Company on stock options as well as increases in the medical insurance rates. In addition, during the third quarter of 2005, the Company reversed an accrual for deferred compensation in the amount of $121,000. Occupancy and equipment expenses increased $379,000, or 53.5%, to $1.1 million in the first nine months of 2006 from $708,000 in the same period of 2005 primarily due to accelerated deprecation of $197,000 on damaged property and equipment resulting from the flooding of the corporate headquarters and main office as well as obsolete fixed assets and an increase of $155,000 in repairs and maintenance costs. The majority of the repairs pertain to costs of $128,000 incurred in the clean-up and remediation of a small environment issue at one of the Bank’s branch locations. Data processing expenses increased to $745,000 from $668,000 in 2005 due to an increase of $43,000 in computer software and license fees and $24,000 in service bureau charges. Marketing expenses increased $243,000, or 105.7%, during 2006 due to $292,000 in marketing and promotional expenses relating to the name change of the Company’s subsidiary bank offset by a decrease of $32,000 in direct mail advertising. Professional fees increased $57,000 to $464,000 in 2006 from $407,000 in 2005’s first nine months due to an increase in consulting and tax preparation fees due to the Company changing its tax year end from October 31 to December 31. Other expenses increased $461,000, or 40.9%, to $1.6 million from $1.1 million, respectively, for the nine months ended 2006 and 2005 due to costs associated with the subsidiary bank name change of $250,000, costs of $26,000 incurred as a result of the flood of the corporate headquarters in May 2006 that were not covered by insurance reimbursements and an increase of $141,500 in stockholder’s related expenses. The majority of the increase in the stockholder related expenses resulted from the adoption of the Shareholder Rights Plan in January 2006 and the adoption of the 2006 Stock Option Plan in May 2006.
Income Taxes:
The Company reported an income tax benefit of $394,000 for the nine months ended September 30, 2006 or an effective income tax benefit rate of 31.1%. This compares to an income tax expense of $1.4 million for the nine months ended September 30, 2005 or an effective income tax rate of 35.3%. Income tax expense decreased $1.7 million from the first nine months of 2006 versus the same period of 2005 primarily due to a decrease in taxable earnings within the consolidated group. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable income within the group can change. An additional factor for the decrease in the effective tax rate for the nine months in 2006 as compared to the same period in 2005 was due to the inability to recognize income tax benefits resulting from the net operating losses for state income tax purposes as the state of Massachusetts does not permit the net operating losses to be carried back to prior taxable years or carried forward to future taxable years.
Liquidity and Capital Resources:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank did not pay a dividend to the Company in the first nine months of 2006. The Bank paid dividends to the Company in the amount of $1.2 million during the first nine months of 2005. The Company made cash payments of dividends to shareholders in the amount of $1.9 million in the first nine months of both 2006 and 2005, respectively.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank currently has a $5.0 million unsecured Federal funds line of credit with another institution. At September 30, 2006, the entire $11.8 million in available lines of credit was available.
The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s investments in FHLB stock, its residential mortgage portfolio and the portion of the investment portfolio which meets FHLB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLB at September 30, 2006 was $239.2 million, of which $151.6 million had been borrowed.
At September 30, 2006, the Company’s stockholders’ equity was $57.1 million as compared to $59.9 million at December 31, 2005. The change during the first nine months of 2006 occurred due to a net loss of $874,000, a tax benefit associated with the exercise of stock options of $91,000, proceeds of $1.1 million from the exercise of stock options and compensation expense relating to stock options of $95,000 in conjunction with the Company’s adoption of SFAS 123R. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $1.9 million and a $1.4 million decrease in the market value of investment securities available for sale, net of taxes due mainly to the transfer of securities previously held in the held to maturity portfolio to the available for sale portfolio during the first quarter of 2006.
The Company’s leverage ratio at September 30, 2006 and December 31, 2005 was 11.35% and 11.34%, respectively. The Company’s and the Bank’s total risk based capital ratios were 18.26% and 17.54% at September 30, 2006, respectively, compared with 20.34% and 19.54% at December 31, 2005, respectively. The total risk based capital ratios declined from December 31, 2005 due to an increase in the total loan balance portfolio and in the total loan commitments. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.
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
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          None
ITEM 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION
November 13, 2006	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

November 13, 2006	/s/ Diane L. Walker
Diane L. Walker
Senior Vice President Chief Financial Officer

EXHIBIT INDEX