Form 10-K
period 2006-12-31
LSB CORP
filed 2007-03-28
CIK 1143848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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
(Registrant=s telephone number, including area code)
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
☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-acc accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting common equity stock held by non-affiliates* of the registrant based on the closing sale price of $16.00 per share as of June 30, 2006
Approximately $73,896,785
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 2, 2007

Common Stock, par value $.10 per share	4,601,617 shares
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1)	Portions of the Company’s definitive Proxy Statement for its 2007 Annual Meeting (the “Proxy Statement”) attached hereto as Exhibit (20) are incorporated by reference in Part III, Items 10-13 and Part IV, Item 14 of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K

*	For purposes of this calculation only, the common stock of LSB Corporation held by directors and executive officers of LSB Corporation has been treated as owned by affiliates.

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
ITEM 1. BUSINESS
SUMMARY

LSB Corporation (the “Corporation” or the “Company”) is a one bank-holding company principally conducting business through RiverBank (the “Bank”). The Corporation became the holding company for the Bank on July 1, 2001 pursuant to a plan of reorganization in which each share of Bank common stock then outstanding (and accompanying preferred stock purchase rights) was converted into and exchanged for one share of the Corporation’s common stock (and accompanying preferred stock purchase rights). The Corporation’s common stock is currently traded on the Nasdaq Stock Market under the symbol “LSBX”. Prices of the common stock are reported in The Wall Street Journal as “LSB Corp”.
The Bank was established as a Massachusetts savings bank in 1868; the Bank converted from mutual to stock form on May 9, 1986.
The Corporation is subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (“FRB”), and Massachusetts Division of Banks (the “Division”). The Bank is subject to supervision, regulation, and periodic examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks.
The Bank has three wholly-owned subsidiaries at December 31, 2006. Shawsheen Security Corporation and Shawsheen Security Corporation II engage exclusively in buying, selling, dealing in and holding securities for their own accounts. Spruce Wood Realty Trust holds real estate used in the ordinary course of the Bank’s business. Pemberton Corporation was dissolved during 2006.
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
LENDING ACTIVITIES

The Bank’s loan portfolio consists of commercial real estate, commercial business, construction, residential mortgage, home equity and consumer loans. Competition on both pricing and underwriting terms has been strong in the Bank’s market area. Gross loans at December 31, 2006 were $288.2 million up from $234.6 million at December 31, 2005 and $232.8 million in 2004.

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
COMMERCIAL BUSINESS

The Bank originates loans secured by business assets which are not real estate. The Bank has “Certified Lender” status from the U.S. Small Business Administration (“SBA”), which means that, subject to various conditions, the SBA guarantees repayment of some portion of the loan amount. The interest rates on these loans may be fixed or variable. The rates are primarily based on a margin over the Prime Rate as published in The Wall Street Journal. The margin is determined based on the creditworthiness of the borrower, security offered and competitive factors.
CONSTRUCTION

The Bank originates generally short-term loans for land development, construction of residential homes built on speculation, construction of homes for homeowners with permanent financing, and construction of commercial facilities (including retail, manufacturing and office space). These loans are generally priced to yield The Wall Street Journal Prime Rate plus a margin. Construction loans may involve additional risk due to uncertainty of estimated cost of completion of a project, or ultimate sale of the property to an end buyer. The Bank attempts to reduce these risks by lending to contractors with pre-arranged buyers or permanent financing commitments upon completion, or to businesses that are expanding and will occupy the completed project.
RESIDENTIAL MORTGAGES

The Bank originates fixed and adjustable rate residential mortgage loans which are underwritten to be eligible for sale in the secondary market. These loans are secured primarily by owner occupied 1-4 family primary residential properties. Adjustable rate mortgage loans are generally held by the Bank in the loan portfolio as a means to manage interest rate risk. Fixed rate mortgages are generally sold into the secondary market unless management believes they represent a good long-term asset based on various factors such as loan-to-value ratios, interest rates and management’s expectations of a loan’s duration. During 2006, the Bank retained all of its originated loans.
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
DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

Deposits and borrowings are the primary source of funds for funding loans and purchasing investment securities. The mix of deposits and borrowings is dependent on many factors, such as loan demand, competition, the economy, interest rates, and capital resources. Deposits are obtained from the general public through the Bank’s branch offices by additions to various deposit accounts, including checking, savings, money market, certificates of deposit and individual retirement accounts. The interest rates on these accounts generally are competitive with other local financial institutions. The Bank’s core deposit products (savings, checking and money market accounts) allow customers more flexibility and access and generally earn lower interest rates than other types of accounts due to the Bank’s higher operating costs to service these accounts. Certificates of deposit provide customers with higher interest rates, but less flexibility and access to deposits. Increasing and decreasing interest rates offered on certificates of deposit allows the Bank to adjust its sources of funds while providing a competitive interest rate to its customers. Another alternative source of deposits that is being considered by the Bank is brokered certificates of deposit. In addition to deposit accounts, other sources of funds include advances from the FHLB, Federal funds purchased and securities sold under agreements to repurchase.

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
At December 31, 2006, the Bank held $10.0 million of FHLB stock.
The Company functions only as a holding company for the Bank, engages in no business activities directly and is entirely dependent on the receipt of dividends from the Bank to meet its separate expenses, repay any indebtedness and pay dividends to the Company’s stockholders.
EMPLOYEES
The Company maintains no separate payroll. As of December 31, 2006, the Bank employed approximately 101 officers and employees on a full-time equivalent basis. None of the Bank’s employees is subject to a collective bargaining agreement or represented by a labor union. Management considers its relations with employees to be good.
COMPETITION

The Bank competes with local, regional and national financial service providers in its lending and deposit activities. The Bank competes in the local market against other local and branch offices of regional financial institutions such as banks, thrifts and credit unions. In addition, local and national non-bank businesses such as mortgage companies, securities brokerage firms, insurance companies and mutual funds offer services competitive with those of the Bank. Bank mergers and legislation permitting interstate and cross-industry expansion have increased, and are expected to continue to increase, competition in the Bank’s market area. The Bank competes on the basis of interest rates, deposit and loan terms, fees, office location, product and service arrays, customer convenience and technological advantages. Competition on the Bank’s deposit taking and lending activities is affected by movements in interest rates, local and national market developments, economic trends and the Bank’s ability to adjust to change.
SUPERVISION AND REGULATION

As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve Board (“FRB”) pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and files with the FRB an annual report and such additional reports as the FRB may require. The Corporation is also subject to regulations by the Massachusetts Division of Banks. As a bank holding company, the Corporation’s activities are limited to the business of banking and activities “closely related” or incidental to banking as determined by the FRB. The Corporation may not directly or indirectly engage in business activities or acquire more than five percent of any class of voting shares of any company without notice to or approval of the FRB. The Bank is an FDIC insured state-chartered savings bank subject to the regulations and supervisory authority of, and periodic examinations by, both the FDIC and the Division. These examinations test the Bank’s safety and soundness and compliance with various statutory and regulatory requirements. The Corporation and the Bank are both subject to federal and state taxation authorities. The Bank is subject to certain reserve and reporting requirements as a non-member bank of the Federal Reserve System. The Bank is a member of the Massachusetts Depositors Insurance Fund, an industry-sponsored insurer of deposit balances exceeding FDIC insurance limits.
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
FEDERAL DEPOSIT INSURANCE REFORM ACT OF 2005

On February 15, 2006, President George W. Bush signed into law the Federal Deposit Insurance Reform Act of 2006 (“FDIRA”). Among other things, FDIRA provides for the merger of the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”) of the FDIC into the Deposit Insurance Fund (“DIF”) by July 1, 2006, raises the deposit insurance limit on certain retirement accounts to $250,000 from $100,000 and indexes that limit for inflation, grants the FDIC Board discretion to set the Designated Reserve Ratio for the DIF within a range of 1.15 to 1.50 percent for any given year; provides for the allocation of a $4.7 billion assessment credit pool among insured banks and successor institutions, and provides for the declaration and payment of cash dividends to insured institutions. The FDIC issued final regulations implementing FDIRA on November 2, 2006.
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
The Securities and Exchange Commission (“SEC”) has issued final and proposed regulations implementing many of the Sarbanes-Oxley Act provisions. On September 22, 2005, the SEC announced an extension of compliance dates for non-accelerated filers with respect to management reporting and outside auditors’ attestation regarding the adequacy of internal controls over financial reporting (Section 404 of the Sarbanes-Oxley Act). The Company is considered a non-accelerated filer with the SEC and, under current law, must begin to comply with Section 404 requirements for its fiscal year ending December 31, 2007.
SECURITIES AND EXCHANGE COMMISSION FILINGS ON COMPANY’S WEB SITE

Under the Securities Exchange Act of 1934 Section 13, the Company files periodic and current reports with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), Forms 3, 4 & 5 (Statements of Ownership), Forms S-3, S-8 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, at which all forms filed electronically may be accessed. The Company’s website: www.riverbk.com has a section for SEC filings available free of charge and provides a link under www.riverbk.com/stockholder-info.asp. Information contained on our website and the SEC website is not incorporated by reference into this Form 10-K. We have included our web address and the SEC website address only as inactive textual references and do not intend them to be active links to our website or the SEC website.
MASSACHUSETTS BANK REGULATION

As a Massachusetts-chartered savings bank, the Bank is subject to supervision, regulation and examination by the Massachusetts Division of Banks (the “Division”) and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings, and payment of dividends. In addition, the Bank is subject to Massachusetts consumer protection laws and regulations. The Division’s approval is required for a Massachusetts bank to establish or close branches, merge with other banks, and undertake certain other activities.
Regulatory Enforcement Authority. Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Commissioner may be subject to sanctions for non-compliance. The Commissioner may under certain circumstances suspend or remove officers or directors who have violated the law, conducted a bank’s business in a manner which is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Commissioner may issue an order to cease and desist and impose a fine on the bank. Finally, Massachusetts consumer protection statutes applicable to a bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorneys’ fees in the case of certain violations.
Massachusetts law has recently been amended to restrict certain home mortgage lending practices. The law applies to banks that make so-called “high cost mortgage loans” and, among other provisions, requires credit counseling for borrowers, requires that banks have a “reasonable belief” that borrowers are able to make required payments out of current income, and limits the financing of points and fees.
Massachusetts law prohibits all mortgage lenders, including savings banks, from knowingly making a home mortgage loan in Massachusetts for the purpose of re-financing an existing home mortgage loan closed within the preceding five years, or re-financing any other debt of the borrower regardless of when it was incurred, unless the refinancing is “in the borrower’s interest.” The Commissioner recently issued regulations further clarifying the factors to be considered by a lender in determining whether a refinancing is in the borrower’s interest and the procedures a bank must follow to demonstrate its compliance with the law.
Massachusetts enacted legislation effective in March 2005 that revised and recodified a wide range of Massachusetts banking laws. Among other things, the law revised Massachusetts’ branching and lending laws, eliminating rigid restrictions on lending, but requiring Massachusetts banks to enact comprehensive loan policies that carefully describe loan programs and the loan-to-value ratios, amortization requirements, and other elements of those programs.
Parity Regulation. Massachusetts regulations allow Massachusetts banks to exercise additional or more flexible parallel powers granted to national banks, federal savings banks and out of-state state-chartered banks with branches in Massachusetts which are otherwise not permitted under state law. Specifically, these regulations permit a Massachusetts-chartered bank that is either “adequately capitalized” or “well capitalized,” is not in “troubled condition,” and has received as least a “satisfactory” CRA rating during its most recent regulatory examination to establish temporary branch offices, make certain investments in corporate affiliates and subsidiaries, engage in lease financing transactions, engage in finder and certain electronic banking activities, invest in community development and public welfare projects, and provide tax planning and preparation, payroll and financial planning services, among others. The applicable procedures and requirements vary according to the nature of the activity to be engaged in and the capitalization of the bank. As of the date of this report, the Bank was “well capitalized,” had received a CRA rating of “satisfactory” and was not in “troubled condition” and was therefore eligible to engage in certain of the above-referenced activities, subject to the applicable procedures and requirements of Massachusetts regulation.
In January 2005, the U.S. District Court for the District of Massachusetts ruled that the GLB Act preempts four provisions of Massachusetts law regulating the way banks sell insurance as agent or broker. The preempted rules are the so-called “referral prohibition,” the “referral fee prohibition,” the “waiting period restriction” and the “separation restriction.” The “referral prohibition” allows bank employees to refer customers to the bank’s insurance agency only if the customer first inquires about insurance, and as a result prohibits a bank teller from initiating a discussion about insurance with a customer. The “referral fee prohibition” forbids banks from paying additional compensation to unlicensed bank employees including tellers who make referrals to the bank’s insurance agency. The “waiting period restriction” allows banks to solicit the sale of insurance from loan applicants only after the loan application has been approved and only after the commitment letter has been issued in the case of a mortgage loan. Finally, the “separation restriction” generally requires banks to keep insurance activities physically separated from a bank’s loan and deposit activities, although regulations now permit tellers who refer customers to licensed insurance producers to receive a one-time, nominal fee of a fixed dollar amount for each referral.
Depositors Insurance Fund. All Massachusetts-chartered savings banks, including the Bank, are required to be members of the Depositors Insurance Fund (“DIF”), a corporation that insures savings bank deposits that are not otherwise covered by federal deposit insurance. The DIF is authorized to charge savings banks an annual assessment of up to 1/16th of 1% of a savings bank’s deposits.
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
Factors such as inflation, recession, unemployment, fluctuations in the money supply, global disorder such as that experienced as a result of the terrorist activity on September 11, 2001, instability in domestic and foreign financial markets, and other factors beyond the Company’s control may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although the Company pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Additionally, if rates paid on deposits and borrowings reprice more quickly than the assets, the Company would experience further compression of its net interest spread and net interest margin.
If the Company has higher loan losses than it has allowed for, its earnings could materially decrease. The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. The Company may therefore experience significant credit losses which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If one or more of the assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially reduce the Company’s net income and could adversely affect its financial condition.
A significant amount of the Company’s loans are concentrated in northeastern Massachusetts and southern New Hampshire, and adverse conditions in this area could negatively impact its operations. Substantially all of the loans the Company originates are secured by properties located in or are made to businesses which operate in northeastern Massachusetts or southern New Hampshire. Because of the current concentration of the Company’s loan origination activities in northeastern Massachusetts and southern New Hampshire, in the event of adverse economic conditions, downward pressure on housing prices, political or business developments or natural hazards adversely affecting northeastern Massachusetts or southern New Hampshire and the ability of property owners and businesses in that area to make payments of principal and interest on the underlying loans, the Company would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diversified. Such higher rates of loss and delinquency could have an adverse effect on the Company’s results of operations or financial condition.
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
The Company has strong competition within its market area which may limit the Company’s growth and profitability. The Company faces significant competition both in attracting deposits and in the origination of loans. See Competition in Item 1 hereof, Business. Commercial banks, credit unions, savings banks and savings and loan associations operating in our primary market area have historically provided most of our competition for deposits. Competition for the origination of real estate and other loans comes from other commercial, savings and cooperative banks, thrift institutions, insurance companies, finance companies, other institutional lenders and mortgage companies.
The success of the Company is dependent on retaining certain key personnel or attracting and retaining additional, qualified personnel. The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Company relies on key personnel, including executive officers, to manage and operate its business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Company’s net income. The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees.
The Company continues to encounter technological change, and may have fewer resources than many of its larger competitors to continue to invest in technological improvements. The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to serve their customers better and to reduce costs. The Company’s success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in its operations. Many of the Company’s larger competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.
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
When the Company becomes subject to SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, it will likely incur significant costs in connection with first providing internal control reports. Under current SEC regulations, as a “non-accelerated filer” under the federal securities laws, the Company will become subject to SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002 for its fiscal year ending December 31, 2007. Section 404 requires that the Company prepare a management report on its internal control over financial reporting and obtain an attestation on that report from its auditors in connection with its most recent consolidated financial statements included with its annual report. During the past several years, many SEC reporting companies have incurred significant costs in connection with first providing internal control reports. The Company will likely incur significant costs in connection with first providing internal control reports. These costs may be greater for the Company than for other comparable companies because the Company has changed its accounting firm effective for the fiscal year ending December 31, 2007. If the Company does incur such costs, the costs could have an adverse effect on the Company’s results of operations.
When the Company becomes subject to SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, if its internal control reports disclose significant deficiencies or material weaknesses, its stockholders and lenders could lose confidence in its financial reporting, which would likely harm the trading price of its stock, its access to additional capital, and its liquidity. During the past several years, various SEC reporting companies, when first providing internal control reports, disclosed significant deficiencies or material weaknesses in their internal control over financial reporting. If the Company’s internal control reports disclose significant deficiencies or material weaknesses, the Company’s stockholders could lose confidence in its financial reporting, which would likely harm the trading price of its stock, its access to additional capital, and its liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company conducts its business at its corporate offices in North Andover and multiple branch locations listed here. The Company believes that all of its properties are well maintained and are suitable for banking needs and operations.
The following table sets forth certain information about the Bank’s offices as of December 31, 2006:

			Lease
	Year			Current
	Acquired	Square	Owned/	Term	Renewal
	Or Leased	Feet	Leased	Expires	Options

CORPORATE OFFICES AND MAIN BANKING SUITE

North Andover	1992	45,315	Owned	—	—
30 Massachusetts Ave. No. Andover, MA 01845

BRANCH BANKING OFFICES

Essex Street	1998	3,432	Leased	2008	Three (1 yr.)
300 Essex Street Lawrence, MA 01840

Jackson Street	1968	2,369	Leased	2008	—
20 Jackson Street Methuen, MA 01844

West Methuen	1979	5,234	Owned	—	—
148 Lowell Street Methuen, MA 01844

Andover	1995 (1)	2,449	Leased	2010	Two (5 yrs.)
342 North Main Street Andover, MA 01810

Salem	2004	2,500	Leased	2014	Two (5 yrs.)
401-403 Main Street, Suite 105 Salem, NH 03079

(1)	The Bank occupied the branch since 1979 and performed a sale-leaseback transaction in 1995.
ITEM 3. LEGAL PROCEEDINGS
The Bank and the Company are, from time to time, involved as either a plaintiff or defendant in various legal actions which are ordinary routine litigation incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The Company’s stock trades on the Nasdaq Stock Market under the symbol “LSBX”. Sales prices of the stock are reported in the Wall Street Journal as “LSBCorp”. On February 28, 2007, the closing price of LSB Corporation common stock was $16.91.
The following table sets forth for the fiscal periods indicated certain information with respect to the sales prices of the Company’s common stock.

	Common Stock
	Prices		Cash
Fiscal Year	High	Low	Dividends

2006
Fourth Quarter	$18.06	$16.00	$0.14
Third Quarter	17.50	16.00	0.14
Second Quarter	18.50	16.54	0.14
First Quarter	18.45	16.95	0.14

2005
Fourth Quarter	$19.24	$15.96	$0.14
Third Quarter	18.50	16.12	0.14
Second Quarter	18.36	15.90	0.14
First Quarter	21.89	17.26	0.14

2004
Fourth Quarter	$20.50	$18.27	$0.13
Third Quarter	20.81	16.00	0.13
Second Quarter	17.75	15.00	0.13
First Quarter	18.25	16.68	0.13
The Company anticipates that it will continue to pay dividends during 2007. On March 2, 2007, there were approximately 880 holders of common stock. This number does not reflect the number of persons or entities who hold their stock in nominee or “street” name through various brokerage firms. During the twelve months ended December 31, 2006, there were no stock repurchases.
In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account the Company’s financial condition and results of operations, tax considerations, capital requirements, industry standards and economic conditions. The regulatory restrictions that affect the payment of dividends by the Bank to the Company discussed below will also be considered. The Company cannot guarantee that it will not reduce or eliminate dividends in the future.
Dividends from the Company will depend, primarily, upon receipt of dividends from the Bank because the Company has no significant source of income other than dividends from the Bank. Massachusetts banking law and FDIC regulations limit distributions from the Bank to the Company. For example, the Bank could not pay dividends if it were not in compliance with applicable regulatory capital requirements. See “Supervision and Regulation.” In addition, the Company is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition.
Information on equity compensation plans required by Item 5 is incorporated by reference herein from the section in the Company’s Proxy Statement entitled “Equity Compensation Plan Information.”

PERFORMANCE GRAPH
      Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock (or the Bank’s Common Stock in the periods prior to the Reorganization), based on the market price of the Company’s Common Stock and assuming reinvestment of dividends, with the total return of companies within the Standard & Poor’s 500 Stock Index, the NASDAQ Bank Index and the SNL Thrift Index. The calculation of total cumulative return assumes a $100 investment in the Company’s Common Stock, the S&P 500, the NASDAQ Bank Index and the SNL Thrift Index on December 31, 2001.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

December 31,	2006	2005	2004	2003	2002

(Dollars in Thousands, Except Per Share Data)
Balance Sheet Data:
Total assets	$542,965	$521,800	$518,477	$466,108	$439,134
Loans, gross	288,163	234,611	232,810	211,503	243,127
Allowance for loan losses	4,309	4,126	4,140	4,220	4,167
Federal funds sold	11,871	198	209	889	9,633
Investment securities	218,682	260,046	263,303	232,878	166,409
Deposits	295,662	303,087	299,106	272,540	279,465
Borrowed funds	184,782	153,380	157,263	133,352	101,591
Stockholders’ equity	58,531	59,922	57,838	55,002	54,059

Year Ended December 31,	2006	2005	2004	2003	2002

Operating Data:
Interest income	$28,956	$25,558	$22,331	$21,334	$25,138
Interest expense	15,160	11,638	8,520	8,977	11,565

Net interest income	13,796	13,920	13,811	12,357	13,573
Provision for loan losses (recoveries)	160	—	(300)	—	—
Loss on sales of investment securities	(2,417)	—	—	(14)	—
Curtailment gain on pension termination	602	—	—	—	—
Other non-interest income	1,410	1,555	1,553	1,622	1,493
Lawsuit judgment collected	—	2,233	2,280	1,996	—
Salaries and employee benefits expense	7,399	6,899	6,507	5,923	6,006
Other non-interest expense	5,621	4,245	4,157	3,815	4,149

Income before income taxes	211	6,564	7,280	6,223	4,911
Income tax expense	85	2,407	2,600	2,087	1,811

Net income	$126	$4,157	$4,680	$4,136	$3,100

Basic earnings per share	$0.03	$0.94	$1.09	$0.98	$0.71
Diluted earnings per share	$0.03	$0.92	$1.05	$0.94	$0.69

At or for the year ended December 31,	2006	2005	2004	2003	2002

Other Data:
Interest rate spread	2.22%	2.34%	2.64%	2.57%	2.78%
Net interest margin on average earning assets	2.68	2.66	2.91	2.90	3.20
Return on average assets (net income / average assets)	0.02	0.77	0.96	0.94	0.71
Return on average equity (net income / average stockholders’ equity)	0.22	7.14	8.33	7.76	5.72
Dividend payout ratio (dividends declared per share divided by diluted earnings per share)	n/m	60.87	49.52	51.06	63.77
Average stockholders’ equity to average assets ratio	10.80	10.81	11.53	12.16	12.34
Cash dividends declared and paid per common share	$0.56	$0.56	$0.52	$0.48	$0.44
Book value per share at year end	12.74	13.42	13.33	12.99	12.71
Tangible book value per share at year end (excludes accumulated other comprehensive gain/loss)	13.05	13.58	13.43	12.98	12.55
Market value per share	16.57	17.35	18.52	17.31	12.24

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS AND FACTORS WHICH MAY AFFECT FUTURE RESULTS
Certain statements in this Management’s Discussion and Analysis are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made based upon, among other things, the Company’s current assumptions, expectations and beliefs concerning future developments and their potential effect on the Company. Additional information regarding the treatment of forward-looking statements is included at the beginning of Part 1 above.
OVERVIEW
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Deposits and borrowings have short durations and the cost of these funds do not rise and fall in tandem with earnings on loans and investment securities. There are many risks involved in managing net interest income including but not limited to credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net- interest income. The Company manages these risks through credit review by an outside firm and regular meetings of its Asset and Liability Management Committee (“ALCO”). The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews liquidity, interest rate risk and capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.
Non-interest income includes losses on sales of investment securities and various fees. Customers’ loan and deposit accounts generate various amounts of fee income depending on the product selected. The Company receives fee income from servicing loans that were sold in previous periods. Non-interest income is primarily impacted by the volume of customers’ transactions, which could change in response to changes in interest rates, pricing and competition.
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
For the past several years, short-term market interest rates (which are used as a general guide in pricing deposits) have increased while longer-term market interest rates (which are used to benchmark the pricing on loans) have not changed by similar amounts. While the Bank has had success in changing the mix of the asset structure into higher yielding commercial real estate and construction loans and away from lower yielding investments, it is still challenged in generating deposit balances, and in particular, lower costing core deposit accounts. This compression is felt throughout the banking industry, but the Company is particularly vulnerable since larger portions of its balance sheet are funded by wholesale borrowings. The Company is committed to maintaining its current strategy of improving the overall yield of the assets while carefully managing its cost of funds to the best of its abilities.
Lastly, there are areas of the consolidated financial statements where significant estimates or assumptions are used and include the provision and allowance for loan losses, the provision for income taxes, and the impairment of investment securities. These areas are considered as the Company’s Critical Accounting Policies. Management regularly monitors the application of the Company’s Critical Accounting Policies in relation to the nature and impact of these estimates and assumptions on earnings. The Critical Accounting Policies are discussed below.
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
INCOME TAXES
A deferred tax valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income in the carry-forward period. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax valuation allowances are established and based on management’s judgment as to whether it is more likely than not that all or some portion of the future tax benefits of prior operating losses will be realized. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. Operating losses in the early 1990’s resulted in available tax loss carry-forwards.
For a further discussion on income taxes, see Results of Operations – Income Taxes, below and Notes 1 & 8 to the Consolidated Financial Statements.
INVESTMENT SECURITIES
The measurement of the impairment of the securities portfolio requires an evaluation process that considers both the historical and current financial performance and environment of the security, credit worthiness of the issuer, and potential recovery measures of each impaired investment. Management periodically reviews all securities to identify those that show signs of impairment. Once identified, these securities are monitored and evaluated based upon the above considerations and if the decline in fair value is below the cost basis of an investment and is judged to be other-than-temporary, the cost basis is written down to the current fair value and the amount of the write-down is included in the results of operations. For a further discussion on investment securities, see Financial Condition of Investment Securities, below and Notes 2 & 7 to the Consolidated Financial Statements.
FINANCIAL CONDITION OVERVIEW
Total assets increased to $543.0 million at December 31, 2006 up from $521.8 million at December 31, 2005. The increase in asset size is mainly attributable to strong loan growth since year end 2005 of $53.6 million and an increase of $11.7 million in Federal Funds sold, partially offset by a decrease of $41.4 million as a result of the balance sheet restructuring, coupled with payments which reduced the investment portfolio since December 31, 2005. The funding of the loan growth was derived from an increase of $31.4 million in borrowed funds as deposits declined by $7.4 million from 2005.
INTEREST EARNING ASSETS
The Company manages its earning assets by utilizing available capital resources in a manner consistent with the Company’s credit, investment and leverage policies. Loans, U.S. Treasury and Government Agency obligations, mortgage-backed securities, other investment securities, and short-term investments comprise the Company’s earning assets. Total earning assets averaged $514.7 million in 2006, a decrease of $9.2 million or 1.75% from 2005.
One of the Company’s primary objectives continues to be the origination of loans that are soundly underwritten and collateralized. The Company’s average loan portfolios increased $19.3 million in 2006 to $253.5 million.
The Company increases the investment portfolio through funds obtained from depositors, the FHLBB, repurchase agreements and other borrowings when it is profitable to do so. The average balance of investment securities, including U.S. Treasury and government agency securities, mortgage-backed securities, other bonds and equity securities, and short-term investments amounted to $261.1 million in 2006 as compared to $289.6 million in 2005. These securities represent 49.3% of the Company’s total average assets at December 31, 2006 versus 53.8% of total average assets at December 31, 2005.
INVESTMENT SECURITIES

The investment portfolio totaled $218.7 million and $260.0 million, respectively, at December 31, 2006 and 2005, reflecting a decrease of $41.4 million or 15.9% in 2006. The largest decrease of $61.5 million was in federal agency bonds. Also experiencing decreases were asset-backed securities and corporate obligations, decreasing $23.2 million and $6.7 million, respectively. Partially offsetting these decreases were increases of $50.8 million, $445,000 and $281,000 in mortgage-backed securities, U.S. Treasury bonds, and equity securities, respectively. The change in mix in the investment securities portfolio was due to the aforementioned balance sheet restructuring, with most of the sales coming from federal agency bonds and collateralized mortgage obligations (“CMOs”), partially offset by purchases of mortgage-backed securities (“MBSs”) and, to a lesser extent, corporate bonds. The balance sheet restructuring was undertaken in the second quarter of 2006 whereby $80 million of low-yielding investments were sold. For more information on investment securities, see Financial Highlights and Note 2 of the Consolidated Financial Statements.
The fair value and percentage distribution of investment securities available for sale at December 31, follow:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

(Dollars in Thousands)
U. S. Treasury bonds	$5,214	2.4%	$4,769	10.3%	$4,845	7.7%
Federal agency bonds	35,190	16.1%	9,667	20.9%	34,907	55.4%
Mortgage-backed securities	97,898	44.8%	3,364	7.3%	4,582	7.3%
Asset-backed securities	71,555	32.7%	24,329	52.3%	14,452	22.9%
Corporate obligations	7,364	3.4%	3,046	6.6%	3,120	4.9%
Mutual funds	947	0.4%	955	2.1%	972	1.5%
Equity securities	514	0.2%	233	0.5%	161	0.3%

Total	$218,682	100.0%	$46,363	100.0%	$63,039	100.0%

The amortized cost and percentage distribution of investment securities held to maturity at December 31, follow:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

(Dollars in Thousands)
Federal agency bonds	$—	—%	$87,017	40.7%	$104,042	51.9%
Mortgage-backed securities	—	—%	43,701	20.5%	31,193	15.6%
Asset-backed securities	—	—%	70,415	32.9%	50,829	25.4%
Corporate obligations	—	—%	11,024	5.2%	12,624	6.3%
Municipal obligations	—	—%	1,526	0.7%	1,576	0.8%

Total	$—	—%	$213,683	100.0%	$200,264	100.0%

The maturities and weighted average yields using the fair value of investment securities available for sale at December 31, 2006, follow:

	Within	Weighted	One to	Weighted	Five	Weighted	Over
	One	Average	Five	Average	to Ten	Average	Ten	Average		Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

(Dollars in Thousands)
U. S. Treasury & Agency bonds	$22,418	3.59%	$10,153	4.30%	$7,833	3.71%	$—	—%	$40,404	3.80%
Mortgage-backed securities	35	7.16%	5,270	3.82%	17,529	3.78%	75,064	5.95%	97,898	5.44%
Collateralized mortgage obligations	38	6.28%	—	—	10,488	4.18%	61,029	4.36%	71,555	4.33%
Corporate obligations	1,000	3.24%	6,364	5.48%	—	—	—	—	7,364	5.18%

Total	$23,491	3.58%	$21,787	4.53%	$35,850	3.88%	$136,093	5.24%	$217,221	4.76%

LOANS
Total loans at December 31, 2006 and 2005 amounted to $288.2 million and $234.6 million, respectively, reflecting an increase of $53.5 million or 22.8% in 2006. Construction loans increased $19.1 million or 79.3% during 2006. Home equity loans and residential real estate loans increased by $9.9 million or 95.3% and $7.6 million or 12.3%, respectively. Also increasing were commercial real estate and commercial loans by $15.2 million or 11.9% and $1.6 million or 16.7%, respectively. The Company believes that the increase in the portfolios was primarily due to customers taking advantage of the low interest rate environment. For more information on loans, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, Interest Rate Sensitivity and Note 4 to the Consolidated Financial Statements.
The components of the loan portfolio at December 31, follow:

	2006		2005		2004		2003		2002
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent

(Dollars in Thousands)
Residential real estate loans:
Fixed rate	$39,076	13.5%	$34,028	14.5%	$33,061	14.2%	$33,059	15.7%	$31,583	13.0%
Adjustable rate	30,800	10.7	28,159	12.0	26,996	11.6	23,958	11.3	28,557	11.7

	69,876	24.2	62,187	26.5	60,057	25.8	57,017	27.0	60,140	24.7

Home equity loans:
Fixed rate	11,170	3.9	3,592	1.5	3,535	1.5	5,882	2.7	7,915	3.3
Adjustable rate	9,169	3.2	6,820	2.9	5,334	2.3	4,354	2.1	3,575	1.5

	20,339	7.1	10,412	4.4	8,869	3.8	10,236	4.8	11,490	4.8

Commercial real estate loans:
Fixed rate	17,434	6.1	14,793	6.3	18,629	8.0	16,508	7.8	16,651	6.8
Adjustable rate	125,386	43.5	112,824	48.1	112,976	48.5	95,995	45.3	96,094	39.4

	142,820	49.6	127,617	54.4	131,605	56.5	112,503	53.1	112,745	46.2

Construction loans	43,283	15.0	24,137	10.3	15,211	6.5	16,040	7.6	23,502	9.7
Loans held for sale	—	—	472	0.2	—	—	338	0.2	2,579	1.1
Commercial loans	10,870	3.8	9,318	4.0	16,369	7.1	14,805	7.0	32,017	13.2
Consumer loans	975	0.3	468	0.2	699	0.3	564	0.3	654	0.3

Total loans	288,163	100.0%	234,611	100.0%	232,810	100.0%	211,503	100.0%	243,127	100.0%

Allowance for loan losses	4,309		4,126		4,140		4,220		4,167

Loans, net	$283,854		$230,485		$228,670		$207,283		$238,960

The maturity distribution for construction and commercial loans at December 31, 2006, follows:

		Due After
	Due Within	One Through	Due After
	One Year	Five Years	Five Years	Total

(In Thousands)
Construction	$20,160	$18,471	$4,652	$43,283
Commercial	6,195	3,671	1,004	10,870

Total	$26,355	$22,142	$5,656	$54,153

Of construction loans and commercial loans maturing more than one year after December 31, 2006, $3.9 million have fixed rates and $23.9 million have floating or variable rates.
At December 31, 2006, the Bank had commercial loan balances participated out to various banks amounting to $2.9 million, compared to $3.5 million at December 31, 2005. These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Bank is the participating institution are carried at the Bank’s pro rata share of ownership and amounted to $14.0 million and $5.8 million at December 31, 2006 and December 31, 2005, respectively. The Bank performs an independent credit analysis of each commitment prior to participation in the loan.
ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The allowance balance reflects management’s assessment of estimated credit losses inherent in the Bank’s loan portfolio and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan-by-loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing the allowance. The Company believes that the allowance for loan losses reflects all information available at the end of each year. The Company considers the current year end 2006 level of the allowance for loan losses to be appropriate and adequate. The allowance as a percentage of total loans was 1.5% at December 31, 2006 and 1.8% at December 31, 2005. Notwithstanding the increase in non-performing loans at December 31, 2006, which were primarily due to one borrower who had multiple loans with the Bank, the corporate loan portfolio did not have any loan charge-offs and delinquencies throughout the year were moderate. These trends experienced during the year contributed to the reasonableness of the allowance coverage to decline to 1.5% as of December 31, 2006. See Note 1 to the Consolidated Financial Statements for the accounting policy related to the allowance for loan losses.
“Impaired loans” are commercial, commercial real estate loans and individually significant residential mortgage loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are not the same as “non-accrual loans,” although the two categories overlap. Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when principal or interest has become contractually past due 90 days. The Company may choose to place a loan on non-accrual status due to payment delinquency or the uncertainty of collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is based on the fair value of the collateral.
The level of risk assets increased during the year 2006. The level of loan growth experienced during 2006 combined with the increase in risk assets results in a charge to the provision for loan losses of $160,000 in the year 2006 compared to no charge to the provision in 2005. The Company had net recoveries of $23,000 in 2006 and net charge-offs of $14,000 in 2005.
The following table summarizes changes in the allowance for loan losses for the years ended December 31:

	2006	2005	2004	2003	2002

(Dollars in Thousands)
Balance at beginning of year	$4,126	$4,140	$4,220	$4,167	$4,070
Charge-offs by loan type:
Residential mortgage	—	—	(25)	—	—
Commercial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Consumer	(30)	(25)	(20)	—	(1)

Total charge-offs	(30)	(25)	(45)	—	(1)

Recoveries by loan type:
Residential mortgage	—	—	—	31	—
Commercial	—	—	—	—	—
Commercial real estate	32	2	254	16	89
Consumer	21	9	11	6	9

Total recoveries	53	11	265	53	98

Net (charge-offs) recoveries	23	(14)	220	53	97
Provision (credit) for loan losses	160	—	(300)	—	—

Ending balance	$4,309	$4,126	$4,140	$4,220	$4,167

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	0.01%	(0.01)%	0.10%	0.02%	0.04%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the years ended December 31. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2006		2005		2004		2003		2002
(Dollars in Thousands)		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Construction, commercial and commercial real estate	$3,606	68.4%	$3,530	68.7%	$3,408	70.1%	$3,175	67.7%	$3,525	69.1%
Residential mortgage and home equity	297	31.3	290	31.1	273	29.6	270	32.0	314	30.6
Consumer	39	0.3	21	0.2	30	0.3	26	0.3	29	0.3
Unallocated	367	N/A	285	N/A	429	N/A	749	N/A	299	N/A

	$4,309	100.0%	$4,126	100.0%	$4,140	100.0%	$4,220	100.0%	$4,167	100.0%

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
POTENTIAL PROBLEM LOANS

The Company has a loan review and grading system. During the loan review process, deteriorating conditions of certain loans are identified in which erosion of the borrower’s ability to comply with the original terms of the loan agreement could potentially result in the future classification of the loan as a risk asset. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. There were no potential problem loans identified at December 31, 2006 or December 31, 2005 other than those already classified as non-performing or impaired for the respective periods.
RISK ASSETS

Risk assets consist of non-performing loans, OREO, and restructured loans. The following paragraphs define each of these categories. The components of risk assets at December 31, for the years indicated are as follows:

	2006	2005	2004	2003	2002

(Dollars in Thousands)
Risk assets:
Non-performing loans:
Residential real estate	$37	$32	$—	$—	$1
Commercial real estate	1,020	—	—	—	—
Commercial business	—	—	—	—	—

Total non-performing loans	1,057	32	—	—	1

Other real estate owned:
Land	—	—	34	47	57
OREO valuation allowance	—	—	(34)	(45)	(45)

Total other real estate owned	—	—	—	2	12

Total risk assets	$1,057	$32	$—	$2	$13

Risk assets as a percent of total loans and OREO	0.4%	0.0%	0.0%	0.0%	0.0%

Risk assets as a percent of total assets	0.2%	0.0%	0.0%	0.0%	0.0%

Non-performing loans consist of both (i) loans 90 days or more past due, and (ii) loans placed on a non-accrual status because full collection of the principal balance is in doubt. Non-performing loans at December 31, 2006 and 2005 were $1.1 million and 32,000, respectively. Impaired loans at December 31, 2006 and 2005 were $1.0 million and $0, respectively.
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

INTEREST BEARING LIABILITIES

The Company’s earning assets are primarily funded with deposits, securities sold under agreements to repurchase, FHLBB advances and stockholders’ equity. The Company manages its interest bearing liabilities to maintain a stable source of funds while providing competitively priced deposit accounts. Interest bearing deposits include regular savings accounts, NOW and Super NOW accounts, money market accounts, and certificates of deposit. Another source of funds are brokered certificates of deposit.
In 2006 total average interest bearing liabilities were $444.0 million which was a $13.7 million or 3.0% decrease from $457.7 million in 2005. Average total interest bearing deposits of $278.6 million comprised 62.7% of interest bearing liabilities in 2006 while in 2005 such deposits totaling $286.0 million comprised 62.5% of interest bearing liabilities.
Changing interest rates can affect the mix and level of various deposit categories. The higher average interest rate paid on certificates of deposit and money market accounts had an impact on the overall interest rate paid on deposits and caused an increase of 77 basis points in 2006 and 37 basis points in 2005 from the prior year. The average balance of money market investment accounts decreased by $3.2 million to $77.1 million in 2006, and decreased by $343,000 to $80.3 million in 2005 from the prior year. The average balance of NOW and Super NOW accounts decreased by $10.7 million to $27.9 million in 2006 and increased by $1.5 million to $38.6 million in 2005 from the prior year. The average balance of certificates of deposit increased by $13.0 million to $135.5 million in 2006 and decreased by $13.0 million to $122.4 million in 2005 from the prior year.
Average borrowed funds in 2006, 2005 and 2004 were $165.4 million, $171.6 million and $138.6 million, respectively, including advances from the FHLB and other borrowed funds. The decrease of $6.2 million in 2006 resulted from the paydown of borrowed funds as they matured.
DEPOSITS

Total deposits decreased $7.4 million or 2.5% during 2006 to $295.7 million at December 31, 2006 from $303.1 million at December 31, 2005. Demand deposit accounts had the largest increase of $12.5 million or 66.2% from the prior year. Also increasing were certificates of deposit by $12.4 million in 2006. These increases were more than offset by decreases in NOW accounts of $20.6 million or 53.8%, savings accounts of $8.3 million, and money market investment accounts of $3.4 million during 2006. For more information, see Note 6 to the Consolidated Financial Statements.
BORROWED FUNDS

Total borrowed funds increased $31.4 million or 20.5% during 2006 to $184.8 million at December 31, 2006, from $153.4 million at December 31, 2005. Long-term FHLBB advances totaled $143.5 million in 2006 versus $121.9 million in 2005, an increase of $21.6 million due to utilization of available credit in a low interest rate environment.
Other borrowed funds are comprised of FHLBB short-term advances which totaled $36.0 million and $27.0, respectively, at December 31, 2006 and 2005, and customer repurchase agreements which totaled $5.3 million and $4.5 million, respectively, in 2006 and 2005. See Note 7 to the Consolidated Financial Statements for further information on the FHLBB advances and other short-term borrowings.
RESULTS OF OPERATIONS OVERVIEW
The Company’s net earnings amounted to $126,000 or $0.03 diluted earnings per share, $4.2 million or $0.92 diluted earnings per share and $4.7 million or $1.05 diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively. The Company undertook a balance sheet restructuring during 2006 whereby $80 million of investments were sold at a loss of $2.4 million (after tax $1.6 million). These investment securities had an average yield of 3.30%, an average life of 2 years and represented almost 30% of the investment portfolio. Approximately $50 million of the proceeds were reinvested in securities yielding 5.7% with and average life of 4.2 years. The Company incurred $522,000 in costs related to the name change of its subsidiary bank to River Bank and $780,000 in costs related to severance payments to former employees. The Company also terminated its defined benefit plan in 2006, which resulted in a $602,000 curtailment gain as future pension benefit obligations ceased. In 2005, the Company reported the Bank’s receipt of a final distribution of $2.2 million (after tax $1.3 million) from the bankruptcy proceeding of a debtor. The diluted earnings per share impact of the final distribution was approximately $0.29 per share based on average diluted shares outstanding at December 31, 2005. The $2.2 million final distribution was recorded as lawsuit judgment collected and included in non-interest income for the year ended December 31, 2005. In 2004, the Company reported the Bank’s receipt of an interim distribution of $2.5 million in the same bankruptcy proceeding. In 2004, the Bank recognized $253,000 of the interim distribution as a recovery to the allowance for loan losses on amounts previously charged off and the remainder in non-interest income. The after-tax impact of the interim distribution in 2004 was approximately $1.6 million, which represents approximately $0.35 per diluted earnings per share.
The Company’s net interest income, which is the difference between interest earned on assets and interest paid on liabilities, totaled $13.8 million in 2006, $13.9 million in 2005 and $13.8 million in 2004. The decrease in 2006 versus 2005 can be attributed to higher costs of deposits and borrowed funds. Net interest income was positively impacted by higher yields on loans and investment securities. These increases to net interest income were negatively impacted by higher rates paid on deposits and borrowed funds. The Company’s net interest margin was 2.68% in 2006 versus 2.66% and 2.91% in 2005 and 2004, respectively. The increase in 2006 was primarily due to higher yields on interest bearing assets.
The Bank made a provision for loan losses of $160,000 in 2006. The Bank made no provision in 2005 due to the low level of risk assets and minimal delinquent loans. A credit provision of $300,000 was recognized in 2004 in conjunction with a $253,000 interim distribution from a prior year legal judgment which was recorded as a recovery to the allowance for loan losses on amounts previously charged off.
Non-interest loss amounted to $405,000 in 2006 compared to non-interest income of $3.8 million in 2005 and 2004. Excluding the loss on sale of investments, curtailment gain and the lawsuit judgment collected noted above, non interest income decreased slightly to $1.4 million in 2006 compared to $1.6 million for the years ended 2005 and 2004.
Non-interest expense totaled $13.0 million in 2006, $11.1 million in 2005 and $10.7 million in 2004. The increase in 2006 is attributed to an increase in salaries and employee benefits expenses of $500,000 which included severance payments related to former employees. The increase in salary and employees’ benefits during 2005 was primarily related to the costs associated with the early retirement for the former president and chief executive officer in the fourth quarter. Occupancy and equipment expenses increased $425,000 in 2006 and included repair costs related to the flood at the Bank’s headquarters, net of insurance. Data processing expenses increased by $154,000 and included an increase in service bureau charges and computer software and licensing fees. Professional fees increased slightly in 2006 due to increased consulting expenses. Other non-interest expenses increased by $741,000 due to costs associated with the name change of the Company’s subsidiary bank to River Bank and running a slightly larger and more geographically diverse institution.
The Company recognized income tax expense of $85,000 in 2006, $2.4 million in 2005 and $2.6 million in 2004. The effective tax rates for each of the years ended December 31 were 40.3% in 2006, 36.7% in 2005 and 35.7% in 2004. The decrease in the tax provision during 2006 was the result of a decrease in pre-tax income of $6.4 million. The decrease in the tax provision during 2005 was the result of a decrease in pre-tax income of $716,000. The rise in the provision for taxes during 2004 resulted from an increase in pre-tax income of $1.1 million. The increase in the effective income tax rate for 2006 is due to the curtailment gain on the termination of the pension taxed at a higher rate.
AVERAGE BALANCES, NET INTEREST INCOME AND AVERAGE INTEREST RATES

The table below presents the Company’s average balance sheet, net interest income and average interest rates for the years ended December 31. Average real estate, commercial business, and consumer loans include non-performing loans.

	2006			2005			2004
			Average			Average			Average
	Average		Interest	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

(Dollars in Thousands)
Assets
Loans:
Residential real estate	$80,109	$4,445	5.55%	$70,233	$3,672	5.23%	$69,254	$3,629	5.24%
Commercial real estate	163,769	12,472	7.62	150,919	10,402	6.89	133,832	8,855	6.62
Commercial business	8,999	729	8.10	12,506	828	6.62	13,989	832	5.95
Consumer	670	42	6.27	631	38	6.02	721	43	5.96

Total loans	253,547	17,688	6.98	234,289	14,940	6.38	217,796	13,359	6.13

Investment securities:
U.S. Treasury and government agency bonds	67,842	2,326	3.43	111,167	3,473	3.12	139,685	4,807	3.44
Other bonds and equity securities	21,778	1,029	4.72	27,885	1,057	3.79	19,852	659	3.32
CMO’s and mortgage-backed securities	163,847	7,514	4.59	147,449	5,986	4.06	94,342	3,476	3.68
Short-term investments	7,655	399	5.21	3,067	102	3.33	2,324	30	1.29

Total investment securities	261,122	11,268	4.32	289,568	10,618	3.67	256,203	8,972	3.50

Total interest earning assets	514,669	28,956	5.63%	523,857	25,558	4.88%	473,999	22,331	4 .71%

Allowance for loan losses	(4,188)			(4,150)			(4,204)
Cash and due from banks	7,260			8,774			7,773
Other assets	11,610			9,771			9,581

Total assets	$529,351			$538,252			$487,149

	2006			2005			2004
			Average			Average			Average
	Average		Interest	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

(Dollars in Thousands)
Liabilities and Stockholders’ Equity
Deposits:
Regular savings accounts	$38,058	$189	0.50%	$44,676	$221	0.49%	$45,696	$159	0.35%
NOW and super NOW accounts	27,915	38	0.14	38,601	47	0.12	37,128	40	0.11
Money market accounts	77,148	1,944	2.52	80,338	1,355	1.69	80,681	980	1.21
Certificates of deposit	135,475	5,154	3.80	122,434	3,421	2.79	109,476	2,521	2.30

Total interest bearing deposits	278,596	7,325	2.63	286,049	5,044	1.76	272,981	3,700	1.36
Borrowed funds	165,388	7,835	4.74	171,615	6,594	3.84	138,554	4,820	3.48

Total interest bearing liabilities	443,984	15,160	3.41%	457,664	11,638	2.54%	411,535	8,520	2.07%

Non-interest bearing deposits	23,506			19,005			15,884
Other liabilities	4,667			3,375			3,673

Total liabilities	472,157			480,044			431,092
Stockholders’ equity	57,194			58,208			56,178

Total liabilities and stockholders’ equity	$529,351			$538,252			$487,270

Net interest rate spread			2.22%			2.34%			2.64%
Net interest income		$13,796			$13,920			$13,811

Net interest margin on average earning assets			2.68%			2.66%			2.91%

RATE-VOLUME ANALYSIS

The effect on net interest income of changes in interest rates and in the amounts of interest earning assets and interest bearing liabilities is shown in the following table. Information is provided on changes for the years indicated attributable to (i) changes in volume (change in average balance multiplied by prior year rate) and (ii) changes in interest rate (change in rate multiplied by prior year average balance).

	2006 vs. 2005			2005 vs. 2004
			Total			Total
	Volume	Rate	Change	Volume	Rate	Change

(In Thousands)
Interest income:
Loans:
Residential real estate	$555	$218	$773	$53	$(10)	$43
Commercial real estate	1,139	931	2,070	1,175	372	1,547
Commercial business	(261)	162	(99)	(93)	89	(4)
Consumer	2	2	4	(5)	—	(5)

Total loans	1,435	1,313	2,748	1,130	451	1,581

Investment securities:
U.S. Treasury and Government Agency obligations	(1,459)	312	(1,147)	(919)	(415)	(1,334)
Other bonds and equity securities	(258)	230	(28)	295	103	398
Mortgage-backed securities	706	822	1,528	2,125	385	2,510
Short-term investments	215	82	297	12	60	72

Total investments	(796)	1,446	650	1,513	133	1,646

Total interest income	639	2,759	3,398	2,643	584	3,227

Interest expense:
Deposits:
Regular savings accounts	(33)	1	(32)	(4)	66	62
NOW and Super NOW accounts	(14)	5	(9)	2	5	7
Money market accounts	(56)	645	589	(4)	379	375
Certificates of deposit	394	1,339	1,733	321	579	900

Total interest bearing deposits	291	1,990	2,281	315	1,029	1,344
Borrowed funds	(254)	1,495	1,241	1,137	637	1,774

Total interest expense	37	3,485	3,522	1,452	1,666	3,118

Net interest income	$602	$(726)	$(124)	$1,191	$(1,082)	$109

NET INTEREST INCOME

Net interest income is the difference between the interest income earned on earning assets and the interest expense paid on interest bearing liabilities. Interest income and interest expense are affected by changes in earning assets and interest bearing liability balances in addition to changes in interest rates. The Company’s net interest income was $13.8 million in 2006, $13.9 million in 2005 and $13.8 million in 2004.
Interest income from earning assets was $29.0 million, $25.6 million and $22.3 million in 2006, 2005 and 2004, respectively. The increase in interest income during 2006 versus 2005 was mainly attributable to higher interest rates earned on investment securities coupled with increases in the volume of loans. These increases were partially offset by a decrease in the volume of investment securities. The rise in interest income during 2005 compared to 2004 was due primarily to increases in the volume of investment securities and loans. Also contributing to the increase were higher interest rates earned on loans and investment securities.
Average loan balances increased during 2006 from 2005 and in 2005 from 2004. The increase in 2006 and 2005 was mainly attributable to an increase of $12.9 and $17.1 million, respectively, in average commercial real estate loans. The increase in average loan balances and rising average rates during 2006 contributed $2.7 million to interest income mainly attributable to (a) an increase in commercial real estate volume which contributed $1.1 million and (b) higher interest rates on commercial real estate loans increasing interest income by $931,000. The increase in average loan balances during 2005 coupled with a rise in average rates contributed $1.6 million to interest income mainly due to (a) an increase in commercial real estate volume contributing $1.1 million and (b) rising interest rates on commercial real estate increasing interest income by $372,000.
Average investment security balances decreased during 2006 and increased in 2005 from 2004. However, interest income increased during 2006 and 2005 from 2004. The increases contributed $650,000 and $1.6 million to interest income during 2006 and 2005, respectively, mainly attributable to an increase in interest rates on mortgage-backed securities in 2006 contributing $822,000 to interest income and a rise in the volume of mortgage-backed securities contributing $706,000 to interest income. The increases in 2005 contributed $2.5 million, mainly due to higher mortgage-backed securities average volume contributing $2.1 million and higher rates contributing $385,000.
Interest expense on interest bearing deposits was $7.3 million in 2006, compared to $5.0 million in 2005 and $3.7 million in 2004. Average deposit balances decreased during 2006 from 2005. In 2006, average interest bearing deposits decreased due mainly to a decrease in money market accounts accompanied by decreases in both regular savings and NOW accounts partially offset by an increase in certificates of deposit. In 2005, average interest bearing deposits increased primarily attributable to an increase in certificates of deposit accompanied by a slight increase in NOW accounts. Partially offsetting these increases were decreases to both regular savings accounts and money market accounts.
Interest expense rose during 2006 and 2005 attributable mainly to an increase to all deposit rates, coupled with an increase in the volume of certificates of deposit. Average rates paid on certificates of deposit rose during 2006 by 101 basis points to 3.80% from 2005 resulting in a rise to interest expense of $1.3 million and a rise of $394,000 relating to an increase in average volumes. Average rates paid on certificates of deposit increased to 2.79% during 2005 from 2.30% in 2004 resulting in an increase of $579,000 in interest expense in 2005 while the increase in average volume caused an increase to interest expense of $321,000. Average rates paid on money market accounts increased 83 basis points in 2006 to 2.52% from 2005 which contributed $645,000 to interest expense during 2006. Average rates paid on money market investment accounts rose to 1.69% in 2005 from 1.21% in 2004 increasing interest expense by $379,000.
Interest expense on borrowed funds increased to $7.8 million and $6.6 million during 2006 and 2005, respectively, from $4.8 million in 2004. Average balances of borrowed funds decreased during 2006 to $165.4 million from $171.6 million in 2005 and $138.6 million in 2004. The decrease in volume reduced interest expense by $254,000 while the increases in volume contributed $1.1 million to interest expense in 2005. In 2006, average rates on borrowed funds rose by 90 basis points and during 2005 rates increased 36 basis points from the prior year. These changes contributed $1.5 million to interest expense in 2006 and increased interest expense by $637,000 in 2005. Interest expense on total interest bearing liabilities totaled $15.2 million, $11.6 million and $8.5 million during 2006, 2005 and 2004, respectively.
During 2006 and 2005 the Company operated in a rising rate environment which resulted in higher yields on assets and a rising cost of funds, while in 2004 the Company had been operating in a declining interest rate environment the result of which was lower yields on assets and a lower cost of funds. The average yield on earning assets in 2006 increased 75 basis points to 5.63%, in 2005 increased 17 basis points to 4.88%, as compared to 4.71% in 2004. The average rate paid on interest bearing liabilities in 2006 was 3.41%, an increase of 47 basis points, in 2005 was 2.54%, or an increase of 47 basis points compared to 2.07% in 2004. As a result of the foregoing, the net interest rate spread in 2006 was 2.22%, a 12 basis point decrease, in 2005 was 2.34%, a 30 basis point decrease from 2004 in which the net interest rate spread was 2.64%. The Company’s net-interest margin increased to 2.68% in 2006 from 2.66% and 2.91% in 2005 and 2004, respectively.
PROVISION FOR LOAN LOSSES

The Company made a provision for loan losses in 2006 in the amount of $160,000. The Company made no provision for loan losses in 2005. The Company recognized a credit provision for loan losses in the amount of $300,000 in 2004 due to the $253,000 lawsuit recovery and the continued low level of non-performing loans. The level of loan growth experienced during 2006 combined with the increase in risk assets resulted in the provision for loan losses in 2006. The absence of a provision for loan losses in 2005 was based on management assessment of overall asset quality of the Company and the low level of delinquent loans.
NON-INTEREST INCOME (LOSS)

The Company reported a non-interest loss of $405,000 in 2006 compared to non-interest income of $3.8 million for the years ended 2005 and 2004. The loss was mainly due to a balance sheet restructuring which resulted in the loss on the sale of investment securities of $2.4 million. This was partially offset by a curtailment gain on pension termination of $602,000. In 2005 and 2004, non-interest income grew primarily due to the lawsuit judgment collections amounting to $2.2 million and $2.3 million, respectively. Excluding such balance sheet restructuring and lawsuit recoveries, non-interest income decreased to $1.4 million in 2006 from $1.6 million in 2005 and 2004.
Loan servicing fees decreased to $105,000 for the year ended 2006, from $162,000 in 2005 and $184,000 in 2004. The decrease in 2006 is due to the acceleration of amortization on sold mortgage service fees. The decline in 2005 is mainly attributable to a decrease of $92,000 in prepayment penalties collected on commercial real estate loan payoffs in 2004 that did not occur in 2005. See Note 4 in the Consolidated Financial Statements on Mortgage Servicing Rights.
Deposit account fees decreased to $792,000 in 2006 from $870,000 in 2005 and $899,000 in 2004. Gains on the sale of mortgage loans decreased to $6,000 for the year ended 2006 compared to $37,000 and $68,000 in 2005 and 2004, respectively, due to a reduction in loans sold. Other income totaled $507,000, $486,000 and $412,000 for the years ended 2006, 2005 and 2004, respectively. The increase in 2006 includes an increase in the Depositors Insurance Fund dividend of $23,000 while the increase in 2005 includes increases in ATM and Debit card fees of $42,000.
NON-INTEREST EXPENSE

Non-interest expense increased to $13.0 million in 2006, from $11.1 million in 2005 and $10.7 million in 2004. The increase in 2006 was mainly attributable to an increase in salaries and benefits expense due to payments to former employees coupled with increases in both occupancy and equipment and other expense. The increase in 2005 was mainly attributable to increased salaries and benefits expense coupled with an increase to occupancy and equipment expense. The majority of the increase in the salaries and employee benefits expense in 2005 was due to costs associated with the early retirement of the former president and chief executive officer.
Salaries and employee benefits expense totaled $7.4 million in 2006, $6.9 million in 2005 and $6.5 million in 2004. There were 101 full-time equivalent employees at December 31, 2006 and December 31, 2005, respectively, and 99 full-time equivalent employees at December 31, 2004. The increase in expenses in 2006 was primarily due to severance payments to former employees totaling $780,000, the adoption of SFAS 123R totaling $170,000 and stock awards amounting to $230,000 to senior officers. Additionally, merit raises and increases in medical and dental insurance premiums were only partially offset by the absence of a bonus in 2006. The increase in the 2005 expense was mainly attributable to expenses recognized for the contractual obligations to the former president and chief executive officer as a result of the changes in his employment agreement approved on November 1, 2005, coupled with higher overall salaries due to merit raises and bonus payments partially offset by a decrease in pension and other post-retirement expenses.
Occupancy and equipment expenses increased to $1.4 million in 2006, compared to $944,000 in 2005 and $872,000 in 2004, due to accelerated depreciation on obsolete fixed assets and damaged equipment resulting from a flood at the corporate headquarters amounting to $197,000 and cleanup and remediation of an environmental issue at a branch banking location totaling $146,000 in 2006. In 2005, rent expense and depreciation expense increased associated with the new branch in Salem, NH, which incurred twelve months of depreciation expense in 2005 versus approximately six in 2004 after opening on June 14, 2004. Data processing expenses increased to $1.0 million in 2006, compared to $882,000 in 2005 and $878,000 in 2004. These expenses include the Company’s service contract for on-line deposit accounting, loan accounting and item processing services and the installation of new communication lines for its Wide Area Network (“WAN”). Professional expenses totaled $597,000, $543,000 and $623,000 in 2006, 2005 and 2004, respectively. The decline in 2006 and 2005 was the result of lower legal fees. Insurance expenses totaled $168,000,
$166,000 and $157,000 in 2006, 2005 and 2004, respectively, and other expenses increased to $2.5 million in 2006, as compared to $1.7 million in 2005 and $1.6 million in 2004 primarily due to expenses relating to the name change of the Company’s banking subsidiary of $522,000 and additional marketing expenses of $20,000.
INCOME TAXES

The Company reported income tax expense of $85,000 in 2006, $2.4 million in 2005 and $2.6 million in 2004. The effective income tax rates for the years ended December 31, 2006, 2005 and 2004 amounted to 40.3%, 36.7% and 35.7%, respectively. The increase in the effective income tax rate for 2006 is due to the curtailment gain on the termination of the pension taxed at a higher rate. The increase in the effective income tax rate in 2005 from 2004 was due to changes in estimates for tax contingencies. See Note 8 to the Consolidated Financial Statements for further information regarding income taxes.

LIQUIDITY

Managing liquidity involves planning to meet anticipated funding needs at a reasonable cost, as well as contingency plans to meet unanticipated funding needs or a loss of funding sources. The following factors are considered in managing liquidity: marketability of assets, the sources and stability of funding and the level of unfunded commitments. The Company’s only source of funds to meet its expenses, repay indebtedness, and pay dividends to stockholders is the receipt of dividends from the Bank. The Bank’s loans and investments are primarily funded by deposits, Federal Home Loan Bank advances, securities sold under agreements to repurchase and stockholders’ equity.
The investment portfolio is one of the primary sources of liquidity for the Bank. Maturities of securities provide a flow of funds which are available for cash needs such as loan originations and net deposit outflows. In addition, the investment portfolio consists of high quality, and, therefore, readily marketable, U.S. Treasury and Government Agency obligations. At December 31, 2006, the Bank’s investment securities and mortgage-backed securities available for sale totaled $218.7 million which is available to meet the Bank’s liquidity needs.
Loan maturities and amortization as well as deposit growth provide for a constant flow of funds. In addition, the Bank has two overnight lines of credit totaling $11.8 million to meet short-term liquidity needs. The Bank did not utilize these overnight lines at December 31, 2006 and had the full $11.8 million available for borrowing purposes.
The liquidity position of the Company is managed by the Asset/Liability Management Committee (“ALCO”). The duties of ALCO include periodically reviewing the Company’s level of liquidity under prescribed policies and procedures. It is the responsibility of ALCO to report to the Board of Directors on a regular basis the Company’s liquidity position as it relates to these policies and procedures. At December 31, 2006, the Company’s liquidity position was above policy guidelines. Management believes that the Bank has adequate liquidity to meet current and future liquidity demands.
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
The following tables summarize the expiration dates of the Bank’s off balance sheet contractual obligations and funding commitments, respectively, at December 31, 2006.

		Payments Due – By Period
		Less than	One to	Four to	After
Contractual obligations	Total	One Year	Three Years	Five Years	Five Years

(In Thousands)
FHLB advances	$143,519	$39,000	$21,000	$35,000	$48,519
FHLB short-term borrowings	36,000	36,000	—	—	—
Lease obligations	707	203	296	94	114
Data processing vendor	1,736	922	814	—	—
Employee benefit payments (1) (2)	1,176	118	235	235	588
Customer repurchase agreements	5,263	5,263	—	—	—

Total contractual cash obligations	$188,401	$81,506	$22,345	$35,329	$49,221

(1)	In 2006, the Defined Benefit Plan was terminated. The assets of the Plan will be distributed to the participants of the Plan in 2007, accordingly, $0 amounts are included for future contribution by the Company.

(2)	The amounts shown reflect expected employee benefits paid by the Company under its supplemental executive retirement plans through December 31, 2016.

		Amount of Commitment Expiring – By Period
		Less than	One to	Four to	After
Commitments	Total	One Year	Three Years	Five Years	Five Years

(In Thousands)
Loan originations	$54,844	$54,844	$—	$—	$—
Lines of credit	70,654	27,694	23,049	1,573	18,338
Letters of credit	1,137	1,137	—	—	—
Sell mortgage loans	—	—	—	—	—

Total commitments	$126,635	$83,675	$23,049	$1,573	$18,338

The Corporation has no off-balance sheet arrangements other than those disclosed in the preceding table and Note 13 to the Consolidated Financial Statements.
CAPITAL ADEQUACY
The Company and the Bank are required to maintain a leverage capital ratio of 5% and risk-based capital ratios of at least 10% in order to be categorized as “well capitalized” in accordance with definitions in regulatory guidelines promulgated by the FDIC and FRB. At December 31, 2006 and 2005, the Company’s and the Bank’s leverage and risk-based capital ratios exceeded the required levels for the category of “well-capitalized” institutions as defined by their respective regulatory agencies.
The Company and the Bank may not declare or pay cash dividends on their outstanding common stock if the effect thereof would reduce their respective stockholders’ equity below applicable capital requirements or otherwise violate regulatory requirements. See Note 9 to the Consolidated Financial Statements for further information regarding capital adequacy.
The Company did not repurchase any shares of its common stock during 2006 or 2005. The Company’s book value per share was $12.64 at December 31, 2006. The book value per share decreased from $13.42 at December 31, 2005 due to net income of $126,000, the declaration and payment of dividends of $2.5 million, and a decrease in market value of investment securities available for sale (net of taxes) in the amount of $1,160,000. These decreases were offset by the exercise of stock options of $1,213,000, stock awards of $400,000 and a tax benefit of $122,000 associated with stock transactions.
RECENT ACCOUNTING DEVELOPMENTS
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“FAS 156”). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. FAS 156 is effective for fiscal years that begin after September 15, 2006. The Company does not believe that the adoption of FAS 156 will have a material impact on the Company’s financial statements.
In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on evaluating and measuring a company’s tax position and recognition of income tax assets and liabilities. Application for the provisions of this Interpretation will be effective for reporting periods beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”) to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS 157 will have a material impact on the Company’s financial statements.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires employers to fully recognize the overfunded or underfunded position of defined benefit postretirement plans on their balance sheets as of the date of their year-end statement of financial position. It also requires an employer to recognize changes in the funded status, through comprehensive income, in the year in which the changes occur. Under past accounting standards, information about the funded status of these plans was disclosed in the notes to the financial statements. Adoption of the recognition and disclosure provisions of this statement is required as of the end of the fiscal year ending after December 15, 2006. The Company adopted SFAS 158 on December 31, 2006 which resulted in the recognition of the net gains or losses and prior service costs that had not yet been included in the net periodic benefits costs as components of the ending balance of accumulated other comprehensive income, net of tax. The Company’s adoption of SFAS 158 resulted in the reduction of $762,000 in pension benefit obligations net of deferred taxes of $312,000 and an adjustment to accumulated other comprehensive income of $450,000.
In September 2006, the SEC issued “Staff Accounting Bulletin (“SAB”) No. 108” to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and requires companies to quantify the effects of an identified unadjusted error on each financial statement and financial statement disclosure by considering the impact of prior year misstatements on the current year financial statements. Initial application of SAB No. 108 allows companies to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application is to be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, is to be made to the opening balance of retained earnings for that year. Companies will need to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. Adoption of SAB No. 108 as of December 31, 2006, did not have a material effect on the Company’s financial statements.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). FAS 159 permits entities to measure certain financial assets and financial liabilities at fair value and amended FASB Statement No. 115, “Accounting for Investments in Debt and Equity Securities”. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting this statement on the Company’s financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ASSET/LIABILITY MANAGEMENT

Managing interest rate risk is fundamental to banking. The Company has continued to manage its liquidity, capital, and GAP position so as to control its exposure to interest rate risk. As of December 31, 2006, the Company had interest rate sensitive assets which repriced or matured within one year of $220.2 million and interest rate sensitive liabilities which repriced or matured within one year of $327.3 million. As of December 31, 2005, the Company had interest rate sensitive assets which matured or repriced within one year of $172.1 million and interest rate sensitive liabilities which repriced or matured within one year of $235.7 million.
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
ALCO manages the Company’s interest rate risk using both income simulation and GAP analysis. Income simulation is used to quantify interest rate risk inherent in the Company’s consolidated balance sheet by showing the effect of a change in net interest income over a 24 month period. The income simulation model uses parallel interest rate shocks of up 200 basis points (bp) or down 200 bp for earning assets and liabilities in the first year of the model. Interest rates are not shocked in the second year of the model. The composition of the Company’s consolidated balance sheet at December 31, 2006 remains relatively well matched over the 24-month horizon with a bias towards liability sensitivity in the first year. The simulation takes into account the dates for repricing, maturing, prepaying and call options assumptions of various financial categories which may vary under different interest rate scenarios. Prepayment speeds are estimates for the loans and are adjusted according to the degree of rate changes. Call options and prepayment speeds for investment securities are estimates using industry standards for pricing and prepayment assumptions. The assumptions of financial instrument categories are reviewed before each simulation by ALCO in light of current economic trends. As of December 31, 2006, the income simulation model indicated some negative exposure of net interest income to rising interest rates to a degree that remains within tolerance levels established by the Company’s policy. The interest rate scenario used does not necessarily reflect ALCO’s view of the “most likely” change in interest rates over the model’s period. Furthermore, the model assumes a static consolidated balance sheet. These results do not reflect the anticipated future net interest income of the Company for the same periods.
The following table summarizes the net interest income for the 24 month period of the Company’s consolidated balance sheet for earning assets and liabilities for the years ended December 31:
Net Interest Income Simulation Model Results:

		Interest Rate Shock
		Down	Up
2006	Flat Rates	200 bp	200 bp

(In Thousands)
Year One	$14,477	$14,382	$13,992
Year Two	14,380	13,064	12,826

Total net interest income for 2 year period	$28,857	$27,446	$26,818

		Interest Rate Shock
		Down	Up
2005	Flat Rates	200 bp	200 bp

(In Thousands)
Year One	$13,067	$13,128	$12,809
Year Two	13,330	12,469	12,306

Total net interest income for 2 year period	$26,397	$25,597	$25,115

The income simulation model reflects negative exposure to net interest income in a rising interest rate environment from flat rates to up 200 bp, which would result from shorter liabilities due to short-term borrowings from FHLB. Margins would narrow as deposits and borrowings are faster to reprice to higher interest rates. Another measure of interest rate risk is GAP analysis. GAP measurement attempts to analyze any mismatches in the timing of interest rate repricing between assets and liabilities. It identifies those balance sheet sensitivity areas which are vulnerable to unfavorable interest rate movements. As a tool of asset/liability management, the GAP position is compared with potential changes in interest rate levels in an attempt to measure the favorable and unfavorable effect such changes would have on net interest income. For example, when the GAP is positive, (i.e., assets reprice faster than liabilities) a rise in interest rates will increase net interest income; and, conversely, if the GAP is negative, a rise in interest rates will decrease net interest income. The accuracy of this measure is limited by unpredictable loan prepayments and the lags in the interest rate indices used for repricing variable rate loans or investment securities. The Company’s one-year cumulative GAP to total assets changed from less than 12% at December 31, 2005, to less than 20% at December 31, 2006.

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
Management recognizes that there are inherent limitations in the effectiveness of any internal control system. However, management believes that as of December 31, 2006 the Company’s internal accounting controls provide reasonable assurance as to the integrity and reliability of the Consolidated Financial Statements and related financial information.
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

March 22, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
LSB Corporation:
We have audited the accompanying consolidated balance sheets of LSB Corporation (the “Company”) and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of LSB Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Boston, Massachusetts March 22, 2007

Consolidated Balance Sheets

December 31,	2006	2005
(In Thousands, Except Share Data)
Assets:
Cash and due from banks	$6,896	$10,489
Fed funds sold	11,871	198

Total cash and cash equivalents	18,767	10,687
Investment securities held to maturity market value of $208,615 in 2005 (notes 2 and 7)	—	213,683
Investment securities available for sale amortized cost of $221,652 in 2006 and $47,554 in 2005 (notes 2 and 7)	218,682	46,363
Federal Home Loan Bank stock, at cost (note 3)	10,046	10,097
Loans, net of allowance for loan losses of $4,309 in 2006 and $4,126 in 2005 (notes 4 and 7)	283,854	230,485
Bank premises and equipment (note 5)	3,807	3,251
Accrued interest receivable	2,259	2,458
Current income tax receivable	357	—
Deferred income tax asset, net (note 8)	3,606	3,446
Other assets	1,587	1,330

Total assets	$542,965	$521,800

Liabilities and Stockholders’ Equity:
Liabilities:
Interest bearing deposits (note 6)	$264,238	$284,175
Non-interest bearing deposits (note 6)	31,424	18,912
Federal Home Loan Bank advances (note 7)	143,519	121,861
Other borrowed funds (note 7)	41,263	31,519
Advance payments by borrowers for taxes and insurance	586	506
Other liabilities	3,404	4,905

Total liabilities	484,434	461,878

Commitments and contingencies (notes 5, 12 and 13):

Stockholders’ equity (notes 9 and 10):
Preferred stock, $.10 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value; 20,000,000 shares authorized; 4,593,617 and 4,464,033 shares issued and outstanding in 2006 and 2005, respectively	459	446
Additional paid-in capital	61,578	59,856
Retained (deficit) earnings	(2,090)	326
Accumulated other comprehensive loss (note 10)	(1,416)	(706)

Total stockholders’ equity	58,531	59,922

Total liabilities and stockholders’ equity	$542,965	$521,800

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

Year Ended December 31,	2006	2005	2004
(In Thousands, Except Share Data)
Interest and dividend income:
Loans	$17,688	$14,940	$13,359
Investment securities held to maturity	1,925	8,135	6,834
Investment securities available for sale	8,405	1,959	1,899
Federal Home Loan Bank stock	539	422	209
Other interest income	399	102	30

Total interest and dividend income	28,956	25,558	22,331

Interest expense:
Deposits (note 6)	7,325	5,044	3,700
Borrowed funds	5,231	4,946	4,229
Securities sold under agreements to repurchase	172	56	15
Short-term and other borrowed funds	2,432	1,592	576

Total interest expense	15,160	11,638	8,520

Net interest income	13,796	13,920	13,811
Provision (credit) for loan losses (note 4)	160	—	(300)

Net interest income after provision (credit) for loan losses	13,636	13,920	14,111

Non-interest income(loss):
Deposit account fees	792	870	889
Loan servicing fees, net	105	162	184
Gains on sales of mortgage loans, net	6	37	68
Loss on sales of investment securities (note 2)	(2,417)	—	—
Curtailment gain on pension termination (note 10)	602	—	—
Lawsuit judgment collected (note 12)	—	2,233	2,280
Other income	507	486	412

Total non-interest income (loss)	(405)	3,788	3,833

Non-interest expense:
Salaries and employee benefits (notes 10 and 11)	7,399	6,899	6,507
Occupancy and equipment expense	1,369	944	872
Data processing expense	1,036	882	878
Professional expense	597	543	623
Insurance expense	168	166	157
Other expense	2,451	1,710	1,627

Total non-interest expense	13,020	11,144	10,664

Income before income tax expense	211	6,564	7,280
Income tax expense (note 8)	85	2,407	2,600

Net income	$126	$4,157	$4,680

Average shares outstanding	4,543,251	4,427,525	4,302,729
Common stock equivalents	57,514	100,668	163,848

Average diluted shares outstanding	4,600,765	4,528,193	4,466,577

Basic earnings per share	$0.03	$0.94	$1.09
Diluted earnings per share	$0.03	$0.92	$1.05

The accompanying notes are an integral part of these consolidated financial statements .

Consolidated Statements of Changes in
Stockholders’ Equity

			Retained		Accumulated	Total
		Additional	Earnings		Other	Stock
	Common	Paid-in	Accumulated	Treasury	Comprehensive	holders’
	Stock	Capital	(Deficit)	Stock	Income (Loss)	Equity
(In Thousands)
Balance at December 31, 2003	$445	$58,350	$(1,055)	$(2,758)	$20	$55,002
Net income	—	—	4,680	—	—	4,680
Other comprehensive income unrealized gain (loss) on securities available for sale (tax effect $274)	—	—	—	—	(414)	(414)

Total comprehensive income						4,266
Exercise of stock options and tax benefits	11	795	—	—	—	806
Change in classification of treasury stock	(22)	—	(2,736)	2,758	—	—
Dividends declared and paid ($0.52 per share)	—	—	(2,236)	—	—	(2,236)

Balance at December 31, 2004	434	59,145	(1,347)	—	(394)	57,838
Net income	—	—	4,157	—	—	4,157
Other comprehensive income unrealized gain (loss) on securities available for sale (tax effect $211)	—	—	—	—	(312)	(312)

Total comprehensive income						3,845
Exercise of stock options and tax benefits	12	711	—	—	—	723
Dividends declared and paid ($0.56 per share)	—	—	(2,484)	—	—	(2,484)

Balance at December 31, 2005	446	59,856	326	—	(706)	59,922
Net income	—	—	126	—	—	126
Other comprehensive income unrealized gain (loss) on securities available for sale (tax effect $619)	—	—	—	—	(1,160)	(1,160)

Total comprehensive income						(1,034)
Stock-based compensation	—	400	—	—	—	400
Exercise of stock options and tax benefits	13	1,322	—	—	—	1,335
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	450	450
Dividends declared and paid ($0.56 per share)	—	—	(2,542)	—	—	(2,542)

Balance at December 31, 2006	$459	$61,578	$(2,090)	$—	$(1,416)	$58,531

Disclosure of reclassification amount:	2006	2005	2004
(In Thousands)
Gross unrealized (depreciation) appreciation arising during the period	$(4,174)	$(523)	$(688)
Tax effect	1,419	211	274

Unrealized holding (depreciation) appreciation net of tax	(2,755)	(312)	(414)

Less: reclassification adjustment for gains (losses) included in net income	(2,417)	—	—
Tax effect	822	—	—

Unrealized (depreciation) appreciation on securities, net of reclassification	$(1,160)	$(312)	$(414)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements
of Cash Flows

Year Ended December 31,	2006	2005	2004
(In Thousands)
Cash flows from operating activities:
Net income	$126	$4,157	$4,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	160	—	(300)
Gains on sales of mortgage loans	(6)	(37)	(68)
Loss on sale of investment securities available for sale	2,417	—	—
Curtailment gain on pension termination	(602)	—	—
Net amortization of investment securities	593	1,428	1,725
Depreciation of premises and equipment	606	450	430
Loans originated for sale	(1,043)	(3,872)	(3,883)
Proceeds from sales of mortgage loans	1,521	3,437	4,289
Decrease (increase) in accrued interest receivable	199	436	(342)
Deferred income tax (benefit) expense	148	(167)	726
Stock-based compensation	400	—	—
Tax benefits from exercise of stock options	—	211	—
Decrease (increase) in other assets	147	227	(121)
Increase in advance payments by borrowers	80	—	56
Increase (decrease) in other liabilities	(899)	1,352	(1,000)

Net cash provided by operating activities	3,847	7,622	6,192

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	2,900	54,770	23,500
Proceeds from maturities of investment securities available for sale	16,680	25,000	25,585
Sales of investment securities available for sale	78,457	—	—
Purchases of investment securities held to maturity	—	(71,914)	(60,422)
Purchases of investment securities available for sale	(20,766)	(14,198)	(45,195)
Purchases of mortgage-backed securities held to maturity	—	(23,971)	—
Purchases of mortgage-backed securities available for sale	(63,544)	—	—
Purchase of other equity securities available for sale	(358)	(72)	—
Purchases of Federal Home Loan bank stock	(889)	(2,210)	(1,294)
Principal payments of securities held to maturity	4,680	26,468	19,526
Principal payments of securities available for sale	18,526	5,222	4,168
Redemption of Federal Home Loan Bank Stock	940	—	—
Increase in loans, net	(54,001)	(1,343)	(21,425)
Proceeds from sales of bank premises and equipment	—	—	4
Purchases of Bank premises and equipment	(1,162)	(215)	(1,045)

Net cash used in investing activities	(18,537)	(2,463)	(56,598)

Cash flows from financing activities:
Net increase (decrease) in deposits	(7,425)	3,981	26,566
Additions to Federal Home Loan Bank advances	82,000	48,900	58,346
Payments on Federal Home Loan Bank advances	(60,342)	(32,141)	(32,110)
Net increase (decrease) in agreements to repurchase securities	(3,256)	1,358	675
(Decrease) increase in other borrowed funds	13,000	(22,000)	(3,000)
Dividends paid	(2,542)	(2,484)	(2,236)
Excess tax benefit from exercise of stock options	122	—	—
Proceeds from exercise of stock options	1,213	512	806

Net cash provided by (used in) financing activities	22,770	(1,874)	49,047

Net increase (decrease) in cash and cash equivalents	8,080	3,285	(1,359)
Cash and cash equivalents, beginning of year	10,687	7,402	8,761

Cash and cash equivalents, end of year	$18,767	$10,687	$7,402

Cash paid during the year for:
Interest on deposits and borrowed funds	$14,916	$11,569	$8,445
Income taxes	959	2,012	2,871
Cash received during the year for:
Income taxes	192	215	120
Supplemental Schedule of non-cash activities:
Change in valuation of investment securities available for sale, net	(1,160)	(312)	(414)
Adjustment to initially apply SFAS No. 158	450	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated
Financial Statements
As of December 31, 2006
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION. LSB Corporation (the “Corporation” or the “Company”) is a Massachusetts corporation and the holding company of its wholly-owned subsidiary River Bank (the “Bank”), a state-chartered Massachusetts savings bank. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank. The Consolidated Financial Statements presented herein reflect the accounts of the Corporation. The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and the Massachusetts Division of Banks (the “Division”), while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Division. The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC up to $100,000 per account for non-retirement accounts and up to $250,000 for certain retirement accounts, as defined by the FDIC, and the Depositors Insurance Fund, Inc. (“DIF”) for customer deposit amounts not otherwise covered by deposit insurance.
The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, River Bank, and its wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. Certain amounts in prior periods have been reclassified to conform to the current presentation.
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
EQUITY SECURITIES. Includes Northeast Retirement Services (“NRS”) and Savings Bank Life Insurance (“SBLI”) stock. NRS and SBLI stock are closely held and not publicly traded and are carried at cost. Dividend income is recorded when dividends are declared.
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
LOAN FEES. Loan origination fees, net of direct loan acquisition costs, are deferred and recognized over the contractual life of the loan as an adjustment of the loan’s yield using a method that approximates the interest method. Amortization of loan fees is discontinued once a loan is placed on non-accrual status. When loans are sold or paid-off, the unamortized portion of net fees and costs is credited to income.
MORTGAGE BANKING ACTIVITIES. Loans held for sale are valued at the lower of their amortized cost or estimated fair value. Fair value is based on commitments on hand or prevailing market prices. Gains or losses on sales of loans are recognized to the extent that the sale proceeds exceed or are less than the carrying amount of the loans. Gains and losses are determined using the specific identification method.
When loans are sold with servicing rights retained, the Bank allocates the carrying amount of the loans between the underlying asset sold and the rights retained, based on their relative fair values. The resulting mortgage servicing rights are amortized over the period of estimated net servicing income using a method that approximates the interest method. Actual prepayment experience is reviewed periodically. When actual prepayments exceed estimated prepayments, the balance of the mortgage servicing rights is adjusted accordingly. Periodically, the mortgage servicing rights are assessed for impairment based on the fair value of such rights using market prices.
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
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) for all share-based payments, using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R or SFAS 123. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.
The total compensation expense before tax recognized in earnings by the Company in the year ended December 31, 2006 was approximately $400,000.
As required, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Therefore, the Company had $122,000 of excess tax benefits classified as a financing cash inflow during the year ended December 31, 2006.
For purposes of pro forma disclosures for periods prior to January 1, 2006, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s net income and earnings per share for the years ended December 31, 2005 and 2004 had the Company elected to recognize compensation expense for the granting of options under SFAS 123 using the Black-Scholes option pricing model would have been reduced to the following pro forma amounts:

	2005	2004

(In Thousands, Except Per Share Data)
Net Income:
As reported	$4,157	$4,680
Pro forma	4,033	4,344
Basic earnings per share:
As reported	$0.94	$1.09
Pro forma	0.91	1.01
Diluted earnings per share:
As reported	$0.92	$1.05
Pro forma	0.89	0.97

PENSION EXPENSE. The Bank is a participant in a multiple employer defined benefit pension plan. Pension expense is recognized on a net periodic pension cost method over the employee’s approximate service period. Pension costs are funded in the year of accrual using the aggregate cost method.
Effective December 31, 2006, the Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). This statement requires employers to fully recognize the overfunded or underfunded position of defined benefit postretirement plans on their balance sheets as of the date of their year-end statement of financial position. It also requires an employer to recognize changes in the funded status, through comprehensive income, in the year in which the changes occur. Under past accounting standards, information about the funded status of these plans was disclosed in the notes to the financial statements. The Company recorded a pension liability adjustment in accumulated other comprehensive income. See Note 10 of the Consolidated Financial Statements for further information on the impact of adopting SFAS 158.
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
(2) INVESTMENT SECURITIES

The amortized cost and fair market value of investment securities at December 31, follows:

	2006				2005
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

(In Thousands)
Investment securities available for sale:
US Treasury obligations	$5,605	$—	$(391)	$5,214	$5,119	$—	$(350)	$4,769
Federal agency bonds (1)	35,710	14	(534)	35,190	9,932	—	(265)	9,667
Mortgage-backed securities	98,608	606	(1,316)	97,898	3,420	10	(66)	3,364
Collateralized mortgage obligations	72,899	73	(1,417)	71,555	24,662	9	(342)	24,329
Corporate obligations	7,316	50	(2)	7,364	3,181	—	(135)	3,046
Mutual funds	1,000	—	(53)	947	1,000	—	(45)	955
Equity securities	514	—	—	514	240	—	(7)	233

	$221,652	$743	$(3,713)	$218,682	$47,554	$19	$(1,210)	$46,363

Investment securities held to maturity:
Federal agency obligations (1)	$—	$—	$—	$—	$87,017	$56	$(1,944)	$85,129
Mortgage-backed securities	—	—	—	—	43,701	40	(1,262)	42,479
Asset-backed securities	—	—	—	—	70,415	4	(1,679)	68,740
Corporate obligations	—	—	—	—	11,024	11	(280)	10,755
Municipal obligations	—	—	—	—	1,526	—	(14)	1,512

	$—	$—	$—	$—	$213,683	$111	$(5,179)	$208,615

(1)	Federal agency bonds include investment securities issued by Government Sponsored Enterprises (“GSE’s”) such as Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”). These investment securities do not represent obligations of the U.S. government and are not backed by the full faith and credit of the United States Treasury.
Proceeds from sales, realized gains and losses on investments available for sale for the years ended December 31, follow:

	2006	2005	2004

(In Thousands)
Proceeds from sales	$78,547	$—	$—
Realized gains on sales	—	—	—
Realized losses on sales	2,417	—	—

During the second quarter of 2006, the Company restructured its balance sheet by selling approximately $80 million of fixed-rate investment securities available for sale. These investment securities had an average yield of 3.30%, an average life of 2.0 years and represented almost 30% of the investment portfolio. Approximately $50 million of the proceeds were reinvested in securities yielding 5.70% with an average life of 4.2 years.
During the first quarter of 2006, $205.8 million of investments held to maturity were reclassified into investments available for sale. The impact of the reclassification required the total unrealized loss of the entire investment portfolio to be reflected on the balance sheet in the accumulated other comprehensive loss portion of stockholders’ equity.

Securities pledged at December 31 follow:

	Customer
	Repurchase Agreements		All Other Borrowings
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

(In Thousands)
At December 31, 2006:
U.S. Treasury obligations	$—	$—	$5,605	$5,214
Federal agency obligations	9,840	9,854	25,870	25,336
Mortgage-backed securities	—	—	97,521	96,800
Asset-backed securities	—	—	72,668	71,324

At December 31, 2005:
U.S. Treasury obligations	$—	$—	$5,119	$4,769
Federal agency obligations	9,671	9,543	87,278	85,254
Mortgage-backed securities	—	—	45,423	44,122
Asset-backed securities	—	—	94,669	92,661
Corporation obligations	—	—	360	371

OTHER THAN TEMPORARILY IMPAIRED SECURITIES

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	Less Than 12 Months		12 Months or Longer		Total 2006
	Unrealized		Unrealized		Unrealized
2006	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In Thousands)
US Treasury obligations	$—	$—	$5,214	$(391)	$5,214	$(391)
Federal agency obligations	3,119	(100)	22,217	(434)	25,336	(534)
Mortgage-backed securities	4,408	(28)	34,907	(1,288)	39,315	(1,316)
Asset-backed securities	12,846	(64)	54,405	(1,353)	67,251	(1,417)
Corporate obligations	1,924	(2)	—	—	1,924	(2)
Mutual funds	947	(53)	—	—	947	(53)

Total temporarily impaired securities	$23,244	$(247)	$116,743	$(3,466)	$139,987	$(3,713)

	Less Than 12 Months		12 Months or Longer		Total 2005
	Unrealized		Unrealized		Unrealized
2005	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In Thousands)
US Treasury obligations	$—	$—	$4,769	$(350)	$4,769	$(350)
Federal agency obligations	—	—	90,921	(2,209)	90,921	(2,209)
Mortgage-backed securities	23,432	(355)	20,410	(973)	43,842	(1,328)
Asset-backed securities	37,887	(921)	40,761	(1,100)	78,648	(2,021)
Corporate obligations	—	—	10,549	(415)	10,549	(415)
Municipal obligations	—	—	1,512	(14)	1,512	(14)
Mutual funds	—	—	955	(45)	955	(45)
Equity securities	—	—	233	(7)	233	(7)

Total temporarily impaired securities	$61,319	$(1,276)	$170,110	$(5,113)	$213,429	$(6,389)

U.S. Treasury and federal agency obligations
The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. government agencies were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.
Mortgage-backed and asset-backed securities

The unrealized losses on the Company’s investment in federal agency mortgage-backed securities and other asset-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.
Corporate and municipal obligations

The unrealized losses on the Company’s investments in corporate and municipal obligations were caused by interest rate increases. Because the company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.
Equity securities and mutual funds

The unrealized losses on equity securities and mutual funds are a result of specific conditions and circumstances that are unique to each company represented in the portfolio. When needed, management monitors its holdings for impairment by reviewing the financial condition of the issuer, company specific events, industry developments, and general economic conditions. In evaluating the severity and duration of impairment, management also reviews corporate financial reports, press releases and other publicly available information. Based upon this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.
The following table is a summary of the contractual maturities of investment securities available for sale at December 31, 2006. These amounts exclude mutual funds and equity securities, which have no contractual maturities. Mortgage-backed securities consist of FHLMC, FNMA, and GNMA certificates. Mortgage-backed and asset-backed securities are shown at their final contractual maturity date but are expected to have shorter average lives.

	Available for Sale
			Weighted
	Amortized	Market	Average
December 31, 2006	Cost	Value	Yield
(Dollars in Thousands)
US Treasury & Federal Agencies bonds:
Within 1 year	$22,658	$22,418	3.59%
1 to 2 years	5,348	5,360	5.18
2 to 3 years	4,986	4,793	3.32
5 to 10 years	8,323	7,833	3.71

	41,315	40,404	3.80

Mortgage-backed securities:
Within 1 year	35	35	7.16
2 to 3 years	1,737	1,689	3.94
3 to 5 years	3,762	3,581	3.77
5 to 10 years	18,274	17,529	3.78
After 10 years	74,800	75,064	5.95

	98,608	97,898	5.44

Collateralized Mortgage Obligations:
Within 1 year	38	38	6.28
5 to 10 years	10,725	10,488	4.18
After 10 years	62,136	61,029	4.36

	72,899	71,555	4.33

Corporate obligations:
Within 1 year	1,000	1,000	3.24
2 to 3 years	1,935	1,946	5.42
3 to 5 years	4,381	4,418	5.51

	7,316	7,364	5.18

	$220,138	$217,221	4.76%

Issuers may have the right to call or prepay obligations with or without call or prepayment penalties. This right may cause actual maturities and yields to differ from the contractual maturities summarized above. As of December 31, 2006, the Company had callable investment securities in the available for sale portfolio with an amortized cost of $7.0 million and a market value of $6.8 million none of which are expected to be called as the securities are beyond their discrete call dates.
(3) FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). As part of the Bank’s borrowing arrangement with the FHLBB, the Bank is required to invest in FHLBB stock in an amount determined on the basis of the amount of the Bank’s residential mortgage loans and its borrowings from the FHLBB. At December 31, 2006, the Bank held $10.0 million of FHLBB stock. This stock, which is restricted, is redeemable at par and earns dividends declared at the discretion of the FHLBB. Such dividends amounted to $539,000, $422,000 and $209,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
(4) LOANS

The components of the loan portfolio at December 31, follow:

	2006	2005
(In Thousands)
Residential real estate	$69,876	$62,187
Loans held for sale	—	472
Home equity	20,339	10,412
Consumer	975	468

Retail loans	91,190	73,539

Construction	43,283	24,137
Commercial real estate	142,820	127,617
Commercial business	10,870	9,318

Corporate loans	196,973	161,072

Total loans	288,163	234,611
Allowance for loan losses	(4,309)	(4,126)

Net loans	$283,854	$230,485

The amounts above include net deferred loan origination fees and costs totaling $81,000 at December 31, 2006 and $136,000 at December 31, 2005.
Mortgage loans serviced by the Company for others amounted to $32.4 million and $36.8 million at December 31, 2006 and 2005, respectively.
Non-performing loans totaled $1.1 million and $32,000 at December 31, 2006 and 2005, respectively.
In the ordinary course of business, the Bank makes loans to its Directors and Officers and their associates and affiliated companies (“related parties”) at substantially the same terms and conditions as those prevailing at the time of origination for comparable transactions with other borrowers.
An analysis of total related party loans for the year ended December 31, 2006 follows:

	2006	2005
(In Thousands)
Balance at beginning of year	$2,251	$2,080
New loans granted	385	615
Retirement/reduction of directors and officers	(23)	(262)
Repayment of principal	(445)	(182)

Balance at end of year	$2,168	$2,251

The activity in the allowance for loan losses for the years ended December 31, follows:

	2006	2005	2004
(In Thousands)
Balance at beginning of year	$4,126	$4,140	$4,220
Total charge-offs	(30)	(25)	(45)
Total recoveries	53	11	265

Net (charge-offs) recoveries	23	(14)	220
Provision (credit) for loan losses	160	—	(300)

Balance at end of year	$4,309	$4,126	$4,140

The reduction in interest income for the years ended December 31, associated with non-accrual loans follows:

	2006	2005	2004
(In Thousands)
Interest income in accordance with original loan terms	$56	$1	$—
Interest income recognized	—	—	—
Foregone interest income	56	1	—

The components of impaired loans at December 31, follow:

	2006	2005	2004
(In Thousands)
Total impaired loans	$1,020	$—	$—
Impaired loans with reserve	—	—	—
Impaired loans without reserve	1,020	—	—
Impaired loans average balance	1,078	—	—
Interest income in accordance with original loan terms	54	—	—
Interest income recognized	—	—	—

The impaired loan reserve represents an allocation from the existing allowance for loan losses.
The following table summarizes the balances of the mortgage service rights at December 31:

	2006	2005	2004
(In Thousands)
Balance at beginning of year	$308	$404	$488
Additions	—	20	53
Amortization	(124)	(116)	(137)

Mortgage servicing rights	184	308	404
Valuation allowance	—	(30)	(98)

Balance at end of year	$184	$278	$306

The following table summarizes activity in the mortgage service rights valuation allowance for the years ended December 31:

	2006	2005	2004
(In Thousands)
Balance at beginning of year	$30	$98	$96
Provision (recoveries) charged to operations	(30)	(68)	2

Balance at end of year	$—	$30	$98

The following table summarizes activity in the loan servicing fees, net for the years ended December 31:

	2006	2005	2004
(In Thousands)
Service fee income	$102	$123	$158
Amortization of mortgage servicing rights	(124)	(116)	(137)
(Provision) recoveries for valuation allowance	30	68	(2)

Mortgage servicing income (expense)	8	75	19
Late charges and other loan fees	97	87	165

Loan servicing fees, net	$105	$162	$184

(5) BANK PREMISES AND EQUIPMENT

The components of premises and equipment at December 31, follow:

	Estimated
	Useful Lives	2006	2005
(In Thousands)
Premises	10 — 39 years	$4,150	$3,830
Equipment	3 — 5 years	3,702	2,886
Leasehold improvements	3 — 10 years(1)	1,047	1,047

		8,899	7,763
Less accumulated depreciation and amortization		(5,092)	(4,512)

		$3,807	$3,251

(1)	Leasehold improvements — Depreciated over term of lease or asset life, whichever is shorter.
Rent expense for leased premises for the years ended December 31, 2006, 2005 and 2004 amounted to $205,000, $203,000 and $186,000, respectively. The Company enters into operating leases in which office space is rented to other businesses at its Corporate Headquarters. Rental income for the years ended December 31, 2006, 2005 and 2004 amounted to $232,000, $181,000 and $181,000, respectively.
A summary of future minimum rental expense and income under non-cancelable operating leases at December 31, 2006 follows:

	Minimum	Minimum
	Rental	Rental
	Expense	Income
(In Thousands)
2007	$203	$223
2008	159	206
2009	137	134
2010	51	53
2011	43	43
Thereafter	114	—

	$707	$659

(6) DEPOSITS

The following table shows the components of deposits at December 31, 2006 and 2005 and the range of interest rates paid as of December 31, 2006.

	Rates as of
	December 31,
	2006	2006	2005
(Dollars in Thousands)
Interest bearing accounts:
NOW acccounts	0.10-0.25%	$17,707	$38,349
Savings accounts	0.50%	33,676	41,941
Money market investment accounts	1.00-4.41%	73,163	76,594
Certificates of deposit	2.23-5.50%	109,635	98,773
Retirement certificates of deposit	2.23-5.32%	30,057	28,518

Total interest bearing deposits		264,238	284,175

Non-interest bearing demand deposit accounts		31,424	18,912

Total deposits		$295,662	$303,087

Interest forfeitures resulting from early withdrawals from certificates of deposits are credited to non-interest expense and amounted to $32,000, $24,000 and $19,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The components of interest expense on deposits for the years ended December 31, follow:

	2006	2005	2004

(In Thousands)
NOW accounts	$38	$47	$40
Savings accounts	190	221	161
Money market investment accounts	1,944	1,355	980
Certificates of deposit	4,008	2,480	1,656
Retirement certificates of deposit	1,145	941	863

Total interest expense	$7,325	$5,044	$3,700

The amount and weighted average interest rate on certificates of deposit, including retirement accounts, by periods to maturity at December 31, 2006 are summarized as follows:

		Equal to		Weighted
	Less	and greater		Average
	than	than		Interest
	$100,000	$100,000	Total	Rate

(Dollars in Thousands)
3 months or less	$23,251	$12,308	$35,559	3.94%
From three to six months	23,702	14,792	38,494	4.43
From six to twelve months	27,786	13,793	41,579	4.81
From one to two years	10,986	2,993	13,979	4.30
From two to three years	3,131	2,141	5,272	3.99
Three years and thereafter	3,809	1,000	4,809	4.10

	$92,665	$47,027	$139,692	4.38%

There were no brokered deposits at December 31, 2006 or 2005.
(7) FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWED FUNDS
The FHLBB permits member institutions to borrow funds for various purposes. Outstanding advances at December 31, 2006 are collateralized by a blanket lien against its residential mortgage and investment portfolios.
Advances outstanding at December 31, follow:

	2006		2005

	Weighted Average		Weighted Average
Maturity	Amount	Interest Rate	Amount	Interest Rate

(Dollars in Thousands)
2006	$—	—%	$30,000	3.41%
2007	39,000	4.37	38,000	3.51
2008	21,000	4.89	15,000	4.60
2009	—	—	206	6.42
2010	25,000	5.60	25,000	5.60
2011	10,000	4.93	10,000	4.93
2016	45,000	3.99	—	—
2021	2,356	6.23	2,453	6.23
2024	304	1.07	320	1.07
2025	859	1.60	882	1.60

	$143,519	4.59%	$121,861	4.20%

The FHLBB has the right to call or prepay certain obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized above. As of December 31, 2006, the Company had callable advances totaling $95.0 million, adjustable advances totaling $13.0 million and amortizing advances totaling $3.5 million.
The Company may enter into agreements to repurchase securities sold. These agreements are treated as secured borrowings and the obligations to repurchase securities sold are reflected as liabilities and the securities collateralized by the agreements remain as assets. Generally, the outstanding collateral consists of U.S. Treasury and Government Agency obligations and is held by third party custodians. Repurchase agreements totaled $5.3 million at December 31, 2006 at a rate of 3.75%. Repurchase agreements outstanding at December 31, 2005 totaled $4.5 million at a rate of 2.75%.
The components of other borrowed funds at December 31, follows:

	2006	2005

(In Thousands)
FHLBB Short-term borrowings	$36,000	$27,000
Customer repurchase agreements	5,263	4,519

	$41,263	$31,519

Information relating to short-term borrowed funds for the years ended, follows:

	2006		2005		2004

		Short-Term		Short-Term		Short-Term
	Repurchase	FHLBB	Repurchase	FHLBB	Repurchase	FHLBB
	Agreements	Advances	Agreements	Advances	Agreements	Advances
(Dollars in Thousands)

Outstanding at December 31	$5,263	$36,000	$4,519	$27,000	$3,161	$49,000
Average balance outstanding during the year	4,915	47,143	3,113	49,964	2,949	40,160
Maximum outstanding at any month end	6,646	61,000	4,519	85,000	3,946	55,500

Weighted average rate at December 31	3.75%	5.31%	2.75%	4.31%	0.75%	2.27%
Weighted average rate during the year	3.50	5.16	1.79	3.18	0.50	1.43

At December 31, 2006 and 2005, the Bank had $208.5 million and $236.7 million, respectively, of fair value investment securities pledged as collateral against total borrowings and government deposits (see note 2). The Bank’s total borrowing capacity at FHLBB at December 31, 2006 and 2005 was $239.0 million and $263.9 million based on the total available collateral, respectively, of which $179.5 million and $148.9 million was outstanding at December 31, 2006 and 2005, respectively, leaving additional capacity of $59.5 million and $115.0 million at December 31, 2006 and 2005, respectively.
(8) INCOME TAXES

An analysis of income tax expense for the years ended December 31, follows:
	2006	2005	2004

(In Thousands)
Current expense (benefit):
Federal	$(123)	$2,154	$1,590
State	60	420	284

Total current expense (benefit)	(63)	2,574	1,874

Deferred expense (benefit):
Federal	142	(119)	574
State	38	(45)	167
Change in valuation reserve	(32)	(3)	(15)

Total deferred expense	148	(167)	726

Total income tax expense	$85	$2,407	$2,600

A reconciliation of the difference between the expected federal income tax expense computed by applying the federal statutory rate of 34% to the amount of actual income tax expense for the years ended December 31, follows:

	2006	2005	2004

(In Thousands)
Expected federal income tax expense	$72	$2,231	$2,475
Items affecting expected tax:
State income tax, net of federal benefit	64	247	298
Tax exempt income	(111)	(113)	(98)
Other	60	45	(60)
Change in valuation reserve	—	(3)	(15)

Total income tax expense	$85	$2,407	$2,600

The tax effects of temporary differences (the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax basis that give rise to deferred tax assets and liabilities) for the years ended December 31, follow:

	2006	2005

(In Thousands)
Deferred tax assets:
Allowance for loan losses	$1,659	$1,507
Capital loss carryforward	5	37
Unrealized loss on investment securities available for sale	1,104	485
Pension costs and other post-retirement benefits	108	473
Deferred compensation	555	722
Depreciation	363	286
Other	45	219

Gross deferred tax asset	3,839	3,729
Valuation reserve	(5)	(37)

Deferred tax asset	3,834	3,692

Deferred tax liabilities:
Other	(228)	(246)

Gross deferred tax liability	(228)	(246)

Net deferred income tax asset	$3,606	$3,446

Capital losses on the sale of securities resulted in capital loss carryforwards. A deferred tax valuation allowance on capital loss carryforwards is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient capital gains in the carryforward period. At December 31, 2006, the Company has $14,000 of capital loss carryforwards available that expire during 2007.
At December 31, 2006, the Bank would need to generate approximately $7.0 million of future net taxable income to realize the net deferred income tax asset. In addition, income taxes paid by the Bank totaled $485,000 for the years ended December 31, 2006 and 2005. Management believes that it is more likely than not that the net deferred income tax asset at December 31, 2006 will be realized based upon recent operating results.
It should be noted, however, that factors beyond management’s control, such as the general state of the economy and changes in interest rates, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.
The unrecaptured base year tax reserves as of October 31, 1998 will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt tax reserves continue to be subject to a provision of the current law that requires recapture in the case of certain excess distributions to stockholders. The tax effect of pre-1988 bad debt tax reserves subject to recapture in the case of certain excess distributions is approximately $1.1 million.
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
At December 31, 2006 and 2005, the Company and the Bank not only exceeded each of the minimum capital requirements but also met the definition of “well capitalized” as defined by the FRB and the FDIC under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company or the Bank must maintain Tier 1, Total, and Leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as “well capitalized.”
The Company’s and the Bank’s actual capital ratios and amounts at December 31, 2006 and 2005, follow:

	Risk-Based Ratios
	Tier 1 Capital		Total Capital		Leverage Capital
	2006	2005	2006	2005	2006	2005

(Dollars in Thousands)
Capital Ratios:
Adequately capitalized	4.00%	4.00%	8.00%	8.00%	4.00%	4.00%
Well capitalized	6.00%	6.00%	10.00%	10.00%	5.00%	5.00%
LSB Corporation	15.73%	19.09%	16.86%	20.34%	11.18%	11.34%
RiverBank	15.17%	18.29%	16.31%	19.54%	10.77%	10.82%

Capital Amounts:
Adequately capitalized
LSB Corporation	$15,237	$12,508	$30,474	$25,015	$21,446	$21,066
RiverBank	15,223	12,394	30,446	24,788	21,450	20,956
Well capitalized
LSB Corporation	22,855	18,762	38,092	31,269	26,808	26,333
RiverBank	22,835	18,591	38,058	30,985	26,813	26,195
Actual Amounts:
LSB Corporation	59,916	59,698	64,225	63,609	59,916	59,698
RiverBank	57,749	56,670	62,057	60,546	57,749	56,670

Stockholders’ Rights Plan
In 1996, the Board of Directors adopted a stockholder rights plan declaring a dividend of one preferred stock purchase right for each share of outstanding common stock. The rights will remain attached to the common stock and are not exercisable except under limited circumstances relating to (i) acquisition of beneficial ownership of more than 10% of the outstanding shares of common stock, or (ii) a tender offer or exchange offer that would result in a person or group beneficially owning more than 10% of the outstanding shares of common stock. The rights are not exercisable until those aforementioned circumstances occur. The rights under the plan as adopted in 1996 would have expired in 2006. In November 2005, however, the Board of Directors approved a renewed rights plan to become effective upon the expiration of the plan in 2006. The terms of the renewed rights plan are substantially similar to those of the current plan. Until a right is exercised, the holder has no rights to vote or to receive dividends. The rights are not taxable to stockholders until exercisable.
Treasury Stock
Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act (“Chapter 156D”). Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of “treasury shares”. Accordingly, shares previously reported as treasury stock by the Company at December 31, 2004, have been redesignated, at an aggregate cost of approximately $2.8 million, as authorized but unissued shares. This aggregate cost has been allocated to the common stock’s par value and retained earnings. There was no impact to total equity. Also effective July 1, 2004, Chapter 156D eliminated the concept of par value. The effect of that change was to supersede the historic prohibition against issuing par value stock for less than par. There is no minimum price at which the Company may issue shares. The Company continues to show on its balance sheet the par value per share of $0.10, as well as the aggregate amount of the par value for the shares of common stock issued and outstanding as the Company believes that presentation facilitates a better understanding of the stockholders’ equity section.
(10) EMPLOYEE BENEFITS
Pension Plan
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

On October 18, 2006, the Company announced that its Board of Directors had approved the termination of its defined benefit employee pension plan effective on December 31, 2006. All assets of the defined benefit plan will be applied to the payment of the accrued benefit obligations and plan expenses in connection with the plan’s termination. No pension benefits accrued under the defined benefit plan as of the termination date will be reduced or forfeited in connection with the plan termination. In connection with the termination of the defined benefit plan, the Company froze future pension benefits effective December 31, 2006. As a result of that cessation of future pension benefits, the Company recognized a curtailment gain of $602,000 pre-tax due to the reversal of the accrued pension liability recorded on the financial statements.
Effective December 31, 2006, the Company adopted SFAS 158 which resulted in the recognition of the net gains or losses and prior service costs that had not yet been included in the net periodic benefits costs as components of the ending balance of accumulated other comprehensive income, net of tax. The incremental effect of applying this Statement on individual line items in the Consolidated Balance Sheet at December 31, 2006 follows.

	Before		After
	Adoption of		Adoptionof
	SFAS 158	Adjustments	SFAS 158

(In Thousands)
Deferred tax assets, net	$3,918	$(312)	$3,606
Total assets	543,277	(312)	542,965

Liability for pension benefits	762	(762)	—
Total liabilities	485,196	(762)	484,434

Accumulated other comprehensive income	(1,866)	450	(1,416)
Total stockholders’ equity	58,081	450	58,531

Amounts recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2006 follows.

Pension
Plan

(In Thousands)
Prior service costs	$7
Net (gain) loss	443

Total	$450

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
The following table shows the allocation of assets between debt and equity for the Plan as of October 31:

	2006	2005

Debt securities	35%	35%
Equity securities	65%	65%

Total Plan assets	100%	100%

The Plan’s assets are distributed to Plan participants in the form of benefits. The Plan paid benefits of $2.0 million and $142,000 for the Plan years ended October 31, 2006 and 2005, respectively. The Company anticipates that the Plan is expected to distribute all of its assets, or approximately $6.1 million in total, during 2007. As a result of the final distribution, the Company anticipates recording a settlement gain of approximately $750,000 during 2007.

The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Financial Statements through the Plan’s latest valuation dates which were October 31, 2006 and 2005.

	2006	2005

(In Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,350	$7,456
Service cost	353	347
Interest cost	480	428
Curtailment gain on pension termination	(602)	—
Actuarial (gain) loss	(485)	261
Benefits paid	(1,996)	(142)

Projected benefit obligation at end of year	$6,100	$8,350

Change in plan assets:
Fair value of plan assets at beginning of year	$7,231	$6,778
Actual return on plan assets	865	595
Employer contribution	—	—
Benefits paid	(1,996)	(142)

Fair value of plan assets at end of year	$6,100	$7,231

Funded status	$—	$(1,119)
Unrecognized net actuarial loss (gain)	—	(21)
Unrecognized transition asset	—	(20)

Accrued benefit cost included in other liabilities	$—	$(1,118)

Accumulated benefit obligation	N/A	$5,760

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.75% and 4.50%, for 2006 and 2005, respectively.
Net pension cost components for the years ended October 31, follow:

	2006	2005	2004

(In Thousands)
Service cost	$353	$347	$415
Interest cost	480	428	423
Expected return on plan assets	(579)	(542)	(485)
Net amortization and deferrals	(4)	(4)	(4)

Net periodic pension cost	$250	$229	$349

Assumptions used to develop the net periodic pension cost were:

	2006	2005	2004

Discount rate	5.75%	5.75%	6.25%
Rate of increase in compensation levels	4.50	4.50	4.50
Expected long-term rate of return on assets	8.00	8.00	8.00

In general, the Company has selected the assumptions with respect to the expected long-term rate of return based on prevailing yields on high quality debt securities increased by a premium of 3% to 5% for equity securities.
401(k) Savings Plan
The Company provides an employee savings plan (the “Savings Plan”) through the Savings Banks Employees’ Retirement Association. The Savings Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Employees are eligible to participate in the Savings Plan immediately upon employment with the Company provided they have attained 21 years of age. Company employees become eligible for matching contributions after completing one year of service with 1,000 hours or more. On an annual basis, the Company determines whether or not to contribute to the Savings Plan. The Company recognized expenses of $79,000, $104,000 and $105,000 on behalf of the employees who were in the Savings Plan for the years ended

December 31, 2006, 2005 and 2004, respectively.
Post-Retirement Plan Other Than Pensions
In addition to the Company’s defined benefit pension plan, the Company sponsors a defined benefit post-retirement plan that provides life insurance benefits to existing retirees. Prior to the changes adopted during 2006, the Company offered limited post-retirement medical benefits to certain full-time employees who retire before age 65 and life insurance benefits to full-time employees who retire after age 62 and after completing 10 years of service. The plan is non-contributory and unfunded.
The amounts of accrued post-retirement benefit cost reported on the Company’s consolidated balance sheets were $265,000 and $446,000 as of December 31, 2006 and 2005, respectively. Total post-retirement other than pension expense (credit) totaled $(181,000), $41,000 and $67,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the 2006 amounts were the reversal of the accrued post-retirement liability of $232,000 resulting from the curtailment benefit due to the plan changes. The adoption of SFAS No. 158 on December 31, 2006, did not impact the accrued post-retirement benefit liability.
Employee Stock Ownership Plan
The Company established an Employee Stock Ownership Plan (the “ESOP”) that covers all employees who meet specified age and length of service requirements. The ESOP was established effective January 1, 2007 and the Company will make contributions to the ESOP which will in turn, use the cash contributions to purchase Company stock on the open market. The Company contributions are discretionary and are included in the salary and employee benefits expense. No contributions were made during 2006.
Incentive Compensation Plan
The Incentive Compensation Plan provides for the payment of bonuses to officers under certain circumstances based upon the Company’s pre-tax earnings adjusted for gains or losses from sales of assets, targeted returns on assets and the individual’s accomplishment of established goals and objectives. Amounts are to be allocated to participants as determined by the Company’s Compensation and Option Committee based on the recommendation of the President and subject to approval by its Board of Directors. During the years ended December 31, 2006, 2005 and 2004, respectively, payments of $167,000, $218,000 and $195,000, respectively, were made to certain officers under this Plan. Of the amounts paid during 2006, approximately $130,000 was paid to former senior executives under the employment agreements.
Employment Termination or Change-in-Control Agreements
The Company has entered into special termination agreements with its President and Chief Executive Officer and certain other executives. The agreements provide generally that if there is a change-in-control of the Company and if, within two years after such event, the officer’s employment is terminated for any reason (other than death, disability or cause, as defined in the agreements), then the officer would be entitled to receive a lump-sum severance payment in an amount equal to approximately three times his or her average annual compensation over the five previous years of his or her employment with the Company (or such shorter period in which the officer was employed) and the continuation of his of her life, medical and disability benefits at the same level of coverage and at the same out-of-pocket cost to the officer, immediately prior to the change-in-control, or at the officer’s election, the earlier commencement of the proposed business combination (as defined in the agreement) that results in such change-in-control. For the purpose of these special termination agreements, a change-in-control will be deemed to have occurred upon (i) the completion of certain mergers or other business combinations, liquidations, or sale or other transactions as described in the agreements, (ii) the acquisition by a person or group of persons of beneficial ownership of 25% or more of the Common Stock, or (iii) certain changes to the majority of the Board of Directors within a two-year period, including as the result of a tender offer, proxy contest, merger or similar transaction. As used in the special termination agreement, the term “change-in-control” would include one or more transactions that could be considered to be a “merger of equals”. The special termination agreements provide that no payment by the Company to or for the benefit of the officer under the agreement will be made if such payment would be non-deductible to the Company by reason of the operation of Section 280G of the Internal Revenue Code of 1986, as amended, relating to so-called “parachute payments.”
Supplemental Executive Retirement Plan
The Company has two supplemental executive retirement plans with its former president and chief executive officer. These plans require that the Company begin payments to the former president commencing January 1, 2007 and was derived from the three years of gross compensation prior to his retirement. These plans are unfunded. As of December 31, 2006 and 2005, the accrued liability recorded on the consolidated balance sheet was $1.3 million and $1.2 million, respectively. Expenses associated with the plans totaled $99,000, $(73,000), and $118,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The adoption of SFAS No. 158 on December 31, 2006, did not impact the accrued supplemental executive retirement liability.
(11) EQUITY AWARDS
The Board offers options on its common stock to Directors and Officers to purchase unissued common stock of the Company at a price equal to the fair market value of the Company’s common stock on the date of grant. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares. The following table presents the amount of cumulatively granted options and restricted stock awards, net of cancellations, through December 31, 2006:

			Cumulative
	Authorized		Awards, Net of
	Option Awards	Stock Awards	Expiration

1986 Plan	720,500	N/A	430,250
1997 Plan	449,500	N/A	427,850
2006 Plan	400,000	14,000	40,000

	1,570,000	14,000	898,100

At December 31, 2006, there were no shares available for grant under either the 1986 Plan due to its expiration or the 1997 Plan due to all authorized awards previously being granted. Of the authorized awards under the 1997 Plan, subsequent forfeitures by former participants allowed an additional 10,425 options to become available to issue under future grants during 2006. Under all plans, the option exercise price equals the fair market value on the date of grant.
All options granted under the 1986 and 1997 Plans vested over three years from the date of grant and have ten-year contractual terms. Options granted under these plans expire between 2007 and 2015. The vesting schedule for all options granted provides for 50% of options granted to vest after the first year and an additional 25% to vest each year thereafter. Options are fully vested three years after the grant date.
All options granted under the 2006 Plan vest over two years from the date of grant and have seven-year contractual terms. Options granted under this plan in 2006 expire in 2013. The vesting schedule for the 2006 grants provides for 50% of the options granted to vest immediately and an additional 25% to vest each year thereafter. Options are fully vested two years after the grant date.
Restricted stock awards were granted during 2006 representing shares of stock granted with a transfer restriction of one year. These stock awards were fully vested upon grant.
The total compensation expense related to all equity awards recognized in earnings by the Company in the year ended December 31, 2006 was approximately $400,000. The components of the expense represent stock option grants made in 2004 in the amount of $125,000, stock option grants made in 2006 of $75,000 and compensation expense on stock awards of $230,000.
As required, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows, SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Therefore, the Company had $122,000 of excess tax benefits classified as a financing cash inflow during the year ended December, 2006.
Cash received from stock option exercises for the years ended December 31, 2006 and 2005 was approximately $1.2 million and $512,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $122,000 and $211,000, respectively, for the years ended December 31, 2006 and 2005. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the years ended December 31, 2006, 2005 and 2004.
A summary of the status of the Company’s 2006 Plan, 1997 Plan and 1986 Plan as of December 31, and changes during the years ended follow:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	349,100	$12.88	511,350	$10.97	505,730	$8.86
Granted	40,000	16.41	8,400	17.66	114,100	16.77
Exercised	(133,775)	11.44	(168,250)	7.24	(102,480)	6.70
Forfeited	(10,425)	16.77	—	—	—	—
Expired	—	—	(2,400)	18.25	(6,000)	16.77

Outstanding at end of year	244,900	14.07	349,100	12.88	511,350	10.97

Options exercisable end of year	209,325	13.65	249,050	12.07	405,250	9.45

Weighted average fair value of options granted during the year		$3.76		$3.17		$4.64

The aggregate intrinsic value of $607,000 represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2006 of $16.55, which is derived by comparing the weighted average exercise price for all outstanding stock options, as well as all exercisable stock options on that date.
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Expected volatility	25.00%	29.30%	28.93%
Risk-free interest rate	4.60%	3.82%	3.44%
Expected dividend yield	3.41%	3.25%	3.08%
Expected life in years	7 years	7 years	8 years

A summary of the status of the Company’s nonvested stock options and stock awards as of December 31, 2006 and changes during the twelve months then ended is presented in the table below:

	Nonvested Shares Issued Under the Plans
	Stock Awards		Stock Options
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1, 2006	—	$—	55,050	$16.84
Granted	14,000	16.41	40,000	16.41
Vested	(14,000)	16.41	(51,300)	16.69
Forfeited	—	—	(8,175)	16.77

Nonvested at December 31, 2006	—	$—	35,575	$16.59

The following table summarizes information about the Stock Option Plans based on a range of exercise prices as of December 31, 2006.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Range of Exercise Price	Options	Price	Life	Options	Price

$6.00 to $10.00	57,000	$9.04	2.5 years	57,000	$9.04
$10.01 to $14.00	71,500	13.84	4.5	71,500	13.84
$14.01 to $19.00	116,400	16.68	7.1	80,825	16.73

Outstanding at end of year	244,900	$14.07	5.4	209,325	$13.65

(12) CONTINGENCIES
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

(13) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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
The components of financial instruments with off-balance sheet risk at December 31, follow:

	Fixed	Variable
2006	Rate	Rate	Total

(In Thousands)
Financial instruments with contract amounts represent credit risk:
Unused commitments to extend credit:
Residential mortgages	$757	$—	$757
Home equity lines of credit	1,625	10,226	11,851
Personal lines of credit	145	—	145
Commercial real estate mortgage	27	33,839	33,866
Construction	—	42,559	42,559
Commercial loans	26	36,294	36,320

Total unused commitments	$2,580	$122,918	$125,498

Letters of credit and standby letters of credit	$—	$1,137	$1,137

	Fixed	Variable
2005	Rate	Rate	Total

(In Thousands)
Financial instruments with contract amounts represent credit risk:
Unused commitments to extend credit:
Residential mortgages	$1,126	$275	$1,401
Home equity lines of credit	813	8,371	9,184
Personal lines of credit	153	—	153
Commercial real estate mortgage	—	13,053	13,053
Construction	—	30,018	30,018
Commercial loans	272	18,702	18,974

Total unused commitments	$2,364	$70,419	$72,783

Letters of credit and standby letters of credit	$—	$798	$798

Forward commitments to sell mortgage loans	$472	$—	$472

Forward commitments to purchase investment security	$132	$—	$132

Forward commitments to sell mortgage loans are contracts which the Company enters into for the purpose of reducing the interest rate risk associated with originating loans held for sale. Risk may arise from the possible inability of the Company to originate loans to fulfill the contracts.
(14) FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
The fair values for cash and short-term investments approximate their carrying amounts because of the short maturity of these instruments. The fair values for investments available for sale and held to maturity are based on quoted bid prices received from securities dealers or third party pricing services. The fair value of stock in the Federal Home Loan Bank of Boston equals its carrying amount as reported in the balance sheet because this stock is redeemable only at par by the FHLBB. Loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of the loans. The fair values of demand deposit accounts, NOW accounts, savings accounts and money market investment accounts are equal to their respective carrying amounts since they are equal to the amounts payable on demand at the reporting date. Certificates of deposit and Federal Home Loan Bank advances are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar remaining maturities. The fair values of accrued interest receivable, mortgagors’ escrow accounts and accrued interest payable approximate their carrying amounts because of the short-term nature of these financial instruments. The majority of the Company’s commitments for unused lines and outstanding standby letters of credit and unadvanced portions of loans are at floating rates and, therefore, there is no fair value adjustment.
The estimated fair values of the Bank’s financial instruments at December 31, follow:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

(In Thousands)
Financial assets:
Cash and due from banks	$6,896	$6,896	$10,489	$10,489
Short-term investments	11,871	11,871	198	198
Investment securities	218,682	218,682	260,046	254,978
Federal Home Loan Bank stock	10,046	10,046	10,097	10,097
Accrued interest receivable	2,259	2,259	2,458	2,458
Loans, net	283,854	281,665	230,485	228,842
Financial liabilities:
Deposits	295,662	295,012	303,087	301,682
Borrowed funds	184,782	184,713	153,380	154,052
Mortgagors’ escrow accounts	586	586	506	506
Accrued interest payable	756	756	513	513

Off-balance sheet financial instruments generally have interest rates which reflect current market rates. Management has determined that the difference between the carrying and fair value of these instruments is not material.

(15) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS.
The condensed financial statements for LSB Corporation, referred to as the “Parent Company” for purposes of this Note only at and for the year ended December 31, follow:

Balance Sheets	2006	2005

(In Thousands)
Assets:
Cash deposits in subsidiaries	$1,897	$247
Investment securities held to maturity at amortized cost	—	2,881
Investment in subsidiary, at equity	56,194	56,615
Other assets	513	229

Total assets	$58,604	$59,972

Liabilities and Stockholders’ Equity:
Liabilities:
Accrued income taxes	$—	$25
Accrued expenses	73	25

Total liabilities	73	50

Total stockholders’ equity	58,531	59,922

Total liabilities and stockholders’ equity	$58,604	$59,972

Statements of Operations	2006	2005	2004

(In Thousands)
Dividends from bank subsidiary	$—	$1,800	$4,200
Interest income	106	103	21

Total operating income	106	1,903	4,221
Non-interest expenses	357	243	243

Income before income taxes and undistributed earnings	(251)	1,660	3,978
Income tax benefit	(88)	(48)	(63)

Income before undistributed earnings of subsidiary	(163)	1,708	4,041
Equity in undistributed earnings of subsidiary	289	2,449	639

Net income	$126	$4,157	$4,680

The Parent Company’s statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and therefore are not presented here.

Cash flows	2006	2005

(In Thousands)
Cash flows from operating activities:
Net income	$126	$4,157
Adjustments to reconcile net income to net cash provided by operating activities:
Net distributed earnings of subsidiaries	(289)	(2,449)
Increase in other assets	(284)	(217)
Increase in liabilities	23	(22)
Accretion of discounts on investment securities	(19)	(103)

Net cash (used) provided by operating activities	(443)	1,366

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	(32,882)
Proceeds from maturities of investment securities	2,900	33,100

Net cash provided by investing activities	2,900	218

Cash flows from financing activities:
Proceeds from exercise of stock options and tax benefits	1,735	723
Dividends paid	(2,542)	(2,484)

Net cash used in financing activities	(807)	(1,761)

Net (decrease) increase in cash and cash equivalents	1,650	(177)
Cash and cash equivalents, beginning of year	247	424

Cash and cash equivalents, end of year	$1,897	$247
Supplemental scheduled non-cash activities:
Adjustments to initially apply SFAS No. 158 on subsidiary	$450	$—

(16) Quarterly Results of Operations (Unaudited)

	2006
	March	June	September	December
	31	30	30	31

(In Thousands, Except Per Share Data)
Interest and dividend income	$6,535	$7,047	$7,553	$7,821
Interest expense	3,241	3,744	3,924	4,253

Net interest income	3,294	3,303	3,629	3,568
Provision for loan losses	—	30	30	100

Net interest income after provision for loan losses	3,294	3,273	3,599	3,468
Loss on sale of investments	—	(2,417) (1)	—	—
Curtailment gain on pension termination	—	—	—	602	(3)
Non-interest income	330	343	327	410
Non-interest expense	3,223	4,149 (2)	2,645	3,000

Income (loss) before income tax	401	(2,950)	1,281	1,480
Income tax expense(benefit)	141	(1,008)	473	480

Net income (loss)	$260	$(1,942)	$808	$1,000

Basic earnings per share	$0.06	$(0.43)	$0.18	$0.22
Diluted earnings per share	$0.06	$(0.42)	$0.18	$0.22

(1)	Includes losses of $2.4 million realized from a balance sheet restructuring of the investment portfolio.

(2)	Includes $800,000 in costs related to the name change of the Company’s subsidiary bank to RiverBank and former employee severance payments.

(3)	Includes a pre-tax gain of $602,000 due to the curtailment gain on the pension plan termination.

	2005
	March	June	September	December
	31	30	30	31

(In Thousands, Except Per Share Data)
Interest and dividend income	$6,109	$6,495	$6,467	$6,487
Interest expense	2,555	2,964	3,012	3,107

Net interest income	3,554	3,531	3,455	3,380
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	3,554	3,531	3,455	3,380
Non-interest income	365	387	381	432
Lawsuit judgment collected	—	—	—	2,223	(1)
Non-interest expense	2,581	2,760	2,507	3,296	(2)

Income before income tax	1,338	1,158	1,329	2,739
Income tax expense	479	400	472	1,056

Net income	$859	$758	$857	$1,683

Basic earnings per share	$0.20	$0.17	$0.19	$0.38
Diluted earnings per share	$0.19	$0.17	$0.19	$0.37

(1)	Includes the Bank’s receipt of a final distribution of $2.2 million from the bankruptcy processing of a debtor in December, 2005.

(2)	Includes expenses of $533,000 recognized for the contractual obligations to the former President and Chief Executive Officer due to changes in his employment agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Information regarding the Company’s change of accountants from KPMG LLP to Wolf & Company, P.C. required by Item 304 of Regulations S-K pursuant to Rule 14a-3 is incorporated by reference herein from the section in the Company’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders of the Company to be held May 1, 2007 (the “Proxy Statement”) entitled “Change of Independent Accountant.”
There were no disagreements or other reportable events of the type for which disclosure would be required under Item 304(b) of Regulation S-K.
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
There were no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the internal controls over financial reporting. See the Company’s “Report of Management Responsibility.”
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information required by Item 10 of this Form is incorporated by reference herein from those sections in the Company’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders of the Company to be held May 1, 2007 (the “Proxy Statement”) entitled “Information Regarding Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Professional Conduct.”
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

(1)	Financial Statements: The following Consolidated Financial Statements of LSB Corporation and Subsidiary for the year ended December 31, 2006 are included in Item 8 of Part II to this report:

Report of Management Responsibility

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None.

(3)	List of Exhibits: The following is a list of exhibits which are either filed or incorporated by reference as part of this annual report on Form 10-K. Upon request to Investors Relations, LSB Corporation, 30 Massachusetts Avenue, North Andover, MA 01845, copies of the individual exhibits will be furnished upon payment of a reasonable reproduction fee.

Exhibits:

Number	Description of Exhibit

(2)	Plan of Reorganization and Acquisition, dated as of March 12, 2001 between LSB Corporation and Lawrence Savings Bank (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)

(3)(i).1	Articles of Organization of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)

(3)(i).2	Articles of Amendment of the Articles of Organization of LSB Corporation, as submitted for filing in the Office of the Secretary of the Commonwealth of Massachusetts on December 30, 2005 (Filed as Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed January 6, 2006 and incorporated herein by reference)

(3)(ii)	By-Laws of LSB Corporation, as amended and restated (Filed as Exhibit 3(ii) to the Company’s 2004 Annual Report on Form 10-K and incorporated herein by reference)

(3)(iii)	Lawrence Savings Bank Certificate of Vote of Directors Establishing a Series of a Class of Stock (Filed as Exhibit 3(iii) to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)

(4.1)	Specimen certificate of shares of common stock of the Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)

(4.2)	Renewed Rights Agreement dated as of November 17, 2005, between LSB Corporation and Computershare Trust Company, N.A., as Rights Agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2006 and incorporated herein by reference)

(10.1)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1989 (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

Number	Description of Exhibit

(10.2)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1996 (Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.3)	Lawrence Savings Bank 1986 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.4)	Lawrence Savings Bank 1997 Stock Option Plan (Filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K filed July 2, 2001 and incorporated herein by reference)*

(10.5)	LSB Corporation 2006 Stock Option and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form S-8 filed on June 5, 2006)*

(10.6)	LSB Corporation’s Form of Restricted Stock Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 26, 2006 and incorporated herein by reference)*

(10.7)	LSB Corporation’s Form of Incentive Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 26, 2006 and incorporated herein by reference)*

(10.8)	LSB Corporation’s Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 26, 2006 and incorporated herein by reference)*

(10.9)	LSB Corporation and River Bank Employee Stock Ownership Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 19, 2007 and incorporated herein by reference)*

(10.10)	LSB Corporation and River Bank Special Termination Plan (Filed as Exhibit 10.1 to the Company’s Current Form 10-Q filed August 14, 2006 and incorporated herein by reference).*

(10.11)	LSB Corporation and River Bank Special Termination Agreement with Gerald T. Mulligan (Filed as Exhibit 10.2 to the Company’s Current Form 10-Q filed August 14, 2006 and incorporated herein by reference)*

(10.12)	LSB Corporation and River Bank Special Termination Agreement with Michael J. Ecker (Filed as Exhibit 10.3 to the Company’s Current Form 10-Q filed August 14, 2006 and incorporated herein by reference)*

(10.13)	LSB Corporation and River Bank Special Termination Agreement with Stephen B. Jones (Filed as Exhibit 10.4 to the Company’s Current Form 10-Q filed August 14, 2006 and incorporated herein by reference)*

(10.14)	LSB Corporation and River Bank Special Termination Agreement with Diane L. Walker (Filed as Exhibit 10.5 to the Company’s Current Form 10-Q filed August 14, 2006 and incorporated herein by reference)*

(13)	2006 Annual Report to Stockholders of LSB Corporation enclosed herein (furnished solely for the Commission’s information)

(14)	LSB Corporation and River Bank Code of Professional Conduct (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 20, 2006 and incorporated herein by reference)

(21)	Subsidiary of LSB Corporation and subsidiaries of River Bank

(23.1)	Consent of KPMG LLP

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
Financial Statement excluded from Annual Report to Stockholders:           None

*	Management contract or compensatory plan or arrangement

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

Signature	Title	Date

/s/ Gerald T. Mulligan Gerald T. Mulligan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2007

/s/ Diane L. Walker Diane L. Walker	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 22, 2007

/s/ Thomas J. Burke Thomas J. Burke	Chairman of the Board Director	March 22, 2007

/s/ Eugene A. Beliveau Eugene A. Beliveau	Director	March 22, 2007

/s/ Kathleen Boshar Reynolds Kathleen Boshar Reynolds	Director	March 22, 2007

/s/ Malcolm W. Brawn Malcolm W. Brawn	Director	March 22, 2007

/s/ Byron R. Cleveland, Jr. Byron R. Cleveland, Jr.	Director	March 22, 2007

/s/ Richard Hart Harrington Richard Hart Harrington	Director	March 22, 2007

/s/ Robert F. Hatem Robert F. Hatem	Director	March 22, 2007

/s/ Marsha A. McDonough Marsha A. McDonough	Director	March 22, 2007