Form 10-Q
period 2007-03-31
LSB CORP
filed 2007-05-11
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2007

Common Stock, par value $.10 per share	4,601,617 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
	(In thousands, except share data)
ASSETS

Assets:
Cash and due from banks	$7,150	$6,896
Federal funds sold	14,938	11,871

Total cash and cash equivalents	22,088	18,767

Investment securities available for sale (amortized cost of $216,119 in 2007 and $221,652 in 2006)	213,942	218,682
Federal Home Loan Bank stock, at cost	9,981	10,046
Loans, net of allowance for loan losses	303,350	283,854
Premises and equipment	3,603	3,807
Accrued interest receivable	2,465	2,259
Deferred income tax asset, net	3,310	3,606
Other assets	958	1,944

Total assets	$559,697	$542,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$307,620	295,662
Borrowed funds	189,246	184,782
Advance payments by borrowers for taxes and insurance	680	586
Other liabilities	2,912	3,404

Total liabilities	500,458	484,434

Stockholders’ equity:
Preferred stock, $.10 par value per share:
5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share;
20,000,000 shares authorized; 4,601,617 and 4,593,617 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	460	459
Additional paid-in capital	61,674	61,578
Accumulated deficit	(1,970)	(2,090)
Accumulated other comprehensive loss, net of tax	(925)	(1,416)

Total stockholders’ equity	59,239	58,531

Total liabilities and stockholders’ equity	$559,697	$542,965

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
	2007	2006
	(In thousands, except share data)

Interest and dividend income:
Loans	$5,298	$3,948
Investment securities available for sale	2,514	2,438
Federal Home Loan Bank stock	160	123
Short term interest income	121	26

Total interest and dividend income	8,093	6,535

Interest expense:
Deposits	2,213	1,547
Borrowed funds	2,106	1,694

Total interest expense	4,319	3,241

Net interest income	3,774	3,294

Provision for loan losses	60	—

Net interest income after provision for loan losses	3,714	3,294

Non-interest income:
Deposit account fees	186	209
Loan servicing fees, net	58	7
Gain on sales of mortgage loans, net	—	4
Other income	110	110

Total non-interest income	354	330

Non-interest expense:
Salaries and employee benefits	1,764	2,067
Occupancy and equipment expense	286	330
Data processing expense	281	233
Marketing expense	29	38
Professional expense	108	163
Other expense	390	392

Total non-interest expense	2,858	3,223

Income before income tax expense	1,210	401
Income tax expense	446	141

Net income	$764	$260

Average shares outstanding	4,598,128	4,496,013
Common stock equivalents	30,697	59,712

Average diluted shares outstanding	4,628,825	4,555,725

Basic earnings per share	$0.17	$0.06

Diluted earnings per share	$0.17	$0.06

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 AND THE
THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

			(Accumulated	Accumulated
		Additional	Deficit)/	Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity
	(In thousands, except per share data)

Balance at December 31, 2005	$446	$59,856	$326	$(706)	$59,922
Net income	—	—	126	—	126
Other comprehensive loss:
Unrealized loss on securities available for sale, net (tax effect $619)	—	—	—	(1,160)	(1,160)

Total comprehensive loss					(1,034)
Stock-based compensation	—	400	—	—	400
Exercise of stock options and tax benefit	13	1,322	—	—	1,335
Adjustment to initially apply SFAS No. 158, net of tax				450	450
Dividends declared and paid ($0.56 per share)	—	—	(2,542)	—	(2,542)

Balance at December 31, 2006	$459	$61,578	$(2,090)	$(1,416)	$58,531

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Loss	Equity
	(In thousands, except per share data)

Balance at December 31, 2006	$459	$61,578	$(2,090)	$(1,416)	$58,531
Net income	—	—	764	—	764
Other comprehensive income:
Unrealized gain on securities available for sale, net (tax effect $302)	—	—	—	491	491

Total comprehensive income					1,255
Stock-based compensation	—	7	—	—	7
Exercise of stock options and tax benefit	1	89	—	—	90
Dividends declared and paid ($0.14 per share)	—	—	(644)	—	(644)

Balance at March 31, 2007	$460	$61,674	$(1,970)	$(925)	$59,239

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$764	$260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	60	—
Gains on sales of mortgage loans, net	—	(4)
Net amortization of investment securities	12	332
Depreciation and amortization of premises and equipment	146	106
Loans originated for sale	—	(682)
Proceeds from sales of mortgage loans	—	998
Increase in accrued interest receivable	(206)	(467)
Deferred income tax benefit	(6)	(218)
Stock-based compensation	7	32
Decrease in other assets	986	101
Decrease in other liabilities	(492)	(360)

Net cash provided by operating activities	1,271	98

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	—	2,900
Purchases of investment securities available for sale	—	(27,600)
Redemption of FHLB stock	65	—
Principal payments of investment securities held to maturity	—	4,680
Principal payments of investment securities available for sale	5,521	943
Increase in loans, net	(19,556)	(8,083)
Reductions (purchases) of premises and equipment	58	(99)

Net cash used in investing activities	(13,912)	(27,259)

Cash flows from financing activities:
Net increase (decrease) in deposits	11,958	(156)
Additions to Federal Home Loan Bank advances	32,000	20,000
Payments on Federal Home Loan Bank advances	(10,035)	(5,240)
Net increase (decrease) in agreements to repurchase securities	1,499	(406)
Net (decrease) increase in other borrowed funds	(19,000)	14,000
Increase in advance payments by borrowers	94	178
Dividends paid	(644)	(628)
Proceeds from exercise of stock options	68	618
Excess tax benefit from exercise of stock options	22	57

Net cash provided by financing activities	15,962	28,423

Net increase in cash and cash equivalents	3,321	1,262
Cash and cash equivalents, beginning of period	18,767	10,687

Cash and cash equivalents, end of period	$22,088	$11,949

Cash paid during the period for:
Interest on deposits	$2,213	$1,547
Interest on borrowed funds	2,137	1,601
Income taxes	28	896
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)
1.	BASIS OF PRESENTATION
LSB Corporation (the “Corporation” or the “Company”) is a Massachusetts corporation and the holding company of its wholly-owned subsidiary River Bank (the “Bank”), a state-chartered Massachusetts savings bank organized in 1868. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank.
The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to $100,000 per account, as defined by the FDIC (except for certain retirement accounts which are insured up to $250,000), and the Depositors Insurance Fund (“DIF”) of Massachusetts, a private industry-sponsored insurer, for customer deposit amounts in excess of FDIC insurance limits. The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, River Bank, and the Bank’s wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. In the opinion of management, the accompanying Consolidated Financial Statements reflect all necessary adjustments consisting of normal recurring accruals for fair presentation. Certain amounts in prior periods have been re-classified to conform to the current presentation.
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
The interim results of consolidated income are not necessarily indicative of the results for any future interim period or for the entire year. These interim Consolidated Financial Statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
2.	EQUITY AWARDS
At March 31, 2007, there were no shares available for grant under either the 1986 Plan due to its expiration or the 1997 Plan due to all authorized awards previously being granted although subsequent forfeitures by former participants would allow an additional 10,425 options to be granted under the 1997 Plan. Under all plans, the option exercise price equals the fair market value on the date of grant. All options granted under the 1986 and 1997 Plans vested over three years from the date of grant and have ten-year contractual terms. All currently outstanding options granted under these plans expire between 2007 and 2015. All options granted under the 2006 Plan vest over two years from the date of grant and have seven-year contractual terms. Options granted in 2006 under the 2006 Plan expire in 2013. Restricted stock awards of 14,000 were granted during 2006 representing shares of stock granted with a transfer restriction of one year. These stock awards were fully vested upon grant and allow the receipt of dividends and voting rights on all shares. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares.
Cash received from stock option exercises for the three months ended March 31, 2007 and 2006 was approximately $68,000 and $618,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $22,000 and $57,000, respectively, for the three months ended March 31, 2007 and 2006. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the three months ended March 31, 2007 and 2006.

A summary of the status of the Company’s 2006 Plan, 1997 Plan and 1986 Plan for the three months ended March 31, 2007 is presented in the table below:

	2007
		Weighted	Wtd. Avg.
		Average	Remaining
	Option	Exercise	Contractual
	Shares	Price ($)	Term (years)

Balance, January 1	244,900	$14.07	5.4
Granted	—	—	—
Exercised	(8,000)	$8.52	5.2
Forfeited	—	—	—
Expired	—	—	—

Balance, March 31	236,900	$14.26	5.4

Options exercisable at March 31	214,800	$14.03	5.2
Weighted average grant date fair value of options granted	n/a	n/a
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on March 31, 2007 of $529,000, which would have been received by the option holders had all option holders exercised their options as of that date.
A summary of the status of the Company’s nonvested stock awards and stock options as of March 31, 2007 and changes during the three months then ended is presented in the table below:

Nonvested Shares Issued Under the Plans
	Stock Awards		Stock Options
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1, 2007	—	$—	35,575	$16.59
Granted	—	—	—	—
Vested	—	—	(13,475)	$16.77
Forfeited	—	—	—	—

Nonvested at March 31, 2007	—	$—	22,100	$16.47

3.	DEFINED BENEFIT PLAN
The Company terminated the Savings Bank Employees’ Retirement Association defined benefit plan (the “Plan”) effective on December 31, 2006. All assets of the Plan will be applied to the payment of the accrued benefit obligations and plan expenses in connection with the plan’s termination. No pension benefits accrued under the Plan as of the termination date will be reduced or forfeited in connection with the plan termination. In connection with the termination of the Plan, the Company froze future pension benefits effective December 31, 2006. As a result of that cessation of future pension benefits, the Company recognized a curtailment gain of $602,000 pre-tax, due to the reversal of the accrued pension liability recorded on the financial statements.
Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 which resulted in the recognition of the net gains or losses and prior service costs that had not yet been included in the net periodic benefits costs as components of the ending balance of accumulated other comprehensive income, net of tax. The Plan’s assets are distributed to Plan participants in the form of benefits. The Plan paid benefits of $2.0 million and $142,000 for the Plan years ended October 31, 2006 and 2005, respectively. The Company anticipates that the Plan will distribute all of its assets, or approximately $5.9 million in total, during the third quarter of 2007. As a result of the final distribution, the Company anticipates recording a settlement gain of approximately $750,000 during the third quarter of 2007.

4.	CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. During the quarter ended March 31, 2007, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
5.	RECENT ACCOUNTING PRONOUNCEMENTS
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years that begin after September 15, 2006. The adoption of SFAS 156 did not have a material impact on the Company’s financial statements.
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
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”) to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS 157 will have a material impact on the Company’s financial statements.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure certain financial assets and financial liabilities at fair value and amended FASB Statement No. 115, “Accounting for Investments in Debt and Equity Securities”. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting this statement on the Company’s financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this report, the Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Such forward-looking statements are expressions of management’s expectations as of the date of this report regarding future events or trends and which do not relate to historical matters. Such expectations may or may not be realized, depending on a number of variable factors, including but not limited to, changes in interest rates, general economic conditions, regulatory considerations and competition. For more information about these factors, please see our 2006 Annual Report on Form 10-K on file with the SEC, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As a result of such risk factors and uncertainties, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.

Critical Accounting Policies & Estimates
The Company has not changed its significant accounting and reporting policies from those disclosed in its 2006 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2006 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, deferred tax asset valuation and impairment of the investment portfolio. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates.
EXECUTIVE LEVEL OVERVIEW
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Management’s efforts are to increase the commercial loan portfolios, which include construction, commercial real estate and commercial loans. Management’s efforts for funding are to increase core deposit accounts, which are lower interest-bearing accounts. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Deposits and borrowings have short durations and the costs of these funds do not necessarily rise and fall concurrent with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to, credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function and review at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.
The provision for loan losses was $60,000 for the three months ended March 31, 2007 based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans.
Non-interest income includes gains and losses on sales of investment securities and various fees. Customers’ loan and deposit accounts generate various amounts of fee income depending on the product selected. The Company receives fee income from servicing loans that were sold in previous periods. Non-interest income is primarily impacted by the volume of customer transactions, which could change in response to changes in interest rates, pricing and competition.
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
The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company was able to achieve a 15% increase in the net interest income for the three months ended March 31, 2007 over the comparable period in 2006 due to the balance sheet restructuring undertaken in the second quarter of 2006 as well as the continued emphasis on increasing loan originations instead of lower-yielding investment securities.

FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $559.7 million at March 31, 2007 compared to $543.0 million at December 31, 2006. The increase in asset size at March 31, 2007 from December 31, 2006 reflected strong loan growth of $19.6 million since year end 2006 accompanied by a slight increase in Federal Funds sold of $3.1 million partially offset by a decline of $4.7 million in the investment portfolio from December, 2006.
Investments:
The investment securities portfolio totaled $213.9 million or 38.2% of total assets at March 31, 2007, compared to $218.7 million or 40.3% of total assets at December 31, 2006, a decrease of $4.7 million from year-end.
During the first quarter of 2007, approximately $5.5 million of investments available for sale paid down and the funds were reinvested in new loan originations. The Company intends to use the principal paydowns and maturities from the investment portfolio to fund future loan growth as a strategy to improve the Company’s net interest margin.
The net unrealized loss as of March 31, 2007 totaled $2.2 million, or $1.4 million net of taxes. The unrealized losses are attributable to changes in interest rates and a corresponding decline in fair value and are not related to credit quality, nor are they deemed to be other than temporarily impaired.
The following table reflects the components and carrying values of the investment securities portfolio at March 31, 2007 and December 31, 2006:

	3/31/07				12/31/06
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)
Investment securities available for sale:
U.S. treasury obligations	$5,601	$—	$(337)	$5,264	$5,605	$—	$(391)	$5,214
Federal agency bonds	780	10	(2)	788	839	10	(2)	847
Government-sponsored entities	34,739	2	(396)	34,345	34,871	4	(532)	34,343

U.S. treasury and Government sponsored entities	41,120	12	(735)	40,397	41,315	14	(925)	40,404

Mortgage-backed securities	95,322	676	(1,092)	94,906	98,608	606	(1,316)	97,898
Collateralized mortgage obligations	70,833	100	(1,149)	69,784	72,899	73	(1,417)	71,555

Collateralized mortgage obligations and mortgage-backed securities	166,155	776	(2,241)	164,690	171,507	679	(2,733)	169,453

Corporate obligations	7,330	74	(13)	7,391	7,316	50	(2)	7,364
Mutual funds	1,000	—	(50)	950	1,000	—	(53)	947
Equity securities	514	—	—	514	514	—	—	514

Corporate and other investment securities	8,844	74	(63)	8,855	8,830	50	(55)	8,825

Total investment securities available for sale	$216,119	$862	$(3,039)	$213,942	$221,652	$743	$(3,713)	$218,682

Loans:
Total loans increased $19.6 million to $307.7 million or 55.0% of total assets at March 31, 2007 versus $288.2 million or 53.1% of total assets at December 31, 2006. Retail loans, comprised primarily of residential mortgage loans, increased $101,000 during the first three months of 2007 while corporate loans, comprised mainly of construction and commercial real estate loans, increased $19.6 million during the same period. The loan growth has been experienced in all corporate loan categories and residential mortgage loans offset by slight declines in equity and consumer loans and reflects the continued interest in loan originations over investment purchases.

The following table reflects the loan portfolio at March 31, 2007 and December 31, 2006:

	3/31/07	12/31/06
	(In thousands)

Residential mortgage loans	$71,087	$69,876
Home equity lines and loans	19,639	20,339
Consumer loans	565	975

Total retail loans	91,291	91,190

Construction loans	51,345	43,283
Commercial real estate loans	149,779	142,820
Commercial loans	15,301	10,870

Total corporate loans	216,425	196,973

Total loans	307,716	288,163
Allowance for loan losses	(4,366)	(4,309)

Total loans, net	$303,350	$283,854

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three months ended March 31, 2007 and 2006:

	Three months ended
	3/31/07	3/31/06
	(In thousands)

Beginning balance	$4,309	$4,126
Provision charged to operations	60	—
Recoveries on loans previously charged-off	5	38
Loans charged-off	(8)	(4)

Ending balance	$4,366	$4,160

The allowance for loan losses increased modestly to $4.4 million at March 31, 2007 as compared to $4.3 million at December 31, 2006. However, the allowance for loan losses as a percent of total loans has decreased to 1.42% at March 31, 2007 down from 1.50% at December 31, 2006, due to an increase in total loans outstanding at March 31, 2007 compared to December 31, 2006. The Company considers the current level of the allowance for loan losses to be appropriate and adequate. The corporate loan portfolio did not have any loan charge-offs and delinquencies were low for the first quarter of 2007.
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
Risk Assets:
Risk assets consist of non-performing loans and other real estate owned (OREO). Non-performing loans consist of both loans 90 days or more past due and loans placed on non-accrual because full collection of the principal balance is in doubt. Other real estate owned is comprised of foreclosed properties where the Company has formally received title or has possession of the collateral.
Total risk assets were $94,000 and $1.1 million, respectively, at March 31, 2007 and December 31, 2006. All of the $1.1 million in impaired loans at December 31, 2006, had been measured using the fair value of the collateral method and did not require a related allowance. The Company had no impaired loans at March 31, 2007 or March 31, 2006. The increase in non-performing loans as of December 31, 2006 was primarily due to the deterioration of one borrower with multiple loans that were collateral dependent. This relationship was resolved in the first quarter of 2007 and paid in full.
The following table summarizes the Company’s risk assets at March 31, 2007, December 31, 2006 and March 31, 2006:

	3/31/07	12/31/06	3/31/06
	(Dollars in thousands)
Non-performing loans	$94	$1,057	$32
Other real estate owned	—	—	—

Total risk assets	$94	$1,057	$32

Risk assets as a percent of total loans	0.03%	0.37%	0.01%

Risk assets as a percent of total assets	0.02%	0.19%	0.01%

Deposits:
Total interest-bearing deposits amounted to $275.8 million at March 31, 2007 compared to $264.2 million at December 31, 2006, an increase of $11.6 million due primarily to an increase of $11.4 million in certificates of deposit. Non-interest bearing or demand deposit accounts increased slightly to $31.8 million at March 31, 2007, an increase of $361,000 from December 31, 2006. The increase in term certificates of deposit reflects the customers’ preference in achieving the highest yields possible as the rates paid on these accounts have increased in conjunction with the increases in interest rates coupled with an aggressive promotional campaign targeting new customers. Partially offsetting these increases was a decrease of $924,000 in savings accounts. Money market investment accounts and NOW accounts increased $1.1 million and $49,000, respectively, from December 31, 2006.
The following table reflects the components of the deposit portfolio at March 31, 2007 and December 31, 2006:

	3/31/07	12/31/06
	(In thousands)

NOW and super NOW accounts	$17,756	$17,707
Demand deposit accounts	31,785	31,424
Savings accounts	32,752	33,676
Money market investment accounts	74,223	73,163
Certificates of deposit	151,104	139,692

Total deposits	$307,620	$295,662

Borrowings:
Borrowings consist of long-term and short-term Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase. Total borrowings amounted to $189.2 million at March 31, 2007 compared to $184.8 million at December 31, 2006, an increase of $4.5 million. While the total borrowings increased since year-end, the mix of borrowings has shifted from a heavier reliance on short-term borrowings to longer-term advances. Short-term borrowings decreased $19.0 million from December 31, 2006 while long-term FHLB advances increased $22.0 million due to the availability of more favorable, longer term rates. The Company believes its borrowing position leaves the Company less vulnerable to rate fluctuations in the coming year.

The following table reflects the components of borrowings at March 31, 2007 and December 31, 2006:

	3/31/07	12/31/06
	(In thousands)

FHLB long-term advances	$165,484	$143,519
FHLB short-term borrowings	17,000	36,000
Customer repurchase agreements	6,762	5,263

Total borrowings	$189,246	$184,782

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
SUMMARY
The Company reported net income of $764,000, or $0.17 per diluted share, as compared to net income of $260,000, or $0.06 per diluted share, for the three months ended March 31, 2007 and 2006, respectively. The first quarter of 2007 experienced an increase in net income primarily due to a reduction in salary and benefit expenses resulting from costs of $373,000 associated with the resignation of two former executive officers in 2006 along with increases in net interest income of $480,000 and increases in non-interest income of $24,000.
Net Interest Income From Operations:
Net interest income for the three months ended March 31, 2007 increased by $480,000, or 14.6%, to $3.8 million from $3.3 million for the same period of 2006. The net interest rate spread increased to 2.30% for the three months ended March 31, 2007 versus 2.21% for the same period of 2006. Interest income for the three months ended March 31, 2007 increased $1.6 million primarily due to higher average loan balances and higher investment security and loan rates from the same period of 2006. Partially offsetting the increase in total interest income was a corresponding increase of $1.1 million in total interest expense primarily due to higher rates paid on deposits and borrowings and an increase in average deposit and borrowing balances. Another factor in the increase in the net interest margin to 2.88% versus 2.60% for the quarters ended March 31, 2007 and 2006, respectively, was due to the balance sheet restructuring undertaken in the second quarter of 2006.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended March 31, 2007 and 2006. Average loans include non-performing loans.

	Three months ended			Three months ended
	3/31/07			3/31/06
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$9,206	$121	5.33%	$2,346	$26	4.49%
U. S. treasury and Government- sponsored entities	40,367	392	3.94	102,361	807	3.20
Corporate and other investment securities	18,861	271	5.83	25,780	237	3.73
Collateralized mortgage obligations and mortgage- backed securities	167,070	2,011	4.88	145,084	1,517	4.24

Total investment securities	235,504	2,795	4.81	275,571	2,587	3.81

Loans:
Residential real estate	70,465	985	5.67	63,119	821	5.28
Equity	20,033	307	6.22	10,641	160	6.10
Consumer	911	16	7.12	532	8	6.10

Total retail loans	91,409	1,308	5.80	74,292	989	5.40

Construction	46,224	1,077	9.45	26,824	571	8.63
Commercial real estate	144,975	2,635	7.37	127,232	2,216	7.06
Commercial	13,591	278	8.30	9,057	172	7.70

Total corporate loans	204,790	3,990	7.90	163,113	2,959	7.36

Total loans	296,199	5,298	7.25	237,405	3,948	6.74

Total interest-earning assets	531,703	8,093	6.17%	512,976	6,535	5.17%

Allowance for loan losses	(4,327)			(4,147)
Other assets	16,286			17,471

Total assets	$543,662			$526,300

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$17,784	$8	0.18%	$36,387	$11	0.12%
Regular savings accounts	32,894	40	0.49	41,013	50	0.49
Money market investment accounts	73,405	524	2.90	79,849	430	2.18
Certificates of deposit and escrow	146,621	1,641	4.54	127,772	1,056	3.35

Total interest-bearing deposits	270,704	2,213	3.32	285,021	1,547	2.20

Borrowed funds:
Other borrowed funds	33,442	420	5.09	33,445	365	4.43
FHLB advances	148,752	1,686	4.60	125,776	1,329	4.29

Total borrowed funds	182,194	2,106	4.69	159,221	1,694	4.31

Total interest-bearing liabilities	452,898	4,319	3.87%	444,242	3,241	2.96%

Non-interest-bearing deposits	29,085			17,439
Other liabilities	3,714			4,794

Total liabilities	485,697			466,475
Stockholders’ equity	57,965			59,825

Total liabilities and stockholders’ equity	$543,662			$526,300

Net interest rate spread			2.30%			2.21%

Net interest income		$3,774			$3,294

Net interest margin on average earning assets			2.88%			2.60%

Interest Income:
Interest income increased $1.6 million, or 23.8%, during the first quarter of 2007 versus the same quarter in 2006, primarily attributable to a rise in average loan balances coupled with higher investment security rates.
Average loan interest rates increased 51 basis points from 6.74% to 7.25% during the first quarters of 2006 and 2007, respectively, contributing $242,000 to interest income. Average loan balances rose $58.8 million from $237.4 million in 2006 to $296.2 million in 2007 contributing $1.1 million to interest income.
Average investment security interest rates increased 100 basis points during the first quarter of 2007 from 3.81% in 2006 to 4.81% in 2007 adding $518,000 to interest income. Average investment security balances declined $40.1 million from $275.6 million in 2006 to $235.5 million in 2007 reducing interest income by $310,000.
Interest Expense:
Interest expense increased $1.1 million, or 33.3%, during the first quarter of 2007 from $3.2 million in the first quarter of 2006 to $4.3 million in the first quarter of 2007, primarily due to the rise in overall market interest rates experienced by both the deposit portfolio and borrowed funds position.
Average deposit interest rates increased 112 basis points from 2.20% to 3.32% in the first quarter of 2006 and 2007, respectively, contributing $548,000 to interest expense. Average interest-bearing deposit balances decreased by $14.3 million from $285.0 million in 2006 to $270.7 million in 2007, but a change in the mix resulting in a preference for higher costing certificates of deposit increased interest expense by $118,000.
Average borrowed funds interest rates increased 38 basis points from 4.31% in the first quarter of 2006 to 4.69% in the same quarter of 2007 resulting in a rise of $157,000 to interest expense, the majority of which, $102,000, related to longer term borrowed funding. Average borrowed fund balances rose $23.0 million, or 14.4%, from $159.2 million in 2006 to $182.2 million in 2007. This increase resulted in additional interest expense of $255,000 entirely due to an increase in longer term borrowed funds.
Provision for Loan Losses:
The provision for loan losses was $60,000 and zero for the three months ended March 31, 2007 and 2006, respectively. The provision of $60,000 in 2007 reflects management’s analysis of loan growth during the first quarter of 2007. The absence of a provision for loan losses in 2006 was based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The balance of the allowance for loan losses has grown to $4.4 million at March 31, 2007, from $4.2 million at March 31, 2006, respectively. The coverage of the allowance for loan losses has decreased to 1.42% at March 31, 2007 from 1.72% at March 31, 2006 due to the loan growth experienced during 2007 and 2006 which, combined with the low levels of non-performing and delinquent loans, led to management’s assessment of the allowance for loan losses being adequate as of March 31, 2007.
Non-Interest Income:
Non-interest income increased $24,000 for the three months ended March 31, 2007 compared to the same period in 2006, and totaled $354,000 and $330,000, respectively. The increase was primarily attributable to an increase in loan servicing fees. Loan servicing fees increased to $58,000 from $7,000 for the three months ended March 31, 2007 and 2006, respectively, due mainly to $29,000 in additional fee income on corporate loans recognized in 2007. Deposit account fees declined to $186,000 from $209,000 for the three months ended March 31, 2007 and 2006, respectively, due to a reduction in NOW account fees. Other income remained flat at $110,000 for both the three months ended March 31, 2007 and 2006, respectively.
Non-Interest Expense:
Non-interest expenses declined $365,000, or 11.3%, during the first quarter of 2007 to $2.9 versus $3.2 million for the same period of 2006. The majority of the decrease was attributable to a decrease in salary and employee benefits expenses of $303,000, or 14.7%, to $1.8 million in the first quarter of 2007 from $2.1 million in the first quarter of 2006. The decrease resulted from severance payments in the amount of $373,000 incurred with the resignation of two former executive officers in the first quarter of 2006, partially offset by merit raises. Occupancy and equipment expense decreased $44,000, or 13.3%, to $286,000 in the first quarter of 2007 from $330,000 in the same period of 2006. Data processing expenses increased $48,000, or 20.6%, to $281,000 in the first quarter of 2007 from $233,000 in 2006 due to an increase in computer software and license fees and service bureau charges. Marketing expenses decreased $9,000, or 23.7%, during the first quarter of 2007 to $29,000 from $38,000 in the first quarter of 2006 due to a decrease in advertising partially offset by an increase in direct mailings. Professional fees decreased $55,000, or 33.7%, to $108,000 in the first quarter of 2007 from $163,000 in the first quarter of 2006 due primarily to a decrease in audit and tax preparation fees. Other expenses decreased modestly to $390,000 in the first quarter of 2007 from $392,000 in the same period of 2006.
Income Taxes:
The Company reported an income tax expense of $446,000 for the three months ended March 31, 2007, for an effective income tax rate of 36.9%. This compares to an income tax expense of $141,000 for the three months ended March 31, 2006 or effective income tax rate of 35.2%. The increase in the effective tax rate in 2007 was due to the fact that a higher percentage of the taxable earnings was derived from the Bank. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable earnings within the group can change.
Liquidity and Capital Resources:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank did not pay a dividend to the Company in the first three months of 2007 or 2006. The Company made cash payments of dividends to shareholders in the amount of $644,000 and $628,000 in the first three months of 2007 and 2006, respectively.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank currently has a $5.0 million unsecured Federal funds line of credit with another institution. At March 31, 2007, the entire $11.8 million in available lines of credit was available.
The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio and the portion of the investment portfolio which meets FHLB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLB at March 31, 2007 was $237.0 million, of which $189.2 million had been borrowed.
At March 31, 2007, the Company’s stockholders’ equity was $59.2 million as compared to $58.5 million at December 31, 2006. The change during the first three months of 2007 occurred due to net income of $764,000, tax benefits associated with the exercise of stock options of $22,000, proceeds of $68,000 from the exercise of stock options and compensation expense relating to stock options of $7,000. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $644,000 and a $491,000 increase in the fair value of investment securities available for sale, net of taxes.
The Company’s leverage ratio at March 31, 2007 and December 31, 2006 was 11.02% and 11.18%, respectively. The Company’s and the Bank’s total risk based capital ratios were 16.12% and 15.73% at March 31, 2007, respectively, compared with 16.86% and 16.35% at December 31, 2006, respectively. The total risk based capital ratios declined from December 31, 2006 due to an increase in the total loan balance portfolio and in the total loan commitments. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Management believes there have been no material changes to the discussion under the sub-caption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2006 Annual Report on Form 10-K which is incorporated by reference.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Bank is involved in various legal proceedings incidental to its business. During the quarter ended March 31, 2007, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
ITEM 1A. RISK FACTORS
Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Stockholders was held on May 1, 2007. At the Annual meeting, Malcolm W. Brawn and Richard Hart Harrington were elected Class B Directors to serve until the 2010 Annual Meeting and until their successors are elected and qualified. The terms of Class A Directors Marsha A. McDonough and Kathleen Boshar Reynolds continue until the 2009 Annual Meeting and the terms of Class C Directors Eugene A. Beliveau, Byron R. Cleveland, Jr., Robert F. Hatem, and Gerald T. Mulligan continue until the 2008 Annual Meeting. Also at the Annual Meeting, the stockholders ratified the appointment of Wolf & Company, P.C. as the Company’s registered independent auditors for fiscal year 2007. A tabulation of the votes cast for, against or withheld and of the abstentions and broker non-votes as to each matter presented, including a separate tabulation with respect to each Director nominee, is set forth below:
     Proposal 1. Election of two Class B Directors for a three-year term.

Director Nominee	For	Withheld
Malcolm W. Brawn	4,058,539	187,671
Richard Hart Harrington	4,058,564	187,646
     Proposal 2. Ratification of Appointment of Wolf & Company, P.C.

For	4,215,266
Against	24,619
Abstain	6,325
ITEM 5. OTHER INFORMATION
Special Termination Agreements
The Company and the Bank have entered into a special termination agreement, effective May 10, 2007, with Teresa K. Flynn. The special termination agreement provides generally that if there is a “change in control” of the Company or the Bank, and if, at any time during the two-year period following the transaction, the officer’s employment is terminated for any reason (other than death or for cause, under certain circumstances), then the officer would be entitled to receive a lump-sum payment in an amount equal to approximately three times the officer’s average annual compensation over the five previous years of employment with the Company or the Bank

(or such shorter period in which the officer was employed). The special termination agreement also provides for a continuation of life, medical and disability coverage for a three-year period after the termination of employment.
A change in control for purposes of the special termination agreement will generally be deemed to include (i) the acquisition by a person or group of persons of beneficial ownership of 25% or more of the common stock of the Company, (ii) a majority of the Board of Directors of the Company no longer being comprised of incumbent directors for any reason, including a tender offer, proxy contest, merger or similar transaction, or (iii) certain business combinations (including a merger of equals), liquidations, or sale or other transactions as described in the agreement.
The foregoing description of the special termination agreement is qualified in its entirety by the terms of the special termination agreement, the form of which is filed as Exhibit 10.1 to this report.
ITEM 6. EXHIBITS

Number	Description

10.1	Special Termination Agreement between LSB Corporation and Teresa K. Flynn dated May 10, 2007.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION
May 11, 2007	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

May 11, 2007	/s/ Diane L. Walker
Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the three months ended March 31, 2007
EXHIBIT INDEX

10.1	Special Termination Agreement between LSB Corporation and Teresa K. Flynn dated May 10, 2007.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002