Form 10-Q
period 2007-06-30
LSB CORP
filed 2007-08-13
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2007

Common Stock, par value $.10 per share	4,585,917 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
	(In thousands, except share data)
ASSETS

Assets:
Cash and due from banks	$9,081	$6,896
Federal funds sold	14,762	11,871

Total cash and cash equivalents	23,843	18,767

Investment securities available for sale (amortized cost of $204,610 in 2007 and $221,652 in 2006)	200,167	218,682
Federal Home Loan Bank stock, at cost	10,185	10,046
Loans, net of allowance for loan losses	328,641	283,854
Premises and equipment	3,469	3,807
Accrued interest receivable	2,242	2,259
Deferred income tax asset, net	4,213	3,606
Bank-owned life insurance	5,005	—
Other assets	1,358	1,944

Total assets	$579,123	$542,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$314,712	$295,662
Borrowed funds	203,043	184,782
Advance payments by borrowers for taxes and insurance	577	586
Other liabilities	2,832	3,404

Total liabilities	521,164	484,434

Stockholders’ equity:
Preferred stock, $.10 par value per share: 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,596,617 and 4,593,617 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	460	459
Additional paid-in capital	61,569	61,578
Accumulated deficit	(1,782)	(2,090)
Accumulated other comprehensive loss, net of tax	(2,288)	(1,416)

Total stockholders’ equity	57,959	58,531

Total liabilities and stockholders’ equity	$579,123	$542,965

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30		June 30,
	2007	2006	2007	2006
	(In thousands, except share data)

Interest and dividend income:
Loans	$5,709	$4,277	$11,006	$8,226
Investment securities available for sale	2,445	2,661	4,959	5,100
Federal Home Loan Bank stock	167	8	327	131
Short term interest income	190	101	312	126

Total interest and dividend income	8,511	7,047	16,604	13,583

Interest expense:
Deposits	2,409	1,702	4,624	3,248
Borrowed funds	2,258	2,042	4,363	3,737

Total interest expense	4,667	3,744	8,987	6,985

Net interest income	3,844	3,303	7,617	6,598

Provision for loan losses	155	30	215	30

Net interest income after provision for loan losses	3,689	3,273	7,402	6,568

Non-interest income (loss):
Deposit account fees	251	189	437	398
Loan servicing fees, net	56	34	114	41
Gain on sales of mortgage loans, net	—	3	—	7
Loss on sales of investment securities	—	(2,417)	—	(2,417)
Other income	127	117	237	227

Total non-interest income (loss)	434	(2,074)	788	(1,744)

Non-interest expense:
Salaries and employee benefits	1,616	1,936	3,380	4,004
Occupancy and equipment expense	303	494	590	823
Data processing expense	244	263	525	496
Marketing expense	192	417	220	455
Professional expense	111	201	220	364
Other expense	408	838	796	1,231

Total non-interest expense	2,874	4,149	5,731	7,373

Income (loss) before income tax expense (benefit)	1,249	(2,950)	2,459	(2,549)
Income tax expense (benefit)	417	(1,008)	863	(867)

Net income (loss)	$832	$(1,942)	$1,596	$(1,682)

Average shares outstanding	4,602,331	4,539,834	4,600,241	4,518,045
Common stock equivalents	28,088	50,449	29,385	54,959

Average diluted shares outstanding	4,630,419	4,590,283	4,629,626	4,573,004

Basic earnings per share	$0.18	$(0.43)	$0.35	$(0.37)

Diluted earnings per share	$0.18	$(0.42)	$0.34	$(0.37)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 AND THE
SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

			(Accumulated	Accumulated
		Additional	Deficit)/	Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity
	(In thousands, except per share data)

Balance at December 31, 2005	$446	$59,856	$326	$(706)	$59,922
Net income	—	—	126	—	126
Other comprehensive loss:
Unrealized loss on securities available for sale, net (tax effect $619)	—	—	—	(1,160)	(1,160)

Total comprehensive loss					(1,034)
Stock-based compensation	—	400	—	—	400
Exercise of stock options and tax benefit	13	1,322	—	—	1,335
Adjustment to initially apply SFAS No. 158, net of tax				450	450
Dividends declared and paid ($0.56 per share)	—	—	(2,542)	—	(2,542)

Balance at December 31, 2006	$459	$61,578	$(2,090)	$(1,416)	$58,531

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Loss	Equity
	(In thousands, except per share data)

Balance at December 31, 2006	$459	$61,578	$(2,090)	$(1,416)	$58,531
Net income	—	—	1,596	—	1,596
Other comprehensive income:
Unrealized loss on securities available for sale, net (tax effect $601)	—	—	—	(872)	(872)

Total comprehensive income					724
Stock-based compensation	—	16	—	—	16
Common stock repurchase program	(1)	(153)	—	—	(154)
Exercise of stock options and tax benefit	2	128	—	—	130
Dividends declared and paid ($0.28 per share)	—	—	(1,288)	—	(1,288)

Balance at June 30, 2007	$460	$61,569	$(1,782)	$(2,288)	$57,959

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,596	$(1,682)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	215	30
Gains on sales of mortgage loans, net	—	(7)
Losses on sales of investment securities	—	2,417
Net amortization (accretion) of investment securities	(32)	562
Depreciation and amortization of premises and equipment	303	402
Loans originated for sale	—	(1,042)
Proceeds from sales of mortgage loans	—	1,521
Decrease in accrued interest receivable	17	436
Deferred income tax benefit	(6)	(704)
Stock-based compensation	16	64
Increase in cash surrender value on Bank-owned life insurance	(5)	—
Decrease (increase) in other assets	586	(647)
(Decrease) increase in other liabilities	(572)	562

Net cash provided by operating activities	2,118	1,912

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	—	2,900
Proceeds from maturities of investment securities available for sale	5,009	10,000
Sales of investment securities available for sale	—	78,457
Purchases of investment securities available for sale	(24)	(83,917)
Purchases of Bank-owned life insurance	(5,000)	—
Redemption of FHLB stock	65	738
Purchase FHLB stock	(204)	—
Principal payments of investment securities held to maturity	—	4,680
Principal payments of investment securities available for sale	12,089	6,638
Increase in loans, net	(45,002)	(13,836)
Reductions (purchases) of premises and equipment	35	(521)

Net cash provided by (used in) investing activities	(33,032)	5,139

Cash flows from financing activities:
Net increase in deposits	19,050	1,795
Additions to Federal Home Loan Bank advances	119,000	20,000
Payments on Federal Home Loan Bank advances	(70,071)	(50,273)
Net increase in agreements to repurchase securities	332	1,749
Net (decrease) increase in other borrowed funds	(31,000)	26,000
Decrease in advance payments by borrowers	(9)	(9)
Dividends paid	(1,288)	(1,264)
Proceeds from exercise of stock options	108	839
Excess tax benefit from exercise of stock options	22	57
Common stock repurchased	(154)	—

Net cash provided by (used in) financing activities	35,990	(1,106)

Net increase in cash and cash equivalents	5,076	5,945
Cash and cash equivalents, beginning of period	18,767	10,687

Cash and cash equivalents, end of period	$23,843	$16,632

Cash paid during the period for:
Interest on deposits	$4,624	$3,247
Interest on borrowed funds	4,363	3,773
Income taxes	863	891
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
The interim results of consolidated income (loss) are not necessarily indicative of the results for any future interim period or for the entire year. These interim Consolidated Financial Statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
2.	EQUITY AWARDS
At June 30, 2007, there were no shares available for grant under the 1986 Plan and 16,925 shares available for grant under the 1997 Plan due to stock option forfeitures by former participants. The available shares under the 1997 Plan expire in December 2007. Under all plans, the option exercise price equals the fair market value on the date of grant. All options granted under the 1986 and 1997 Plans vested over three years from the date of grant and have ten-year contractual terms. All currently outstanding options granted under these plans expire between 2007 and 2015. All options granted under the 2006 Plan vest over two years from the date of grant and have seven-year contractual terms. Options granted in 2006 under the 2006 Plan expire in 2013. Restricted stock awards were granted during 2006 representing 14,000 shares of stock granted with a transfer restriction of one year. These stock awards were fully vested upon grant and allow the receipt of dividends and voting rights on all shares. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares.
Cash received from stock option exercises for the six months ended June 30, 2007 and 2006 was approximately $108,000 and $839,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $22,000 and $57,000, respectively, for the six months ended June 30, 2007 and 2006. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the six months ended June 30, 2007 and 2006.

A summary of the status of the Company’s 2006 Plan, 1997 Plan and 1986 Plan for the six months ended June 30, 2007 is presented in the table below:

	2007
		Weighted	Wtd. Avg.
		Average	Remaining
	Option	Exercise	Contractual
	Shares	Price ($)	Term (years)

Balance, January 1	244,900	$14.07	5.4
Granted	—	—	—
Exercised	(12,300)	$8.73	2.1
Forfeited	(2,000)	$16.41	6.5
Expired	(6,500)	$16.77	0.0

Balance, June 30	224,100	$14.27	5.7

Options exercisable at June 30	203,600	$14.04	5.6
Weighted average grant date fair value of options granted	n/a	n/a
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on June 30, 2007 of $561,000, which would have been received by the option holders had all option holders exercised their options as of that date.
A summary of the status of the Company’s nonvested stock awards and stock options as of June 30, 2007 and changes during the six months then ended is presented in the table below:

	Nonvested Shares Issued Under the Plans
	Stock Awards		Stock Options
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1, 2007	—	$—	35,575	$16.59
Granted	—	—	—	—
Vested	—	—	(14,075)	$16.77
Forfeited	—	—	(1,000)	$16.41

Nonvested at June 30, 2007	—	$—	20,500	$16.48

3.	DEFINED BENEFIT PLAN
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
Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 which resulted in the recognition of the net gains or losses and prior service costs that had not yet been included in the net periodic benefits costs as components of the ending balance of accumulated other comprehensive income, net of tax. The Plan’s assets are distributed to Plan participants in the form of benefits. The Plan paid benefits of $2.0 million and $142,000 for the Plan years ended October 31, 2006 and 2005, respectively. The Company anticipates that the Plan will distribute all of its assets, or approximately $5.6 million in total, during the third and fourth quarter of 2007. Concurrent with the final distribution, the Company anticipates recording settlement gains of approximately $750,000.

4.	COMMON STOCK REPURCHASE PROGRAM
On April 26, 2007, the Company’s Board of Directors approved a common stock repurchase program. Under the program, which was effective immediately, the Company is authorized to repurchase up to 230,000 shares, or approximately 5% of the shares of Company common stock outstanding on that date. The Company expects to make open market or privately negotiated purchases from time to time and may use a plan that is intended to meet the requirements of SEC Rule 10b5-1 to enable stock repurchases to occur during periods when the trading window would otherwise be closed. The timing and amount of stock repurchases will depend upon market conditions, securities law limitations and other corporate considerations; the Company has placed no deadline on the duration of the repurchase program. The repurchase program may be modified, suspended, or terminated by the Board of Directors at any time.
During the quarter ended June 30, 2007, the Company repurchased 9,300 shares of common stock repurchased at a weighted average share price of $16.56.
5.	CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. During the quarter ended June 30, 2007, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
6.	RECENT ACCOUNTING PRONOUNCEMENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this report, the Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Such forward-looking statements are expressions of management’s expectations as of the date of this report regarding future events or trends and which do not relate to historical matters. Such expectations may or may not be realized, depending on a number of variable factors, including but not limited to, changes in interest rates, general economic conditions, regulatory considerations and competition. For more information about these factors, please see our 2006 Annual Report on Form 10-K on file with the SEC, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As a result of such risk factors and uncertainties, among others, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.
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
EXECUTIVE LEVEL OVERVIEW
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Management’s efforts in this area are to increase the commercial loan portfolios, which include construction, commercial real estate and commercial loans. Management’s efforts for funding are to increase core deposit accounts, which are lower interest-bearing accounts. Deposits and borrowings typically have short durations and the costs of these funds do not necessarily rise and fall concurrent with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to, credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function and review at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.
The provision for loan losses was $215,000 for the six months ended June 30, 2007 based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. During the comparable period of 2006, our provision for loan losses was $30,000. The increase in the provision during 2007 reflects management’s analysis of the growth in the loan portfolio.
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
The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company was able to achieve a 15% increase in the net interest income for the six months ended June 30, 2007 over the comparable period in 2006 due to the balance sheet restructuring undertaken in the second quarter of 2006 which resulted in a non-recurring charge of $2.4 million in that period as well as the continued emphasis on increasing loan originations instead of lower-yielding investment securities.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $579.1 million at June 30, 2007, compared to $543.0 million at December 31, 2006. The increase in asset size at June 30, 2007 from December 31, 2006 reflected strong loan growth of $45.0 million since year end 2006 partially offset by a decline of $18.5 million in the investment portfolio from December 31, 2006.
Investments:
The investment securities portfolio totaled $200.2 million or 34.6% of total assets at June 30, 2007, compared to $218.7 million or 40.3% of total assets at December 31, 2006, a decrease of $18.5 million from year-end.
During the first six months of 2007, $12.1 million of investments available for sale paid down while $5.0 million matured and the funds were reinvested in new loan originations. The Company intends to use the principal paydowns and maturities from the investment portfolio to fund future loan growth as a strategy to improve the Company’s net interest margin.
The net unrealized loss on securities available for sale as of June 30, 2007 totaled $4.4 million, or $2.3 million net of taxes. The unrealized losses are attributable to changes in interest rates and a corresponding decline in fair value and are not related to credit quality, nor are they deemed to be other than temporarily impaired.

The following table reflects the components and carrying values of the investment securities portfolio at June 30, 2007 and December 31, 2006:

	6/30/07				12/31/06
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)
Investment securities available for sale:
U.S. treasury obligations	$5,597	$—	$(424)	$5,173	$5,605	$—	$(391)	$5,214
Federal agency bonds	711	9	(2)	718	839	10	(2)	847
Government-sponsored entities	30,396	—	(345)	30,051	34,871	4	(532)	34,343

U.S. treasury and Government sponsored entities	36,704	9	(771)	35,942	41,315	14	(925)	40,404

Mortgage-backed securities	90,518	47	(2,111)	88,454	98,608	606	(1,316)	97,898
Collateralized mortgage obligations	68,531	37	(1,513)	67,055	72,899	73	(1,417)	71,555

Collateralized mortgage obligations and mortgage-backed securities	159,049	84	(3,624)	155,509	171,507	679	(2,733)	169,453

Corporate obligations	7,345	15	(89)	7,271	7,316	50	(2)	7,364
Mutual funds	1,000	—	(67)	933	1,000	—	(53)	947
Equity securities	512	—	—	512	514	—	—	514

Corporate and other investment securities	8,857	15	(156)	8,716	8,830	50	(55)	8,825

Total investment securities available for sale	$204,610	$108	$(4,551)	$200,167	$221,652	$743	$(3,713)	$218,682

Loans:
Total loans increased $45.0 million to $333.2 million and represented 57.5% of total assets at June 30, 2007 versus $288.2 million and 53.1%, respectively, of total assets at December 31, 2006. Retail loans, comprised primarily of residential mortgage loans, increased $1.6 million during the first six months of 2007 while corporate loans, comprised mainly of construction and commercial real estate loans, increased $43.3 million during the same period. The increase is due to loan growth experienced in all corporate loan categories, residential mortgage loans and equity loans partially offset by a slight decline in consumer loans, and reflects the continued strategic preference toward loan originations rather than investment security purchases.
The following table reflects the loan portfolio at June 30, 2007 and December 31, 2006:

	6/30/07	12/31/06
	(In thousands)

Residential mortgage loans	$71,422	$69,876
Home equity lines and loans	20,641	20,339
Consumer loans	775	975

Total retail loans	92,838	91,190

Construction loans	54,166	43,283
Commercial real estate loans	161,129	142,820
Commercial loans	25,025	10,870

Total corporate loans	240,320	196,973

Total loans	333,158	288,163
Allowance for loan losses	(4,517)	(4,309)

Total loans, net	$328,641	$283,854

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three months and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	6/30/07	6/30/06	6/30/07	6/30/06
	(In thousands)

Beginning balance	$4,366	$4,160	$4,309	$4,126
Provision charged to operations	155	30	215	30
Recoveries on loans previously charged-off	2	2	7	40
Loans charged-off	(6)	(8)	(14)	(12)

Ending balance	$4,517	$4,184	$4,517	$4,184

The allowance for loan losses increased modestly to $4.5 million at June 30, 2007 as compared to $4.3 million at December 31, 2006. However, the allowance for loan losses as a percent of total loans has decreased to 1.36% at June 30, 2007 down from 1.50% at December 31, 2006, due to an increase in total loans outstanding at June 30, 2007 compared to December 31, 2006. The Company considers the current level of the allowance for loan losses to be appropriate and adequate. The corporate loan portfolio did not have any loan charge-offs and delinquencies were low at March 31, 2007 and June 30, 2007.
The amount of the allowance for loan losses reflects management’s assessment of estimated credit quality and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral values on a loan by loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing allowance levels. Management believes the allowance level is adequate to absorb the estimated credit losses inherent in the loan portfolio. The allowance for loan losses reflects information available to management at the end of each period.
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
Total risk assets were $153,000 and $1.0 million, respectively, at June 30, 2007 and December 31, 2006. Impaired loans totaled $747,000 and $1.0 million, respectively, at June 30, 2007 and December 31, 2006. All of the $747,000 and $1.1 million in impaired loans at June 30, 2007 and December 31, 2006, respectively, had been measured using the fair value of the collateral method and did not require a related allowance. The decrease in non-performing loans since December 31, 2006 was primarily due to the resolution and payment in full of multiple loans to one borrower that were collateral dependent during the first quarter of 2007. The Company had no impaired loans at June 30, 2006.
The following table summarizes the Company’s risk assets at June 30, 2007, December 31, 2006 and June 30, 2006:

	6/30/07	12/31/06	6/30/06
	(Dollars in thousands)
Non-performing loans	$153	$1,057	$92
Other real estate owned	—	—	—

Total risk assets	$153	$1,057	$92

Risk assets as a percent of total loans	0.05%	0.37%	0.04%

Risk assets as a percent of total assets	0.03%	0.19%	0.02%

Deposits:
Total interest-bearing deposits amounted to $282.7 million at June 30, 2007, compared to $264.2 million at December 31, 2006, an increase of $18.4 million due to an increase of $18.4 million in certificates of deposit. Non-interest bearing or demand deposit accounts increased slightly to $32.1 million at June 30, 2007, an increase of $635,000 from December 31, 2006. The increase in term certificates of deposit reflects the customers’ preference in achieving the highest yields possible as the rates paid on these accounts have increased in conjunction with the increases in interest rates coupled with an aggressive promotional campaign targeting new customers. Partially offsetting these increases was a decrease of $2.2 million in savings accounts. Money market accounts and NOW accounts increased $1.3 million and $853,000, respectively, from December 31, 2006.
The following table reflects the components of the deposit portfolio at June 30, 2007 and December 31, 2006:

	6/30/07	12/31/06
	(In thousands)

NOW and super NOW accounts	$18,560	$17,707
Demand deposit accounts	32,059	31,424
Savings accounts	31,487	33,676
Money market accounts	74,484	73,163
Certificates of deposit	158,122	139,692

Total deposits	$314,712	$295,662

Borrowings:
Borrowings consist of long-term and short-term Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase. Total borrowings amounted to $203.0 million at June 30, 2007, compared to $184.8 million at December 31, 2006, an increase of $18.3 million. While the total borrowings increased since year-end, the mix of borrowings has shifted from a heavier reliance on short-term borrowings to longer-term advances. Short-term borrowings decreased $31.0 million from December 31, 2006, while long-term FHLB advances increased $48.9 million due to the availability of more favorable, longer term rates. The Company believes its borrowing position leaves the Company less vulnerable to rate fluctuations in the coming year.
The following table reflects the components of borrowings at June 30, 2007 and December 31, 2006:

	6/30/07	12/31/06
	(In thousands)

FHLB long-term advances	$192,448	$143,519
FHLB short-term borrowings	5,000	36,000
Customer repurchase agreements	5,595	5,263

Total borrowings	$203,043	$184,782

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
SUMMARY
The Company reported net income of $832,000, or $0.18 per diluted share, as compared to a net loss of $1.9 million, or $(0.42) per diluted share, for the three months ended June 30, 2007 and 2006, respectively. The second quarter of 2007 experienced an increase in net income primarily due to the balance sheet restructuring in the second quarter of 2006 whereby $80 million of investment securities were sold at a pre-tax loss of $2.4 million (after tax charge of $1.6 million), or $0.35 per diluted share. Other non-recurring costs in 2006 relating to the name change of the Company’s subsidiary bank, the flood at the Corporation’s headquarters, and certain severance payments to employees recognized in 2006 also contributed to the increase in net income in 2007 as compared to 2006.

Net Interest Income From Operations:
Net interest income for the three months ended June 30, 2007 increased by $541,000, or 16.4%, to $3.8 million from $3.3 million for the same period of 2006. The net interest rate spread increased to 2.24% for the three months ended June 30, 2007 versus 2.16% for the same period of 2006. Interest income for the three months ended June 30, 2007 increased $1.5 million primarily due to higher average loan balances and higher investment security and loan rates compared to the same period of 2006. Partially offsetting the increase in total interest income was an increase of $923,000 in total interest expense primarily due to higher rates paid on deposits and an increase in average deposit and borrowing balances. Another factor in the increase in the net interest margin to 2.81% versus 2.54% for the quarters ended June 30, 2007 and 2006, respectively, was due to the balance sheet restructuring undertaken in the second quarter of 2006.
Interest Income:
Interest income increased $1.5 million, or 20.8%, during the second quarter of 2007 versus the same quarter in 2006, primarily attributable to a rise in average loan balances coupled with higher investment security rates.
Average loan interest rates increased 27 basis points from 6.97% to 7.24% during the second quarters of 2006 and 2007, respectively, contributing $85,000 to interest income. Average loan balances rose $70.5 million from $246.0 million in 2006 to $316.4 million in 2007 contributing $1.3 million to interest income.
Average investment security interest rates increased 80 basis points during the second quarter of 2007 from 4.03% in 2006 to 4.83% in 2007 adding $397,000 to interest income. Average investment security balances declined $42.7 million from $275.5 million in 2006 to $232.8 million in 2007 reducing interest income by $365,000.
Interest Expense:
Interest expense increased $923,000, or 24.7%, during the second quarter of 2007 from $3.7 million in the second quarter of 2006 to $4.7 million in the second quarter of 2007, primarily due to the rise in overall market interest rates experienced by the deposit portfolio coupled with increases in average deposit and average borrowed funds volumes.
Average deposit interest rates increased 110 basis points from 2.39% to 3.49% in the second quarter of 2006 and 2007, respectively, contributing $546,000 to interest expense. Average interest-bearing deposit balances decreased by $9.2 million from $285.8 million in 2006 to $276.6 million in 2007, but a change in the mix resulting in a preference for higher costing certificates of deposit increased interest expense by $161,000.
Average borrowed funds interest rates increased 1 basis point from 4.67% in the second quarter of 2006 to 4.68% in the same quarter of 2007 resulting in a rise of $3,000 to interest expense. Average borrowed fund balances rose $18.3 million, or 10.4%, from $175.2 million in 2006 to $193.5 million in 2007. This increase resulted in additional interest expense of $213,000 due to an increase in longer term borrowed funds.
Provision for Loan Losses:
The provision for loan losses was $155,000 and $30,000 for the three months ended June 30, 2007 and 2006, respectively. The provisions in 2007 and 2006 reflect management’s analysis of loan growth during the second quarter of 2007 and 2006. The balance of the allowance for loan losses has grown to $4.5 million at June 30, 2007, from $4.2 million at June 30, 2006, respectively. The coverage of the allowance for loan losses has decreased to 1.36% at June 30, 2007 from 1.69% at June 30, 2006 due to the loan growth experienced during 2007 and 2006 which, combined with the low levels of non-performing and delinquent loans, led to management’s assessment of the allowance for loan losses being adequate as of June 30, 2007.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended June 30, 2007 and 2006. Average loans include non-performing loans.

	Three months ended			Three months ended
	6/30/07			6/30/06
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$14,603	$190	5.22%	$7,971	$101	5.08%
U. S. treasury and Government- sponsored entities	37,732	370	3.93	81,359	673	3.32
Corporate and other investment securities	18,876	280	5.95	25,092	153	2.45
Collateralized mortgage obligations and mortgage- backed securities	161,599	1,962	4.87	161,109	1,843	4.59

Total investment securities	232,810	2,802	4.83	275,531	2,770	4.03

Loans:
Residential real estate	71,270	1,003	5.64	64,002	875	5.48
Equity	20,187	322	6.40	11,081	173	6.26
Consumer	849	14	6.61	550	9	6.56

Total retail loans	92,306	1,339	5.82	75,633	1,057	5.61

Construction	53,210	1,225	9.23	33,240	753	9.09
Commercial real estate	152,448	2,770	7.29	128,832	2,301	7.16
Commercial	18,465	375	8.15	8,259	166	8.06

Total corporate loans	224,123	4,370	7.82	170,331	3,220	7.58

Total loans	316,429	5,709	7.24	245,964	4,277	6.97

Total interest-earning assets	549,239	8,511	6.22%	521,495	7,047	5.42%

Allowance for loan losses	(4,401)			(4,174)
Other assets	16,742			22,190

Total assets	$561,580			$539,511

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$18,567	$8	0.17%	$35,544	$11	0.12%
Regular savings accounts	31,848	39	0.49	39,442	49	0.50
Money market investment accounts	73,849	557	3.03	79,102	443	2.25
Certificates of deposit and escrow	152,343	1,805	4.75	131,735	1,199	3.65

Total interest-bearing deposits	276.607	2,409	3.49	285,823	1,702	2.39

Borrowed funds:
Short-term borrowed funds	13,847	161	4.66	58,341	711	4.89
Long-term FHLB advances	179,658	2,097	4.68	116,874	1,331	4.57

Total borrowed funds	193,505	2,258	4.68	175,215	2,042	4.67

Total interest-bearing liabilities	470,112	4,667	3.98%	461,038	3,744	3.26%

Non-interest-bearing deposits	29,809			17,202
Other liabilities	2,873			4,512

Total liabilities	502,794			482,752
Stockholders’ equity	58,786			56,759

Total liabilities and stockholders’ equity	$561,580			$539,511

Net interest rate spread			2.24%			2.16%

Net interest income		$3,844			$3,303

Net interest margin on average earning assets			2.81%			2.54%

Non-Interest Income (Loss):
Non-interest income increased $2.5 million for the three months ended June 30, 2007 compared to the same period in 2006, and totaled $434,000 in 2007 while amounting to a loss of $2.1 million in 2006. The increase was primarily attributable to the absence of a loss on sale of investment securities in 2007 versus a loss of $2.4 million in 2006 on low-yielding investment securities. Deposit account fees increased to $251,000 from $189,000 for the three months ended June 30, 2007 and 2006, respectively, due mainly to an increase of $62,000 in overdraft fees. Loan servicing fees increased to $56,000 from $34,000 for the three months ended June 30, 2007 and 2006, respectively. Other income increased to $127,000 from $117,000 for the three months ended June 30, 2007 and 2006, respectively. During the third and fourth quarters of 2007, it is anticipated that the Company will distribute the remaining assets of its defined benefit pension plan of approximately $5.6 million and record settlement gains of approximately $750.000.
Non-Interest Expense:
Non-interest expenses declined $1.3 million, or 30.7%, during the second quarter of 2007 to $2.9 million versus $4.1 million for the same period of 2006. The majority of the decrease was attributable to a decrease in salary and employee benefits expenses of $320,000, or 16.5%, to $1.6 million in the second quarter of 2007 from $1.9 million in the second quarter of 2006. The decrease resulted from primarily a reduction in the number of employees coupled with a reduction in benefit costs. Occupancy and equipment expense decreased $191,000, or 38.7%, to $303,000 in the second quarter of 2007 from $494,000 in the same period of 2006 due mainly to accelerated depreciation recognized in 2006 on obsolete fixed assets and damaged equipment resulting from a flood at the corporate headquarters. Data processing expenses decreased $19,000, or 7.2%, to $244,000 in the second quarter of 2007 from $263,000 in 2006 due to a decrease in computer repairs and maintenance. Marketing expenses decreased $225,000, or 54.0%, during the second quarter of 2007 to $192,000 from $417,000 in the second quarter of 2006 due to a decrease in name change expenses relating to the company’s subsidiary Bank. Professional fees decreased $90,000, or 44.8%, to $111,000 in the second quarter of 2007 from $201,000 in the second quarter of 2006 due primarily to a decrease in consulting fees. Other expenses decreased $430,000 to $408,000 in the second quarter of 2007 from $838,000 in the same period of 2006 due primarily to $250,000 in non-recurring name change expenses incurred in 2006.
Income Taxes:
The Company reported an income tax expense of $417,000 for the three months ended June 30, 2007, for an effective income tax rate of 33.4%. This compares to an income tax benefit of $1.0 million for the three months ended June 30, 2006 or an effective income tax rate of 34.2%. The increase in the effective tax rate in 2007 was due to a higher percentage of the taxable earnings being derived from the Bank. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable earnings within the group can change.
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
SUMMARY
The Company reported net income of $1.6 million, or $0.34 per diluted share, as compared to a net loss of $1.7 million, or $(0.37) per diluted share, for the six months ended June 30, 2007 and 2006, respectively. The second quarter of 2007 experienced an increase in net income primarily due to non-recurring expenses including the balance sheet restructuring in the second quarter of 2006, name change costs of the Company’s subsidiary bank, costs associated with the flood of the Company’s headquarters and severance payments to former executives, all of which were incurred in 2006.
Net Interest Income From Operations:
Net interest income for the six months ended June 30, 2007 increased by $1.0 million, or 15.4%, to $7.6 million from $6.6 million for the same period of 2006. The net interest rate spread increased to 2.26% for the six months ended June 30, 2007 versus 2.19% for the same period of 2006. Interest income for the six months ended June 30, 2007 increased $3.0 million, primarily due to higher average loan balances and higher investment security and loan rates from the same period of 2006. Partially offsetting the increase in total interest income was a corresponding increase of $2.0 million in total interest expense, primarily due to higher rates paid on deposits and borrowings and an increase in average deposit and borrowing balances. Another factor in the increase in the net interest margin to 2.84% versus 2.57% for the quarters ended June 30, 2007 and 2006, respectively, was due to the balance sheet restructuring undertaken in the second quarter of 2006.
Interest Income:
Interest income rose $3.0 million, or 22.2%, during the six months ended June 30, 2007 versus the same period in 2006, mainly attributable to a rise in average loan volumes coupled with higher investment security and loan rates.
Average loan interest rates increased 38 basis points from 6.86% to 7.24% during the six months ended June 30, 2006 and 2007, respectively, contributing $322,000 to interest income. Average loan balances rose $64.7 million from $241.7 million in 2006 to $306.4 million in 2007 contributing $2.5 million to interest income.
Average investment security interest rates increased 90 basis points during the first six months of 2007 from 3.92% in 2006 to 4.82% in 2007 adding $912,000 to interest income. Average investment security balances declined $41.4 million from $275.6 million in 2006 to $234.2 million in 2007 reducing interest income by $671,000.
Interest Expense:
Interest expense increased $2.0 million, or 28.7%, to $9.0 million during the first six months of 2007 from $7.0 million in the same period of 2006 primarily due to the rise in interest rates paid on average deposits coupled with higher average borrowed funds balances.
Average deposit interest rates rose 112 basis points from 2.29% to 3.41% in the first six months of 2006 and 2007, respectively, contributing $1.1 million to interest expense. Average interest-bearing deposit balances decreased by $11.8 million from $285.4 million in 2006 to $273.7 million in 2007, while interest expense increased by $278,000 due to a change in the deposit mix and customers’ preferences for higher yielding certificates of deposit.
Average borrowed funds interest rates increased 17 basis points from 4.51% in the six months ended of 2006 to 4.68% in the same quarter of 2007 resulting in a rise of $190,000 to interest expense, the majority of which, $137,000, related to longer-term borrowed funding. Average borrowed fund balances rose $20.6 million or 12.3% from $167.3 million in 2006 to $187.9 million in 2007. This increase contributed $436,000 to the interest expense primarily due to $984,000 longer-term borrowed funds interest expense which was partially offset by a reduction of $548,000 in short-term borrowed funds interest expense.
Provision for Loan Losses:
The provision for loan losses was $215,000 and $30,000 for the six months ended June 30, 2007 and 2006, respectively. The provisions in 2007 and 2006 reflect management’s assessment of the adequacy of the allowance based upon management’s analysis of the Bank’s loan portfolio, loan growth during 2007 and 2006 and the level of non-performing loans.
Non-Interest Income (Loss):
Non-interest income increased to $788,000 for the six months ended June 30, 2007 compared to a loss of $1.7 million in the same period of 2006. The increase was primarily attributable to a loss on sales of low yielding investments securities totaling $2.4 million due to the balance sheet restructuring recognized in 2006. Loan servicing fees increased to $114,000 from $41,000 in 2006 primarily due to a reduction in amortization on mortgage servicing rights (“MSR”) and additional fee income received on corporate loans. Deposit account fees increased to $437,000 from $398,000, respectively, in 2007 and 2006 primarily due to an increase in overdraft fees. Loss on sale of investment securities totaled $2.4 million in 2006 as low yielding investment securities were sold. Gains on sales of mortgage loans totaled $7,000 in 2006 and $0 in 2007 as the Bank retained all of its originated loans. Other income remained flat at $237,000 and $227,000, respectively in 2007 versus 2006.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the six months ended June 30, 2007 and 2006. Average loans include non-performing loans.

	Six months ended			Six months ended
	6/30/07			6/30/06
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate

			(Dollars in thousands)

ASSETS
Investment securities:
Short-term investments	$11,920	$312	5.28%	$5,173	$126	4.91%
U. S. Treasury and Government- sponsored entities	39,042	762	3.94	91,801	1,480	3.25
Corporate and municipal bonds and other securities	18,869	552	5.90	25,435	390	3.09
Collateralized mortgage obligations and mortgage- backed securities	164,319	3,972	4.87	153,141	3,361	4.43

Total investment securities	234,150	5,598	4.82	275,550	5,357	3.92

Loans:
Residential real estate	70,870	1,988	5.66	63,563	1,696	5.38
Equity	20,110	629	6.31	10,862	333	6.18
Consumer	880	30	6.87	541	17	6.34

Total retail loans	91,860	2,647	5.81	74,966	2,046	5.50

Construction	49,736	2,303	9.34	30,050	1,324	8.89
Commercial real estate	148,733	5,402	7.32	128,036	4,518	7.12
Commercial	16,041	654	8.22	8,656	338	7.87

Total corporate loans	214,510	8,359	7.86	166,742	6,180	7.47

Total loans	306,370	11,006	7.24	241,708	8,226	6.86

Total interest-earning assets	540,520	16,604	6.19%	517,258	13,583	5.30%

Allowance for loan losses	(4,364)			(4,160)
Other assets	16,513			19,686

Total assets	$552,669			$532,784

Liabilities and Stockholders’ Equity

Deposits:
NOW and Super NOW accounts	$18,178	$16	0.18%	$35,963	$22	0.12%
Regular savings accounts	32,368	80	0.50	40,223	99	0.50
Money market investment accounts	73,628	1,082	2.96	79,473	873	2.22
Certificates of deposit and escrow	149,497	3,446	4.65	129,765	2,254	3.50

Total interest bearing deposits	273,671	4,624	3.41	285,424	3,248	2.29

Borrowed funds:
Short-term borrowed funds	23,590	581	4.97	45,962	1,076	4.72
Long-term FHLB Advances	164,291	3,782	4.64	121,300	2,661	4.42

Total borrowed funds	187,881	4,363	4.68	167,262	3,737	4.51

Total interest bearing liabilities	461,552	8,987	3.93%	452,686	6,985	3.11%

Non-interest bearing deposits	29,449			17,320
Other liabilities	3,290			4,494

Total liabilities	494,291			474,500
Stockholders’ equity	58,378			58,284

Total liabilities and stockholders’ equity	$552,669			$532,784

Net interest rate spread			2.26%			2.19%

Net interest income		$7,617			$6,598

Net interest margin on average earning assets			2.84%			2.57%

Non-Interest Expense:
Non-interest expenses declined $1.6 million, or 22.3%, during 2007 to $5.7 million in the first six months of 2007 versus $7.4 million for the same period of 2006. Contributing to this increase were costs associated with the name change of the Company’s subsidiary bank to River Bank and severance payments to former employees incurred in 2006. There was a decrease of $624,000, or 15.6%, in salaries and employee benefits to $3.4 million from $4.0 million primarily due to costs incurred in 2006 of $582,000 incurred with former employee severance payments and $64,000 in conjunction with the adoption of SFAS 123R by the Company on stock options as well as decreases in the number of Bank employees in 2007 combined with increased employee contributions towards their medical insurance coverage in 2007. Occupancy and equipment expenses decreased $233,000, or 28.3%, to $590,000 in the first six months of 2007 from $823,000 in the same period of 2006 primarily due to costs incurred in 2006 relating to accelerated deprecation of $197,000 on damaged property and equipment and obsolete fixed assets and an increase of $115,000 in repairs and maintenance. The majority of the repairs pertain to costs of $81,000 incurred in the remediation of a small environment issue at one of the Bank’s branch locations. Data processing expenses increased to $525,000 in 2007 from $496,000 in 2006 due to an increase of $49,000 in computer software and license fees and $30,000 in service bureau charges partially offset by a decrease of $43,000 in computer repairs and maintenance. Marketing expenses decreased $235,000, or 51.6%, during 2007 due to $335,000 in marketing and promotional expenses relating to the name change of the Company’s subsidiary bank incurred in 2006. Professional fees decreased $144,000 to $220,000 in 2007 from $364,000 in 2006’s first six months due to a decrease in consulting, audit and tax preparation fees due to the name change and tax reporting year-end changes during 2006. Other expenses decreased $435,000, or 35.3%, to $796,000 from $1.2 million, respectively, for the six months ended 2007 and 2006 due to costs incurred in 2006 associated with the subsidiary bank name change of $250,000, costs of $71,000 incurred as a result of the flood of the corporate headquarters in May 2006 and an increase of $80,000 in stockholder’s related expenses resulting from the adoption of the shareholder rights plan as well as the 2006 Stock Option Plan.
Income Taxes:
The Company reported an income tax expense of $863,000 for the six months ended June 30, 2007, resulting in an effective income tax benefit rate of 35.0%. This compares to an income tax benefit of $867,000 for the six months ended June 30, 2006 or an effective income tax rate of 34.0%. Income tax expense increased $1.7 million for the first six months of 2007 versus the same period of 2006 primarily due to an increase in taxable earnings within the consolidated group. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable income within the group can change.
LIQUIDITY AND CAPITAL RESOURCES:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank paid $750,000 in dividends to the Company in the first six months of 2007. The Bank did not pay a dividend to the Company in the first six months of 2006.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $6.8 million with the FHLB. The Bank currently has a $5.0 million unsecured Federal funds line of credit with another financial institution. At June 30, 2007, the entire $11.8 million in available lines of credit was available.
The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio and the portion of the investment portfolio that meets FHLB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLB at June 30, 2007 was $223.5 million, of which $197.4 million had been borrowed.

On April 26, 2007, the Company announced a common stock repurchase program to purchase up to 230,000 shares of Company stock. As of June 30, 2007, the Company had purchased 9,300 shares of Company stock at a weighted average price per share of $16.56, for a total cost of $154,000. Subsequently, the Company purchased an additional 10,700 shares of Company stock in July, 2007, at a weighted average price per share of $16.62, for a total cost of $178,000.
At June 30, 2007, the Company’s stockholders’ equity was $58.0 million as compared to $58.5 million at December 31, 2006. The change during the first six months of 2007 occurred due to net income of $1.6 million, tax benefits associated with the exercise of stock options of $22,000, proceeds of $108,000 from the exercise of stock options and compensation expense relating to stock options of $16,000. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $1.3 million and an $872,000 decrease in the fair value of investment securities available for sale, net of taxes.
The Company’s leverage ratio at June 30, 2007 and December 31, 2006 was 10.69% and 11.18%, respectively. The Company’s and the Bank’s total risk based capital ratios were 15.46% and 15.09% at June 30, 2007, respectively, compared with 16.86% and 16.35% at December 31, 2006, respectively. The total risk based capital ratios declined from December 31, 2006 due to an increase in the total loan balance portfolio and in the total loan commitments. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Bank is involved in various legal proceedings incidental to its business. During the six months ended June 30, 2007, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
ITEM 1A. RISK FACTORS
Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) — (b) None.
(c)	The following table sets forth information with respect to any purchase made by or on behalf of LSB Corporation or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of LSB Corporation common stock during the indicated periods:

Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
2007	Shares purchased	per share	plans or programs	plans or program (1)

April 1 — April 30	None
May 1 — May 31	None
June 1 — June 30	9,300	$16.56	9,300	220,700

Total
Second quarter	9,300	$16.56	9,300	220,700

(1)	On April 26, 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. The Company has placed no deadline on the duration of the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Meeting of Stockholders was held on May 1, 2007. Disclosure regarding the vote of the stockholders at that meeting was included in Part II, Item 4 of the Company’s Quarterly Report of Form 10-Q filed on May 11, 2007, which Item is incorporated herein by reference.
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

LSB CORPORATION
August 13, 2007	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

August 13, 2007	/s/ Diane L. Walker
Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the six months ended June 30, 2007
EXHIBIT INDEX

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