Form 10-Q
period 2007-09-30
LSB CORP
filed 2007-11-13
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2007

Common Stock, par value $.10 per share	4,516,561 shares

LSB CORPORATION AND SUBSIDIARY
INDEX
PART I — FINANCIAL INFORMATION

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2007	2006
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$7,651	$6,896
Federal funds sold	10,294	11,871

Total cash and cash equivalents	17,945	18,767

Investment securities available for sale (amortized cost of $217,725 in 2007 and $221,652 in 2006)	215,747	218,682
Federal Home Loan Bank stock, at cost	10,185	10,046
Loans, net of allowance for loan losses	344,543	283,854
Premises and equipment	3,372	3,807
Accrued interest receivable	2,604	2,259
Deferred income tax asset, net	3,403	3,606
Bank-owned life insurance	10,103	—
Other assets	1,235	1,944

Total assets	$609,137	$542,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$326,617	$295,662
Borrowed funds	219,649	184,782
Advance payments by borrowers for taxes and insurance	734	586
Other liabilities	3,233	3,404

Total liabilities	550,233	484,434

Stockholders’ equity:
Preferred stock, $.10 par value per share: 5,000,000 shares authorized, none issued		—
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,550,961 and 4,593,617 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	456	459
Additional paid-in capital	60,830	61,578
Accumulated deficit	(1,392)	(2,090)
Accumulated other comprehensive loss, net of tax	(990)	(1,416)

Total stockholders’ equity	58,904	58,531

Total liabilities and stockholders’ equity	$609,137	$542,965

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30		September 30,
	2007	2006	2007	2006
	(In thousands, except share data)
Interest and dividend income:
Loans	$6,209	$4,568	$17,215	$12,794
Investment securities held to maturity	—	—	—	1,925
Investment securities available for sale	2,562	2,631	7,522	5,805
Federal Home Loan Bank stock	163	273	490	404
Short-term interest income	166	81	477	207

Total interest and dividend income	9,100	7,553	25,704	21,135

Interest expense:
Deposits	2,697	1,990	7,321	5,238
Borrowed funds	2,565	1,934	6,928	5,670

Total interest expense	5,262	3,924	14,249	10,908

Net interest income	3,838	3,629	11,455	10,227

Provision for loan losses	250	30	465	60

Net interest income after provision for loan losses	3,588	3,599	10,990	10,167

Non-interest income (loss):
Settlement gains on pension plan	357	—	357	—
Deposit account fees	308	188	745	586
Loan servicing fees, net	45	24	159	66
Gain on sales of mortgage loans, net	—	—	—	6
Loss on sales of investment securities	—	—	—	(2,417)
Other income	215	115	452	341

Total non-interest income (loss)	925	327	1,713	(1,418)

Non-interest expense:
Salaries and employee benefits	1,718	1,656	5,098	5,660
Occupancy and equipment expense	333	263	922	1,087
Data processing expense	236	250	761	745
Marketing expense	100	18	320	473
Professional expense	127	113	347	464
Other expense	390	345	1,187	1,588

Total non-interest expense	2,904	2,645	8,635	10,017

Income (loss) before income tax expense (benefit)	1,609	1,281	4,068	(1,268)
Income tax expense (benefit)	577	473	1,440	(394)

Net income (loss)	$1,032	$808	$2,628	$(874)

Average shares outstanding	4,573,371	4,559,260	4,591,186	4,531,934
Common stock equivalents	25,958	38,123	28,230	49,256

Average diluted shares outstanding	4,599,329	4,597,383	4,619,416	4,581,190

Basic earnings per share	$0.23	$0.18	$0.57	$(0.19)

Diluted earnings per share	$0.22	$0.18	$0.57	$(0.19)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 AND THE
NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

			(Accumulated	Accumulated
		Additional	Deficit)/	Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Loss	Equity

	(In thousands, except per share data)
Balance at December 31, 2005	$446	$59,856	$326	$(706)	$59,922
Net income	—	—	126	—	126
Other comprehensive loss:
Unrealized loss on securities available for sale, net (tax effect $619)	—	—	—	(1,160)	(1,160)

Total comprehensive loss					(1,034)
Stock-based compensation	—	400	—	—	400
Exercise of stock options and tax benefit	13	1,322	—	—	1,335
Adjustment to initially apply SFAS No. 158, net of tax				450	450
Dividends declared and paid ($0.56 per share)	—	—	(2,542)	—	(2,542)

Balance at December 31, 2006	$459	$61,578	$(2,090)	$(1,416)	$58,531

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Loss	Equity

	(In thousands, except per share data)
Balance at December 31, 2006	$459	$61,578	$(2,090)	$(1,416)	$58,531
Net income	—	—	2,628	—	2,628
Other comprehensive income:
Unrealized loss on securities available for sale, net (tax effect $355)	—	—	—	637	637
Pension plan settlement gain, net (tax effect $146)	—	—	—	(211)	(211)

Total comprehensive income					3,054
Stock-based compensation	—	27	—	—	27
Common stock repurchased	(5)	(912)	—	—	(917)
Exercise of stock options and tax benefit	2	137	—	—	139
Dividends declared and paid ($0.42 per share)	—	—	(1,930)	—	(1,930)

Balance at September 30, 2007	$456	$60,830	$(1,392)	$(990)	$58,904

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,628	$(874)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	465	60
Gains on sales of mortgage loans, net	—	(6)
Losses on sales of investment securities	—	2,417
Settlement gains on pension	(357)	—
Net amortization (accretion) of investment securities	(103)	577
Depreciation and amortization of premises and equipment	456	496
Loans originated for sale	—	(1,043)
Proceeds from sales of mortgage loans	—	1,521
(Increase) decrease in accrued interest receivable	(345)	168
Deferred income tax benefit	(6)	(296)
Stock-based compensation	27	95
Increase in cash surrender value on Bank-owned life insurance	(103)	—
Decrease (increase) in other assets	709	(337)
Decrease in other liabilities	(171)	(255)

Net cash provided by operating activities	3,200	2,523

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	—	2,900
Proceeds from maturities of investment securities available for sale	11,500	11,500
Sales of investment securities available for sale	—	78,457
Purchases of investment securities available for sale	(27,737)	(83,810)
Purchases of other equity securities available for sale	—	(107)
Purchases of Bank-owned life insurance	(10,000)	—
Redemption of FHLB stock	65	750
Purchase FHLB stock	(204)	—
Principal payments of investment securities held to maturity	—	4,680
Principal payments of investment securities available for sale	20,267	12,922
Increase in loans, net	(61,154)	(30,419)
Purchases of premises and equipment	(21)	(910)

Net cash provided by (used in) investing activities	(67,284)	(4,037)

Cash flows from financing activities:
Net increase (decrease) in deposits	30,955	(1,277)
Additions to Federal Home Loan Bank advances	134,000	37,000
Payments on Federal Home Loan Bank advances	(89,105)	(55,308)
Net increase in agreements to repurchase securities	25,972	1,305
Net (decrease) increase in other borrowed funds	(36,000)	21,000
Increase in advance payments by borrowers	148	130
Dividends paid	(1,930)	(1,901)
Proceeds from exercise of stock options	117	1,159
Tax benefit from exercise of stock options	22	91
Common stock repurchased	(917)	—

Net cash provided by (used in) financing activities	63,262	2,199

Net increase in cash and cash equivalents	(822)	685
Cash and cash equivalents, beginning of period	18,767	10,687

Cash and cash equivalents, end of period	$17,945	$11,372

Cash paid during the period for:
Interest on deposits	$7,321	$5,233
Interest on borrowed funds	6,928	5,588
Income taxes	1,440	906
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to $100,000 per account, as defined by the FDIC (except for certain retirement accounts which are insured up to $250,000), and the Depositors Insurance Fund (“DIF”) of Massachusetts, a private industry-sponsored insurer, for customer deposit amounts in excess of FDIC insurance limits. The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, River Bank, and the Bank’s wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. In the opinion of management, the accompanying Consolidated Financial Statements reflect all necessary adjustments consisting of normal recurring accruals for fair presentation. Certain amounts in prior periods may be re-classified to conform to the current presentation.
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
2. EQUITY AWARDS
At September 30, 2007, there were no shares available for grant under the Lawrence Savings Bank 1986 Stock Option Plan (the “1986 Plan”) and 16,925 shares available for grant under the Lawrence Savings Bank 1997 Stock Option Plan (the “1997 Plan”) due to stock option forfeitures by former participants. The available shares under the 1997 Plan expire in December 2007. Under all plans, the option exercise price equals the fair market value on the date of grant. All options granted under the 1986 and 1997 Plans vested over three years from the date of grant and have ten-year contractual terms. All currently outstanding options granted under these plans expire between 2007 and 2015. All options granted under the LSB Corporation 2006 Stock Option and Incentive Plan (the “2006 Plan”) vest over two years from the date of grant and have seven-year contractual terms. Options granted in 2006 under the 2006 Plan expire in 2013. Restricted stock awards were granted during 2006 representing 14,000 shares of stock granted with a transfer restriction of one year. These stock awards were fully vested upon grant and allow the receipt of dividends and voting rights on all shares. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares.
Cash received from stock option exercises for the nine months ended September 30, 2007 and 2006 was $117,000 and $1.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $22,000 and $91,000, respectively, for the nine months ended September 30, 2007 and 2006. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the nine months ended September 30, 2007 and 2006.

A summary of the status of the Company’s 2006 Plan, 1997 Plan and 1986 Plan for the nine months ended September 30, 2007 is presented in the table below:

	2007
		Weighted	Wtd. Avg.
		Average	Remaining
	Option	Exercise	Contractual
	Shares	Price ($)	Term (years)

Balance, January 1	244,900	$14.07	5.4
Granted	—	—	—
Exercised	(13,300)	$8.76	2.1
Forfeited	(2,000)	$16.41	6.5
Expired	(6,500)	$16.77	0.0

Balance, September 30	223,100	$14.29	5.7

Options exercisable at September 30	202,600	$14.11	5.6
Weighted average grant date fair value of options granted	n/a	n/a
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on September 30, 2007 of $360,000, which would have been received by the option holders had all option holders exercised their options as of that date.
A summary of the status of the Company’s nonvested stock awards and stock options as of September 30, 2007 and changes during the nine months then ended is presented in the table below:

	Nonvested Shares Issued Under the Plans
	Stock Awards		Stock Options
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at January 1, 2007	—	$—	35,575	$16.59
Granted	—	—	—	—
Vested	—	—	(14,075)	$16.77
Forfeited	—	—	(1,000)	$16.41

Nonvested at September 30, 2007	—	$—	20,500	$16.48

3. DEFINED BENEFIT PLAN
The Company terminated the Savings Bank Employees’ Retirement Association defined benefit plan (the “Plan”) effective on December 31, 2006. All assets of the Plan will be applied to the payment of the accrued benefit obligations and plan expenses in connection with the plan’s termination. No pension benefits accrued under the Plan as of the termination date will be reduced or forfeited in connection with the plan termination. In connection with the termination of the Plan, the Company froze future pension benefits effective December 31, 2006. As a result of that cessation of future pension benefits in the fourth quarter of 2006, the Company recognized a curtailment gain of $602,000 pre-tax, due to the reversal of the accrued pension liability recorded on the financial statements.
Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158 which resulted in the recognition of the net gains or losses and prior service costs that had not yet been included in the net periodic benefits costs as components of the ending balance of accumulated other comprehensive income, net of tax. The Plan’s assets are distributed to Plan participants in the form of benefits. The Plan paid benefits of $2.0 million and $142,000 for the Plan years ended October 31, 2006 and 2005, respectively. The Company anticipates that the Plan will distribute all of its assets, or approximately $5.6 million in total, during the third and fourth quarter of 2007. The Company recorded settlement gains of $357,000 during the third quarter of 2007 based on the distribution of $2.6 million, or 47%, of the Plan assets. Concurrent with the final distributions in the fourth quarter of 2007, the Company anticipates recording settlement gains of approximately $400,000.

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
During the quarter ended September 30, 2007, the Company repurchased 46,656 shares of common stock at a weighted average share price of $16.35.
5. CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. During the quarter ended September 30, 2007, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
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
In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on evaluating and measuring a company’s tax position and recognition of income tax assets and liabilities. Application for the provisions of this Interpretation will be effective for reporting periods beginning after December 15, 2006. The adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s financial statements.
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
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure certain financial assets and financial liabilities at fair value and amended FASB Statement No. 115, “Accounting for Investments in Debt and Equity Securities”. Unrealized gains and losses on items for which the fair value option is elected will be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of adopting this statement on the Company’s financial statements. Early adoption was allowed but the Company decided against early adoption.

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
EXECUTIVE LEVEL OVERVIEW
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Management’s efforts in this area are to increase the corporate loan portfolio, which include construction, commercial real estate and commercial loans. Management’s efforts for funding are to increase core deposit accounts, which are lower interest-bearing accounts. Deposits and borrowings typically have short durations and the costs of these funds do not necessarily rise and fall concurrent with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to, credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function and review at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.
The provision for loan losses was $465,000 for the nine months ended September 30, 2007 based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. During the comparable period of 2006, our provision for loan losses was $60,000. The increase in the provision during 2007 reflects management’s analysis of the growth in the loan portfolio.
Non-interest income includes gains and losses on sales of investment securities, various fees and increases on cash surrender value from the Company’s investment in BOLI. Customers’ loan and deposit accounts generate various amounts of fee income depending on the product selected. The Company receives fee income from servicing loans that were sold in previous periods. Non-interest income is primarily impacted by the volume of customer transactions, which could change in response to changes in interest rates, pricing and competition.

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
The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company’s net interest income for the nine months ended September 30, 2007 was $11.5 million, a 12.01% increase from $10.2 million for the comparable period in 2006 primarily due to the balance sheet restructuring undertaken in the second quarter of 2006 that resulted in a non-recurring charge of $2.4 million in that period. The Company’s continued emphasis on increasing loan originations instead of purchasing lower-yielding investment securities also favorably affected net interest income.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $609.1 million at September 30, 2007, compared to $543.0 million at December 31, 2006. The increase in asset size at September 30, 2007 from December 31, 2006 reflected strong loan growth of $61.1 million since year end 2006 partially offset by a decline of $2.9 million in the investment portfolio from December 31, 2006.
Investments:
The investment securities portfolio totaled $215.7 million, or 35.4% of total assets at September 30, 2007, compared to $218.7 million, or 40.3% of total assets at December 31, 2006, a decrease of $2.9 million from year-end.
During the first nine months of 2007, $20.3 million of investments available for sale paid down while $11.5 million matured and the funds were reinvested in new loan originations. The Company intends to use the principal paydowns and maturities from the investment portfolio to fund future loan growth as a strategy to improve the Company’s net interest margin.
The net unrealized loss on securities available for sale as of September 30, 2007 totaled $2.0 million, or $1.2 million net of taxes. The unrealized losses are attributable to changes in interest rates and a corresponding decline in fair value and are not related to credit quality, nor are they deemed to be other than temporarily impaired. However, there are two corporate obligations that are on the Bank’s securities watch list due to their current credit ratings by external, independent rating agencies. The amortized cost of these two corporate bonds totaled $3.9 million as of September 30, 2007 with an unrealized loss of $130,000, or 3.4% of amortized cost. Management is monitoring these securities on a monthly basis and it is the intent of management to hold these debt securities to maturity.

The following table reflects the components and carrying values of the investment securities portfolio at September 30, 2007 and December 31, 2006:

	9/30/07				12/31/06
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Investment securities available for sale:
U.S. treasury obligations	$5,594	$3	$(253)	$5,344	$5,605	$—	$(391)	$5,214
Federal agency bonds	653	7	(2)	658	839	10	(2)	847
Government-sponsored entities	24,834	22	(137)	24,719	34,871	4	(532)	34,343

U.S. treasury and Government sponsored entities	31,081	32	(392)	30,721	41,315	14	(925)	40,404

Mortgage-backed securities	113,942	554	(1,109)	113,387	98,608	606	(1,316)	97,898
Collateralized mortgage obligations	64,831	98	(1,017)	63,912	72,899	73	(1,417)	71,555

Collateralized mortgage obligations and mortgage-backed securities	178,773	652	(2,126)	177,299	171,507	679	(2,733)	169,453

Corporate obligations	6,359	43	(131)	6,271	7,316	50	(2)	7,364
Mutual funds	1,000	—	(56)	944	1,000	—	(53)	947
Equity securities	512	—	—	512	514	—	—	514

Corporate and other investment securities	7,871	43	(187)	7,727	8,830	50	(55)	8,825

Total investment securities available for sale	$217,725	$727	$(2,705)	$215,747	$221,652	$743	$(3,713)	$218,682

Loans:
Total loans increased $61.1 million to $349.3 million and represented 57.3% of total assets at September 30, 2007 versus $288.2 million and 53.1%, respectively, of total assets at December 31, 2006. Retail loans, comprised primarily of residential mortgage loans, increased $7.8 million during the first nine months of 2007 while corporate loans, comprised mainly of construction and commercial real estate loans, increased $53.3 million during the same period. The increase is due to loan growth experienced in all corporate and retail loan categories and reflects the continued strategic preference toward loan originations rather than investment security purchases.
The following table reflects the loan portfolio at September 30, 2007 and December 31, 2006:

	9/30/07	12/31/06
	(In thousands)
Residential mortgage loans	$76,223	$69,876
Home equity lines and loans	21,734	20,339
Consumer loans	1,038	975

Total retail loans	98,995	91,190

Construction loans	54,020	43,283
Commercial real estate loans	168,227	142,820
Commercial loans	28,064	10,870

Total corporate loans	250,311	196,973

Total loans	349,306	288,163
Allowance for loan losses	(4,763)	(4,309)

Total loans, net	$344,543	$283,854

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three months and nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	9/30/07	9/30/06	9/30/07	9/30/06
		(In thousands)
Beginning balance	$4,517	$4,184	$4,309	$4,126
Provision charged to operations	250	30	465	60
Recoveries on loans previously charged-off	3	9	10	49
Loans charged-off	(7)	(9)	(21)	(21)

Ending balance	$4,763	$4,214	$4,763	$4,214

The allowance for loan losses increased to $4.8 million at September 30, 2007 as compared to $4.3 million at December 31, 2006. However, the allowance for loan losses as a percent of total loans has decreased to 1.36% at September 30, 2007 down from 1.50% at December 31, 2006, due to an increase in total loans outstanding at September 30, 2007 compared to December 31, 2006. The Company considers the current level of the allowance for loan losses to be appropriate and adequate.
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
Total risk assets were $343,000 and $1.0 million, respectively, at September 30, 2007 and December 31, 2006. Impaired loans totaled $934,000 and $1.0 million, respectively, at September 30, 2007 and December 31, 2006. All of the $934,000 and $1.0 million in impaired loans at September 30, 2007 and December 31, 2006, respectively, had been measured using the fair value of the collateral method and did not require a related allowance. The decrease in non-performing loans since December 31, 2006 was primarily due to the resolution and payment in full of multiple loans to one borrower that were collateral dependent during the first quarter of 2007. The Company had impaired loans of $1.0 million at September 30, 2006, none of which required a related allowance.
The following table summarizes the Company’s risk assets at September 30, 2007, December 31, 2006 and September 30, 2006:

	9/30/07	12/31/06	9/30/06
	(Dollars in thousands)
Non-performing loans	$343	$1,057	$1,142
Other real estate owned	—	—	—

Total risk assets	$343	$1,057	$1,142

Risk assets as a percent of total loans	0.10%	0.37%	0.43%

Risk assets as a percent of total assets	0.06%	0.19%	0.22%

Deposits:
Total interest-bearing deposits amounted to $296.3 million at September 30, 2007, compared to $264.2 million at December 31, 2006, an increase of $32.1 million due to an increase of $33.9 million in certificates of deposit. Money market accounts and NOW accounts increased $2.3 million and $168,000 to $75.5 million and $17.9 million, respectively, from December 31, 2006. The increase in term certificates of deposit reflects the customers’ preference in achieving the highest yields possible as the rates paid on these accounts have increased in conjunction with the increases in interest rates coupled with an aggressive promotional campaign targeting new customers. Partially offsetting these increases were decreases of $4.3 million in savings accounts and $1.1 million in non-interest bearing or demand deposit accounts from December 31, 2006.
The following table reflects the components of the deposit portfolio at September 30, 2007 and December 31, 2006:

	9/30/07	12/31/06
	(In thousands)
NOW and super NOW accounts	$17,875	$17,707
Demand deposit accounts	30,290	31,424
Savings accounts	29,364	33,676
Money market accounts	75,476	73,163
Brokered certificates of deposit	5,461	—
Certificates of deposit	168,151	139,692

Total deposits	$326,617	$295,662

Borrowings:
Borrowings consist of long-term and short-term Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase. Total borrowings amounted to $219.6 million at September 30, 2007, compared to $184.8 million at December 31, 2006, an increase of $34.9 million. While the total borrowings increased since year-end, the mix of borrowings has shifted from a heavier reliance on short-term borrowings to longer-term advances. Short-term borrowings decreased $36.0 million from December 31, 2006, while long-term FHLB advances increased $44.9 million due to the availability of more favorable, longer term rates. The Company believes its borrowing position leaves the Company less vulnerable to rate fluctuations in the coming year.
The following table reflects the components of borrowings at September 30, 2007 and December 31, 2006:

	9/30/07	12/31/06
	(In thousands)
FHLB long-term advances	$188,414	$143,519
FHLB short-term borrowings	—	36,000
Brokered repurchase agreements	25,000	—
Customer repurchase agreements	6,235	5,263

Total borrowings	$219,649	$184,782

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
SUMMARY
The Company reported net income of $1.0 million, or $0.22 per diluted share, as compared to a net income of $808,000, or $0.18 per diluted share, for the three months ended September 30, 2007 and 2006, respectively. The third quarter of 2007 experienced an increase in net income primarily due to a settlement gain of $357,000 recorded in connection with the pension plan termination announced in October, 2006. Partially offsetting this gain, the

Company recorded a provision for loan losses of $250,000 in the third quarter of 2007 resulting from continued, sustained corporate loan growth since December 31, 2006.
Net Interest Income From Operations:
Net interest income for the three months ended September 30, 2007 increased by $209,000, or 5.8%, to $3.8 million from $3.6 million for the same period of 2006. The net interest rate spread decreased to 2.16% for the three months ended September 30, 2007 versus 2.33% for the same period of 2006. Interest income for the three months ended September 30, 2007 increased $1.5 million primarily due to higher average loan balances and higher loan and investment security rates compared to the same period of 2006. Partially offsetting the increase in total interest income was an increase of $1.3 million in total interest expense primarily due to higher rates paid on deposits and an increase in average deposit and borrowing balances. Net interest margin decreased to 2.66% versus 2.86% for the quarters ended September 30, 2007 and 2006, respectively.
Interest Income:
Interest income increased $1.5 million, or 20.5%, during the third quarter of 2007 versus the same quarter in 2006, primarily attributable to a rise in average loan balances.
Average loan interest rates increased 23 basis points from 7.02% to 7.25% during the third quarters of 2006 and 2007, respectively, contributing $63,000 to interest income. Average loan balances rose $81.6 million from $258.0 million in 2006 to $339.6 million in 2007 contributing $1.6 million to interest income.
Average investment security interest rates increased 8 basis points during the third quarter of 2007 from 4.83% in 2006 to 4.91% in 2007 adding $4,000 to interest income. Average investment security balances declined $11.1 million from $244.9 million in 2006 to $233.8 million in 2007 reducing interest income by $98,000.
Interest Expense:
Interest expense increased $1.3 million, or 34.1%, during the third quarter of 2007 from $3.9 million in the third quarter of 2006 to $5.3 million in the third quarter of 2007, primarily due to the rise in overall market interest rates experienced by the deposit portfolio coupled with increases in average deposit and average borrowed funds volumes.
Average deposit interest rates increased 82 basis points from 2.87% to 3.69% in the third quarter of 2006 and 2007, respectively, contributing $415,000 to interest expense. Average interest-bearing deposit balances increased by $15.6 million from $274.7 million in 2006 to $290.4 million in 2007, accompanied by a change in the mix resulting in a preference for higher costing certificates of deposit which increased interest expense by $292,000.
Average borrowed funds interest rates decreased 22 basis points from 4.97% in the third quarter of 2006 to 4.75% in the same quarter of 2007 resulting in a decrease of $93,000 to interest expense. Average borrowed fund balances rose $60.1 million, or 39.0%, from $154.3 million in 2006 to $214.5 million in 2007. This increase resulted in additional interest expense of $724,000 due to an increase in longer term borrowed funds.
Provision for Loan Losses:
The provision for loan losses totaled $250,000 and $30,000 for the three months ended September 30, 2007 and 2006, respectively. The provisions in 2007 and 2006 reflect management’s analysis of loan growth during the third quarter of 2007 and 2006. The balance of the allowance for loan losses has grown to $4.8 million at September 30, 2007, from $4.2 million at September 30, 2006, respectively. The coverage of the allowance for loan losses decreased to 1.36% at September 30, 2007 from 1.59% at September 30, 2006 due to the loan growth experienced during 2007 and 2006 which, combined with the low levels of non-performing and delinquent loans, led to management’s assessment of the allowance for loan losses being adequate as of September 30, 2007.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended September 30, 2007 and 2006. Average loans include non-performing loans.

	Three months ended			Three months ended
	9/30/07			9/30/06
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$12,895	$166	5.11%	$6,010	$81	5.35%
U. S. treasury and Government- sponsored entities	32,552	330	4.02	44,731	428	3.80
Corporate and other investment securities	18,730	281	5.95	18,085	388	8.51
Collateralized mortgage obligations and mortgage-backed securities	169,657	2,114	4.94	176,111	2,088	4.70

Total investment securities	233,834	2,891	4.91	244,937	2,985	4.83

Loans:
Residential real estate	72,939	1,036	5.64	66,345	911	5.45
Equity	21,284	349	6.51	15,786	243	6.11
Consumer	880	14	6.31	812	12	5.86

Total retail loans	95,103	1,399	5.84	82,943	1,166	5.58

Construction	54,220	1,251	9.15	33,411	800	9.50
Commercial real estate	164,283	3,062	7.39	132,606	2,414	7.22
Commercial	25,948	497	7.60	9,025	188	8.26

Total corporate loans	244,451	4,810	7.81	175,042	3,402	7.71

Total loans	339,554	6,209	7.25	257,985	4,568	7.02

Total interest-earning assets	573,388	9,100	6.30%	502,922	7,553	5.96%

Allowance for loan losses	(4,546)			(4,200)
Other assets	26,368			18,871

Total assets	$595,210			$517,593

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$17,571	$8	0.18%	$22,200	$8	0.14%
Regular savings accounts	30,234	38	0.50	36,995	46	0.49
Money market investment accounts	74,512	584	3.11	75,856	552	2.89
Certificates of deposit and escrow	168,040	2,067	4.88	139,678	1,384	3.93

Total interest-bearing deposits	290,357	2,697	3.69	274,729	1,990	2.87

Borrowed funds:
Short-term borrowed funds	23,033	269	4.63	57,694	762	5.24
Long-term FHLB advances	191,426	2,296	4.76	96,631	1,172	4.81

Total borrowed funds	214,459	2,565	4.75	154,325	1,934	4.97

Total interest-bearing liabilities	504,816	5,262	4.14%	429,054	3,924	3.63%

Non-interest-bearing deposits	29,561			28,524
Other liabilities	2,844			4,994

Total liabilities	537,221			462,572
Stockholders’ equity	57,989			55,021

Total liabilities and stockholders’ equity	$595,210			$517,593

Net interest rate spread			2.16%			2.33%

Net interest income		$3,838			$3,629

Net interest margin on average earning assets			2.66%			2.86%

Non-Interest Income:
Non-interest income increased $598,000 for the three months ended September 30, 2007 compared to the same period in 2006, and totaled $925,000 in 2007 while amounting to $327,000 in 2006. This increase was primarily attributable to a settlement gain recorded in the third quarter of 2007 of $357,000. Deposit account fees increased to $308,000 from $188,000 for the three months ended September 30, 2007 and 2006, respectively, due mainly to an increase of $110,000 in overdraft fees as a result of additional products being granted overdraft privileges. Loan servicing fees increased to $45,000 from $24,000 for the three months ended September 30, 2007 and 2006, respectively. Other income increased to $215,000 from $115,000 for the three months ended September 30, 2007 and 2006, respectively. This $100,000 increase in 2007 was primarily due to increases recorded on the Company’s BOLI cash surrender values. During the fourth quarter of 2007, it is anticipated that the Company will distribute the remaining assets of its defined benefit pension plan of approximately $3.0 million and record settlement gains of approximately $400,000.
Non-Interest Expense:
Non-interest expenses increased $259,000, or 9.8%, during the third quarter of 2007 to $2.9 million versus $2.6 million for the same period of 2006. There was an increase in salary and employee benefits expenses of $62,000, or 3.7%, to $1.7 million in the third quarters of both 2007 and 2006. The increase resulted primarily from an incentive bonus accrual in the third quarter of 2007, partially offset by a decrease in salaries and a reduction from a reduced number of employees in the corresponding periods. Occupancy and equipment expense increased $70,000, or 26.6%, to $333,000 in the third quarter of 2007 from $263,000 in the same period of 2006 due mainly to increased depreciation on new equipment and software. Data processing expenses decreased $14,000, or 5.6%, to $236,000 in the third quarter of 2007 from $250,000 in 2006 due to a decrease in outsourced computer services. Marketing expenses increased $82,000, or 455.6%, during the third quarter of 2007 to $100,000 from $18,000 in the third quarter of 2006 due to a reversal of an accrual for name change expenses relating to the company’s subsidiary Bank. Professional fees increased $14,000, or 12.4%, to $127,000 in the third quarter of 2007 from $113,000 in the third quarter of 2006 due primarily to an increase in external consulting fees. Other expenses increased $45,000 or 13.0% to $390,000 in the third quarter of 2007 from $345,000 in the same period of 2006 due primarily to $44,000 accrual reversal of non-recurring name change expenses reversed in the third quarter of 2006.
Income Taxes:
The Company reported an income tax expense of $577,000 for the three months ended September 30, 2007, for an effective income tax rate of 35.9%. This compares to an income tax expense of $473,000 for the three months ended September 30, 2006 or an effective income tax rate of 36.9%. The decrease in the effective tax rate in 2007 was due primarily to the non-taxable status of the BOLI income partially offset by a higher rate applied to the settlement gains on pension. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable earnings within the group can change.
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
SUMMARY
The Company reported net income of $2.6 million, or $0.57 per diluted share, as compared to a net loss of $874,000, or $(0.19) per diluted share, for the nine months ended September 30, 2007 and 2006, respectively. The first nine months of 2007 experienced an increase in net income primarily due to non-recurring expenses including the balance sheet restructuring in the second quarter of 2006, name change costs of the Company’s subsidiary bank, costs associated with the flood of the Company’s headquarters and severance payments to former executives, all of which were incurred in 2006.
Net Interest Income From Operations:
Net interest income for the nine months ended September 30, 2007 increased by $1.2 million, or 12.0%, to $11.5 million from $10.2 million for the same period of 2006. The net interest rate spread remained flat at 2.23% for the nine months ended September 30, 2007 versus the same period of 2006. Interest income for the nine months ended September 30, 2007 increased $4.6 million, primarily due to higher average loan balances and higher investment security and loan rates from the same period of 2006. Partially offsetting the increase in total interest income was a corresponding increase of $3.3 million in total interest expense, primarily due to an increase in average deposit and borrowing balances coupled with higher rates paid on deposits and borrowings. While the net interest rate spread was the same for both 2007 and 2006, there was an increase in the net interest margin to 2.78% from 2.67% for the nine months ended September 30, 2007 and 2006, respectively.
Interest Income:
Interest income rose $4.6 million, or 21.6%, during the nine months ended September 30, 2007 versus the same period in 2006, mainly attributable to a rise in average loan volumes coupled with higher investment security and loan rates.
Average loan interest rates increased 33 basis points from 6.92% to 7.25% during the nine months ended September 30, 2006 and 2007, respectively, contributing $377,000 to interest income. Average loan balances rose $70.4 million from $247.2 million in 2006 to $317.6 million in 2007 contributing $4.0 million to interest income.
Average investment security interest rates increased 65 basis points during the first nine months of 2007 from 4.20% in 2006 to 4.85% in 2007 adding $972,000 to interest income. Average investment security balances declined $31.2 million from $265.2 million in 2006 to $234.0 million in 2007 reducing interest income by $824,000.
Interest Expense:
Interest expense increased $3.3 million, or 30.6%, to $14.2 million during the first nine months of 2007 from $10.9 million in the same period of 2006 primarily due to the rise in interest rates paid on average deposits coupled with higher average borrowed funds balances.
Average deposit interest rates rose 101 basis points from 2.49% to 3.50% in the first nine months of 2006 and 2007, respectively, contributing $1.5 million to interest expense. Average interest-bearing deposit balances decreased by $2.5 million from $281.8 million in 2006 to $279.3 million in 2007, while interest expense increased by $559,000 due to a change in the deposit mix and customers’ preferences for higher yielding certificates of deposit.
Average borrowed funds interest rates increased 6 basis points from 4.65% in the nine months ended of 2006 to 4.71% in the same period of 2007 resulting in a rise of $107,000 to interest expense, the majority of which, $132,000, related to longer-term borrowed funding partially offset by a decline of $25,000 in interest expense on short-term borrowed funds. Average borrowed fund balances rose $33.9 million or 20.8% from $162.9 million in 2006 to $196.8 million in 2007. This increase contributed $1.2 million to the interest expense primarily due to $2.1 million in longer-term borrowed funds interest expense which was partially offset by a reduction of $963,000 in short-term borrowed funds interest expense.
Provision for Loan Losses:
The provision for loan losses was $465,000 and $60,000 for the nine months ended September 30, 2007 and 2006, respectively. The provisions in 2007 and 2006 reflect management’s assessment of the adequacy of the allowance based upon management’s analysis of the Bank’s loan portfolio, loan growth during 2007 and 2006 and the level of non-performing loans.
Non-Interest Income (Loss):
Non-interest income increased to $1.7 million for the nine months ended September 30, 2007 compared to a loss of $1.4 million in the same period of 2006. The increase was primarily attributable to a loss on sales of low yielding investment securities totaling $2.4 million due to the balance sheet restructuring recognized in 2006. Settlement gains on pension totaled $357,000 in 2007 versus zero in 2006. Deposit account fees increased to $745,000 from $586,000, respectively, in 2007 and 2006 primarily due to an increase in overdraft fees. Loan servicing fees increased to $159,000 from $66,000 in 2006 primarily due to a reduction in amortization on mortgage servicing rights (“MSR”) and additional fee income received on corporate loans. The loss on sale of investment securities totaled $2.4 million in 2006 as low yielding investment securities were sold. Gains on sales of mortgage loans totaled zero in 2007 as the Bank retained all of its originated loans, and gains amounted to $6,000 in 2006. Other income increased to $452,000 and $341,000, respectively in 2007 versus 2006. The increase of $111,000 in 2007 over 2006 was primarily due to increases in the Company’s BOLI cash surrender values.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the nine months ended September 30, 2007 and 2006. Average loans include non-performing loans.

	Nine months ended			Nine months ended
	9/30/07			9/30/06
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
ASSETS
Investment securities:
Short term investments	$12,248	$477	5.21%	$5,456	$207	5.07%
U. S. Treasury and Government- sponsored entities	36,855	1,093	3.97	75,939	1,908	3.36
Corporate and municipal bonds and other securities	18,822	832	5.91	22,957	779	4.54
Collateralized mortgage obligations and mortgage-backed securities	166,118	6,087	4.90	160,883	5,447	4.53

Total investment securities	234,043	8,489	4.85	265,235	8,341	4.20

Loans:
Residential real estate	71,567	3,024	5.65	64,501	2,607	5.40
Equity	20,506	979	6.38	12,521	576	6.15
Consumer	880	44	6.68	632	29	6.13

Total retail loans	92,953	4,047	5.82	77,654	3,212	5.53

Construction	51,247	3,554	9.27	31,182	2,124	9.11
Commercial real estate	153,972	8,463	7.35	129,577	6,932	7.15
Commercial	19,380	1,151	7.94	8,780	526	8.01

Total corporate loans	224,599	13,168	7.84	169,539	9,582	7.56

Total loans	317,552	17,215	7.25	247,193	12,794	6.92

Total interest-earning assets	551,595	25,704	6.23%	512,428	21,135	5.51%

Allowance for loan losses	(4,425)			(4,174)
Other assets	19,835			19,410

Total assets	$567,005			$527,664

Liabilities and Stockholders’ Equity

Deposits:
NOW and Super NOW accounts	$17,973	$25	0.19%	$31,325	$30	0.13%
Regular savings accounts	31,649	118	0.50	39,123	146	0.50
Money market investment accounts	73,926	1,666	3.01	78,254	1,425	2.43
Certificates of deposit and escrow	155,746	5,512	4.73	133,105	3,637	3.65

Total interest bearing deposits	279,294	7,321	3.50	281,807	5,238	2.49

Borrowed funds:
Short-term borrowed funds	23,403	850	4.86	49,916	1,838	4.92
Long-term FHLB Advances	173,435	6,078	4.69	112,986	3,832	4.53

Total borrowed funds	196,838	6,928	4.71	162,902	5,670	4.65

Total-interest bearing liabilities	476,132	14,249	4.00%	444,709	10,908	3.28%

Non-interest bearing deposits	29,487			21,108
Other liabilities	3,139			4,661

Total liabilities	508,758			470,478
Stockholders’ equity	58,247			57,186

Total liabilities and stockholders’ equity	$567,005			$527,664

Net interest rate spread			2.23%			2.23%

Net interest income		$11,455			$10,227

Net interest margin on average earning assets			2.78%			2.67%

Non-Interest Expense:
Non-interest expenses declined $1.4 million, or 13.8%, during 2007 to $8.6 million in the first nine months of 2007 versus $10.0 million for the same period of 2006. Contributing to this decrease were costs of $542,000 associated with the name change of the Company’s subsidiary bank to River Bank and severance payments of $685,000 to former employees that were incurred in 2006. There was a decrease of $562,000, or 9.9%, in salaries and employee benefits to $5.1 million from $5.7 million primarily due to costs incurred in 2006 of $685,000 incurred with former employee severance payments. The adoption of SFAS 123R by the Company on stock options resulted in $95,000 recorded in the first nine months of 2006 as compared to $27,000 in the comparable period of 2007. Another factor in the decline in salaries and employee benefits was the increased employee contributions towards their medical insurance coverage in the beginning of 2007. Occupancy and equipment expenses decreased $165,000, or 15.2%, to $922,000 in the first nine months of 2007 from $1.1 million in the same period of 2006 primarily due to costs incurred in 2006 relating to accelerated deprecation of $197,000 on damaged property and equipment and obsolete fixed assets and a decrease of $106,000 in repairs and maintenance costs. Data processing expenses increased by $16,000 in 2007 from $745,000 in 2006 due to an increase of $51,000 in computer software and license fees and $25,000 in service bureau charges partially offset by a decrease of $52,000 in outsourced computer services. Marketing expenses decreased $153,000, or 32.3%, during 2007 due to $292,000 in marketing and promotional expenses relating to the name change of the Company’s subsidiary bank incurred in 2006 partially offset by increases in promotions, advertising and production fees totaling $115,000 in 2007. Professional fees decreased $117,000 to $347,000 in 2007 from $464,000 in 2006’s first nine months due to a decrease in consulting, audit and tax preparation fees due to the name change and tax reporting year-end changes during 2006. Other expenses decreased $401,000, or 25.3%, to $1.2 million from $1.6 million, respectively, for the nine months ended 2007 and 2006 due to costs incurred in 2006 associated with the subsidiary bank name change of $250,000, costs of $26,000 incurred as a result of the flood of the corporate headquarters in May 2006 and an increase of $108,000 in stockholder’s related expenses resulting from the adoption of the shareholder rights plan as well as the 2006 Stock Option Plan, all of which were not incurred in 2007.
Income Taxes:
The Company reported an income tax expense of $1.4 million for the nine months ended September 30, 2007, resulting in an effective income tax rate of 35.4%. This compares to an income tax benefit of $394,000 for the nine months ended September 30, 2006 or an effective income tax benefit rate of 31.1%. Income tax expense increased $1.8 million for the first nine months of 2007 versus the same period of 2006 primarily due to an increase in taxable earnings within the consolidated group. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable income within the group can change.
LIQUIDITY AND CAPITAL RESOURCES:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank paid $1.5 million in dividends to the Company in the first nine months of 2007. The Bank did not pay a dividend to the Company in the first nine months of 2006.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, increases in deposits, advances from the Federal Home Loan Bank of Boston (“FHLB”) and securities sold under agreements to repurchase. The Bank has a line of credit of $3.0 million with the FHLB. The Bank currently has a $5.0 million unsecured Federal funds line of credit with another financial institution. At September 30, 2007, the entire $8.0 million in available lines of credit was available.
The FHLB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLB at September 30, 2007 was $236.7 million, of which $188.4 million had been borrowed.

On April 26, 2007, the Company announced a common stock repurchase program to purchase up to 230,000 shares of Company stock. As of September 30, 2007, the Company had purchased 55,956 shares of Company stock at a weighted average price per share of $16.39, for a total cost of $917,000. Subsequent to quarter-end, the Company purchased an additional 34,000 shares of Company stock in October and November 2007 with a weighted average price of $15.87 per share.
At September 30, 2007, the Company’s stockholders’ equity was $58.9 million as compared to $58.5 million at December 31, 2006. The change during the first nine months of 2007 occurred due to net income of $2.6 million, tax benefits associated with the exercise of stock options of $22,000, proceeds of $117,000 from the exercise of stock options and compensation expense relating to stock options of $27,000. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $1.9 million and the aforementioned stock repurchases of $917,000.
The Company’s leverage ratio at September 30, 2007 and December 31, 2006 was 10.02% and 11.18%, respectively. The Company’s and the Bank’s total risk based capital ratios were 15.11% and 14.90% at September 30, 2007, respectively, compared with 16.86% and 16.35% at December 31, 2006, respectively. The total risk based capital ratios declined from December 31, 2006 due to an increase in the total loan balances and total loan commitments. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Bank is involved in various legal proceedings incidental to its business. During the nine months ended September 30, 2007, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
ITEM 1A. RISK FACTORS
Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	The following table sets forth information with respect to any purchase made by or on behalf of LSB Corporation or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of LSB Corporation common stock during the indicated periods:

Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
2007	Shares purchased	per share	plans or programs	plans or program (1)
April 1 – April 30	None
May 1 – May 31	None
June 1 – June 30	9,300	$16.56	9,300	220,700

Total
Second quarter	9,300	$16.56	9,300	220,700

July 1 – July 31	10,700	$16.62	10,700	210,000
Aug. 1 – Aug. 31	29,856	$16.30	29,856	180,144
Sept. 1 – Sept. 30	6,100	$16.14	6,100	174,044

Total
Third quarter	46,656	$16.35	46,656	174,044

Total year-to-date	55,956	$16.39	55,956	174,044

(1)	On April 26, 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. The Company has placed no deadline on the duration of the repurchase program. There were no shares purchased other than through this publicly announced plan or program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5. OTHER INFORMATION
(a)	None

(b)	None
ITEM 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION
November 13, 2007	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

November 13, 2007	/s/ Diane L. Walker
Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the nine months ended September 30, 2007
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