Form 10-K
period 2007-12-31
LSB CORP
filed 2008-03-26
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

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
Common Stock, par value $.10 per share
(Title of Class)
Preferred Stock Purchased Rights
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting common equity stock held by non-affiliates* of the registrant based on the closing sale price of $16.79 per share as of June 30, 2007 Approximately $72,422,000
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 7, 2008
Common Stock, par value $.10 per share	4,483,941 shares
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1)	Portions of the Company’s definitive Proxy Statement for its 2008 Annual Meeting (the “Proxy Statement”) attached hereto as Exhibit (20) are incorporated by reference in Part III, Items 10-13 and Part IV, Item 14 of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K

*	For purposes of this calculation only, the common stock of LSB Corporation held by directors and executive officers of LSB Corporation has been treated as owned by affiliates.

PART I
CAUTION REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, projected or anticipated benefits, or events related to other future developments involving the Company or the industry in which it operates. Also, when verbs in the present tense such as “believes,” “expects,” “anticipates,” “continues,” “attempts” or similar expressions are used, forward-looking statements are being made. For example, the amounts of and statements regarding the adequacy of the Company’s provision and allowance for loan losses, which reflect management’s estimates of the likelihood and magnitude of future losses in the loan portfolio of the Company’s subsidiary bank, are “forward looking statements.” Investors should note that many factors, some of which are discussed elsewhere in this document and in the documents which we incorporate by reference, could affect the future financial results of the Company and could cause results to differ materially from those expressed or implied by these forward-looking statements. Those factors include fluctuations in interest rates, disruptions in credit markets, inflation, changes in the regulatory environment, government regulations and changes in regional and local economic conditions, including changes in real estate conditions in the Company’s lending area and changes in loan defaults and charge-off rates, and changes in the competitive environment in the geographic and business areas in which the Company conducts its operations. As a result of such risks and uncertainties, the Company’s actual results may differ materially from those expressed or implied by such forward-looking statements. These risks and others are described elsewhere in this report, including particularly in Item 1A, “Risk Factors”. The Company does not undertake, and specifically disclaims any obligation to publicly release revisions to any such forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.
ITEM 1. BUSINESS
SUMMARY
LSB Corporation (the “Corporation” or the “Company”) is a one bank-holding company principally conducting business through its subsidiary, River Bank (the “Bank”). The Corporation became the holding company for the Bank on July 1, 2001 pursuant to a plan of reorganization in which each share of Bank common stock then outstanding (and accompanying preferred stock purchase rights) was converted into and exchanged for one share of the Corporation’s common stock (and accompanying preferred stock purchase rights). The Corporation’s common stock is currently traded on the Nasdaq Stock Market under the symbol “LSBX”. Prices of the common stock are reported in The Wall Street Journal as “LSB Corp”.
The Bank was established as a Massachusetts savings bank in 1868; the Bank converted from mutual to stock form on May 9, 1986.
The Corporation is subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (“FRB”) and Massachusetts Division of Banks (the “Division”). The Bank is subject to supervision, regulation, and periodic examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks.
The Bank has three wholly-owned subsidiaries at December 31, 2007. Shawsheen Security Corporation and Shawsheen Security Corporation II engage exclusively in buying, selling, dealing in and holding securities for their own accounts. Spruce Wood Realty Trust holds real estate used in the ordinary course of the Bank’s business.
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
MARKET AREA
The Bank’s primary market area is the Merrimack Valley in northeastern Massachusetts and southern New Hampshire. The Bank has six banking offices in the communities of Andover, Lawrence, Methuen (2), and North Andover, Massachusetts and Salem, New Hampshire.
LENDING ACTIVITIES
The Bank’s loan portfolio consists of commercial real estate, commercial business, construction, residential mortgage, home equity and consumer loans. Competition on both pricing and underwriting terms has been strong in the Bank’s market area. Gross loans at December 31, 2007 were $358.1 million, for an increase of $70.0 million from $288.2 million at December 31, 2006 and $234.6 million in 2005.
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
CONSTRUCTION
The Bank originates generally short-term loans for land development, construction of residential homes built on speculation, construction of homes for homeowners with permanent financing, and construction of commercial facilities (including retail, manufacturing and office space). These loans have variable interest rates and are generally priced to yield The Wall Street Journal Prime Rate plus a margin. Construction loans may involve additional risk due to uncertainty of estimated cost of completion of a project, or ultimate sale of the property to an end buyer. The Bank attempts to reduce these risks by lending to contractors with pre-arranged buyers or permanent financing commitments upon completion, or to businesses that are expanding and will occupy the completed project.
RESIDENTIAL MORTGAGES
The Bank originates fixed and adjustable rate residential mortgage loans which are underwritten to be eligible for sale in the secondary market. These loans are secured primarily by owner occupied 1-4 family primary residential properties. Adjustable rate mortgage loans are generally held by the Bank in the loan portfolio as a means to manage interest rate risk. Fixed rate mortgages are generally sold into the secondary market unless management believes they represent a good long-term asset based on various factors such as loan-to-value ratios, interest rates and management’s expectations of a loan’s duration. During 2007, the Bank retained all of its originated loans.
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
DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS
Deposits and borrowings are the primary source of funds for funding loans and purchasing investment securities. The mix of deposits and borrowings is dependent on many factors, such as loan demand, competition, the economy, interest rates, and capital resources. Deposits are obtained from the general public through the Bank’s branch offices by additions to various deposit accounts, including checking, savings, money market, certificates of deposit and individual retirement accounts. The interest rates on these accounts generally are competitive with other local financial institutions. The Bank’s core deposit products (savings, checking and money market accounts) allow customers more flexibility and access and generally earn lower interest rates than other types of accounts due to the Bank’s higher operating costs to service these accounts. Certificates of deposit provide customers with higher interest rates, but less flexibility and access to deposits. Increasing and decreasing interest rates offered on certificates of deposit allows the Bank to adjust its sources of funds while providing a competitive interest rate to its customers. Another alternative source of deposits utilized by the Bank is brokered certificates of deposit. In addition to deposit accounts, other sources of funds include advances from the FHLB, Federal funds purchased and securities sold under agreements to repurchase.
The Bank is a member of the FHLB. The Bank is required to own stock of the FHLB which is carried on the Company’s balance sheet at cost, which equals par value. On April 19, 2004, the FHLB implemented a new capital structure and stock investment requirements for members to comply with the Gramm-Leach-Bliley Act of 1999. The minimum stock investment requirements are based in part on the amount of the Bank’s outstanding advances with the FHLB. The Bank receives an amount equal to the par value of the FHLB stock when excess stock is redeemed. At December 31, 2007, the Bank held $10.2 million of FHLB stock.
The Company functions only as a holding company for the Bank, engages in no business activities directly and is entirely dependent on the receipt of dividends from the Bank to meet its separate expenses, repay any indebtedness and pay dividends to the Company’s stockholders.
EMPLOYEES
The Company maintains no separate payroll. As of December 31, 2007, the Bank employed 91 employees on a full-time equivalent basis. None of the Bank’s employees is subject to a collective bargaining agreement or represented by a labor union. Management considers its relations with employees to be good.
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
Federal and state bank regulatory agencies have authority to issue cease and desist orders, assess civil money penalties, remove officers and directors, issue capital directives and impose prompt corrective action restrictions or requirements to address safety and soundness and compliance issues of the Corporation and the Bank. Among other things, the regulatory agencies have authority to restrict or prohibit the payment of dividends on the Bank’s or the Corporation’s capital stock if such payment would constitute an unsafe or unsound banking practice or reduce the Company’s or the Bank’s capital levels below regulatory minimums. (See Results of Operations – Capital Adequacy in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the Consolidated Financial Statements). In addition, the Bank must obtain prior regulatory approvals to undertake certain banking transactions and initiatives, including establishment, relocation or termination of a banking office, and merger or acquisition transactions with other banks or non-banking entities. The supervision and regulation of the Bank are intended primarily for the protection of depositors, the Bank Insurance Fund of the FDIC and non-business borrowers and not for the protection of investors or stockholders of the Company. The results of examinations provide regulators with a means of measuring and assessing each institution and taking prompt corrective actions to address any safety and soundness or compliance issues.
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
FEDERAL DEPOSIT INSURANCE REFORM ACT OF 2005
The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), among other things, provided for the merger of the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”) of the FDIC into the Deposit Insurance Fund (“DIF”) by July 1, 2006, raised the deposit insurance limit on certain retirement accounts to $250,000 from $100,000 and indexes that limit for inflation, granted the FDIC Board discretion to set the Designated Reserve Ratio for the DIF within a range of 1.15 to 1.50 percent for any given year; provided for the allocation of a $4.7 billion assessment credit pool among insured banks and successor institutions, and provided for the declaration and payment of cash dividends to insured institutions. The FDIC issued final regulations implementing FDIRA on November 2, 2006.
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
SARBANES-OXLEY ACT OF 2002
The “Sarbanes–Oxley Act of 2002” (the “Sarbanes-Oxley Act”) establishes a comprehensive framework for modernizing and reforming the oversight of public company financial accounting and disclosure practices. Principal components of the Sarbanes-Oxley Act include:
•	The creation of the Public Company Accounting Oversight Board, with which all accounting firms performing audits for public companies are required to register, and which is empowered to set auditing, quality control and independence standards, to inspect registered firms, and to conduct investigations and to take disciplinary actions, subject to SEC oversight.

•	The strengthening of auditor independence from corporate management by limiting the type and scope of services that auditors can offer their public company audit clients, requiring periodic rotation of public company audit partners, requiring direct auditor reports to company audit committees, and prohibiting public companies from exerting improper influence over their outside auditors.

•	The imposition of new corporate governance requirements including among other things, independence and financial expertise requirements for audit committee membership and empowerment of public company audit committees to appoint, compensate and oversee their company’s outside auditors.

•	Requirements that the Chief Executive Officer and the Chief Financial Officer certify financial statements included in public company filings with the SEC and disgorge bonuses and stock-based compensation for periods for which the company is forced to restate its financial results, a prohibition of insider stock trades during periods when a company’s employee benefits plans are precluded from trading, and a prohibition of public company loans or extensions of credit to directors and officers except by regulated financial institutions in conformity with applicable banking regulations governing insider lending.

•	Requirements that public companies disclose whether they have a code of ethics for their senior financial officers and if not, why not, and that management periodically assess and report on the adequacy of the company’s internal controls.

•	The imposition of new and accelerated public company disclosure requirements, requirements to report off balance sheet transactions and of accelerated reporting of insider transactions in company stock.
The SEC has extended compliance dates for non-accelerated filers with respect to management reporting and outside auditors’ attestation regarding the adequacy of internal controls over financial reporting (Section 404 of the Sarbanes-Oxley Act). The Company is considered a non-accelerated filer with the SEC and, under current law, began to comply with the management reporting component of Section 404 for its year ended December 31, 2007, while the outside auditors’ attestation component of Section 404 is required for the year ending December 31, 2008.
SECURITIES AND EXCHANGE COMMISSION FILINGS ON COMPANY’S WEB SITE
Under Section 13 of the Securities Exchange Act of 1934, the Company files periodic and current reports with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), Forms 3, 4 & 5 (Statements of Ownership), Forms S-3, S-8 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, at which all forms filed electronically may be accessed. The Company’s website: www.riverbk.com has a section for SEC filings available free of charge and provides a link under www.riverbk.com/stockholder-info.asp. Information contained on our website and the SEC website is not incorporated by reference into this Form 10-K. We have included our web address and the SEC website address only as inactive textual references and do not intend them to be active links to our website or the SEC website.
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
Factors such as inflation, recession, unemployment, fluctuations in the money supply, global disorder such as that experienced as a result of the terrorist activity on September 11, 2001, instability in domestic and foreign financial markets, and other factors beyond the Company’s control may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although the Company pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Additionally, if rates paid on deposits and borrowings reprice more quickly than the assets in a rising interest rate environment, the Company would experience further compression of its net interest spread and net interest margin. Alternatively, in a lower interest rate environment, if assets reprice more quickly than its liabilities, net interest margin compression would occur.
If the Company has higher loan losses than it has allowed for, its earnings could materially decrease. The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. The Company may therefore experience significant credit losses which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If one or more of the assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially reduce the Company’s net income and could adversely affect its financial condition. Moreover, when a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.
A significant amount of the Company’s loans are concentrated in northeastern Massachusetts and southern New Hampshire, and adverse conditions in this area could negatively impact its operations.  Substantially all of the loans the Company originates are secured by properties located in or are made to businesses which operate in northeastern Massachusetts or southern New Hampshire. Because of the current concentration of the Company’s loan origination activities in northeastern Massachusetts and southern New Hampshire, in the event of adverse economic conditions, downward pressure on housing prices, political or business developments or natural hazards adversely affecting northeastern Massachusetts or southern New Hampshire and the ability of property owners and businesses in that area to make payments of principal and interest on the underlying loans, the Company would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diversified. Such higher rates of loss and delinquency could have a material adverse effect on the Company’s results of operations or financial condition.
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
The Company has strong competition within its market area which may limit the Company’s growth and profitability. The Company faces significant competition both in attracting deposits and in the origination of loans. See Competition in Item 1 hereof, Business. Commercial banks, credit unions, savings banks and savings and loan associations operating in our primary market area have historically provided most of our competition for deposits. Mutual funds and internet-only bank providers contribute additional competition in the quest for deposits. Competition for the origination of real estate and other loans comes from other commercial, savings and cooperative banks, thrift institutions, insurance companies, finance companies, other institutional lenders and mortgage companies.
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
When the Company becomes subject to the full SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, it will likely incur significant costs in connection with first providing internal control reports. Under current SEC regulations, as a “non-accelerated filer” under the federal securities laws, the Company became subject to the management reporting component for its year ended December 31, 2007 and the outside auditors’ attestation component of Section 404 of the Sarbanes-Oxley Act of 2002 for its year ending December 31, 2008. Section 404 requires that the Company prepare a management report on its internal control over financial reporting and obtain an attestation on that report from its auditors in connection with its most recent consolidated financial statements included with its annual report. During the past several years, many SEC reporting companies have incurred significant costs in connection with first providing internal control reports. The Company will likely incur significant costs in connection with obtaining the outside auditors’ attestation report of the Company’s internal control reports. If the Company does incur such costs, the costs could have an adverse effect on the Company’s results of operations.
When the Company becomes subject to the full SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, if its internal control reports disclose significant deficiencies or material weaknesses, its stockholders and lenders could lose confidence in its financial reporting, which would likely harm the trading price of its stock, its access to additional capital, and its liquidity. During the past several years, various SEC reporting companies, when first providing internal control reports, disclosed significant deficiencies or material weaknesses in their internal control over financial reporting. If the Company’s internal control reports disclose material weaknesses, the Company’s stockholders could lose confidence in its financial reporting, which would likely harm the trading price of its stock, its access to additional capital, and its liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company conducts its business at its corporate offices in North Andover and multiple branch locations listed here. The Company believes that all of its properties are well maintained and are suitable for banking needs and operations.
The following table sets forth certain information about the Bank’s offices as of December 31, 2007:

				Lease
	Year				Current
	Acquired		Square	Owned/	Term	Renewal
	Or Leased		Feet	Leased	Expires	Options
CORPORATE OFFICES AND MAIN BANKING OFFICE
30 Massachusetts Ave.	1992		45,315	Owned	—	—
No. Andover, MA 01845
BRANCH BANKING OFFICES
Massachusetts
342 North Main Street	1995	(1)	2,449	Leased	2010	Two (5 yrs.)
Andover, MA 01810
300 Essex	1998	(2)	3,432	Leased	2008	Three (1 yr.)
Lawrence, MA 01840
20 Jackson Street	1968		2,369	Leased	2008	—
Methuen, MA 01844
148 Lowell Street	1979		5,234	Owned	—	—
Methuen, MA 01844
New Hampshire
51 Crystal Ave.	2007	(3)	2,600	Leased	2027	Four (5 yrs.)
Derry, NH 03038
401-403 Main Street, Ste. 105	2004		2,500	Leased	2014	Two (5 yrs.)
Salem, NH 03079

(1)	The Bank occupied the branch since 1979 and performed a sale-leaseback transaction in 1995.

(2)	Prior to moving to this location, the Bank occupied a branch office at 255 Essex Street.

(3)	The Bank has executed a ground lease and pending permitting and regulatory approvals, anticipates opening a full service branch location in 2008.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s stock trades on the Nasdaq Global Market under the symbol “LSBX”. Sales prices of the stock are reported in the Wall Street Journal as “LSBCorp”. On February 28, 2008, the closing price of LSB Corporation common stock was $16.45.
The following table sets forth for the fiscal periods indicated certain information with respect to the sales prices of the Company’s common stock.

	Common Stock Prices		Cash
Fiscal Year	High	Low	Dividends
2007
Fourth Quarter	$17.47	$15.30	$0.14
Third Quarter	17.14	15.50	0.14
Second Quarter	17.49	15.85	0.14
First Quarter	16.92	16.40	0.14
2006
Fourth Quarter	$18.06	$16.00	$0.14
Third Quarter	17.50	16.00	0.14
Second Quarter	18.50	16.54	0.14
First Quarter	18.45	16.95	0.14
The Company anticipates that it will continue to pay dividends during 2008. On March 7, 2008, there were approximately 838 holders of common stock. This number does not reflect the number of persons or entities who hold their stock in nominee or “street” name through various brokerage firms. During the year ended December 31, 2007, there were 90,356 shares of stock repurchased under the Company’s previously announced stock buyback program.
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
The following table sets forth information with respect to any purchase made by or on behalf of LSB Corporation or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of LSB Corporation common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet
	Total number of	Average price paid	publicly announced	purchased under the
	Shares purchased	per share	plans or programs	plans or program(1)
2007
October 1 – October 31	4,000	$15.85	4,000	170,044
November 1 – November 30	30,400	$15.87	30,400	139,644
December 1 – December 31	None		None

Total fourth quarter	34,400	$15.87	34,400	139,644

(1)	On April 26, 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. The Company has placed no deadline on the duration of the repurchase program. There were no shares purchased other than through this publicly announced plan or program.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

December 31, (Dollars in Thousands, Except Per Share Data),	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$621,651	$542,965	$521,800	$518,477	$466,108
Loans, gross	358,113	288,163	234,611	232,810	211,503
Allowance for loan losses	4,810	4,309	4,126	4,140	4,220
Federal funds sold	56	11,871	198	209	889
Investment securities	230,596	218,682	260,046	263,303	232,878
Deposits	322,083	295,662	303,087	299,106	272,540
Borrowed funds	235,351	184,782	153,380	157,263	133,352
Stockholders’ equity	60,298	58,531	59,922	57,838	55,002

Year Ended December 31,	2007	2006	2005	2004	2003
Operating Data:
Interest income	$35,008	$28,956	$25,558	$22,331	$21,334
Interest expense	19,681	15,160	11,638	8,520	8,977

Net interest income	15,327	13,796	13,920	13,811	12,357
Provision (credit) for loan losses	645	160	–	(300)	–
Losses on sales of investment securities	–	(2,417)	–	–	(14)
Gains on pension plan termination	762	602	–	–	–
Other non-interest income	1,922	1,410	1,555	1,553	1,622
Lawsuit judgment collected	–	–	2,233	2,280	1,996
Salaries and employee benefits expense	6,836	7,399	6,899	6,507	5,923
Other non-interest expense	4,721	5,621	4,245	4,157	3,815

Income before income taxes	5,809	211	6,564	7,280	6,223
Income tax expense	2,091	85	2,407	2,600	2,087

Net income	$3,718	$126	$4,157	$4,680	$4,136

Basic earnings per share	$0.81	$0.03	$0.94	$1.09	$0.98
Diluted earnings per share	$0.81	$0.03	$0.92	$1.05	$0.94

At or for the year ended December 31,	2007	2006	2005	2004	2003
Other Data:
Efficiency ratio	67.00%	85.66%	72.19%	69.72%	72.07%
Interest rate spread	2.19%	2.22%	2.34%	2.64%	2.57%
Net interest margin on average earning assets	2.72	2.68	2.66	2.91	2.90
Return on average assets (net income / average assets)	0.64	0.02	0.77	0.96	0.94
Return on average equity (net income / average stockholders’ equity)	6.35	0.22	7.14	8.33	7.76
Dividend payout ratio (dividends declared per share divided by diluted earnings per share)	69.14	n/m	60.87	49.52	51.06
Average stockholders’ equity to average assets ratio	10.10	10.80	10.81	11.53	12.16
Cash dividends declared and paid per common share	$0.56	$0.56	$0.56	$0.52	$0.48
Book value per share at year end	13.35	12.74	13.42	13.33	12.99
Tangible book value per share at year end (excludes accumulated other comprehensive income/loss)	13.26	13.05	13.58	13.43	12.98
Market value per share	16.00	16.57	17.35	18.52	17.31

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
Non-interest income includes net gains or losses on sales of investment securities and various fees. Customers’ loan and deposit accounts generate various amounts of fee income depending on the product selected. The Company receives fee income from servicing loans that were sold in previous periods. Non-interest income is primarily impacted by the volume of customers’ transactions, which could change in response to changes in interest rates, pricing and competition.
Non-interest expenses include salaries and employee benefits, occupancy and equipment, professional, data processing and other expenses of the Company, which generally are directly related to business volume and are managed by a budget process.
Provisions for income taxes are directly related to earnings of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, as well as the mix of earnings among the different entities would affect the amount of income tax expense reported and the overall effective income tax rate recorded.
For the past several years, short-term market interest rates (which are used as a general guide in pricing deposits) have increased while longer-term market interest rates (which are used to benchmark the pricing on loans) have not changed by similar amounts. While the Bank has had success in changing the mix of the asset structure into higher yielding commercial real estate and construction loans and away from lower yielding investments, it is still challenged in generating deposit balances, and in particular, lower costing core deposit accounts. This compression is felt throughout the banking industry, but the Company is particularly vulnerable since a relatively large portion of its earning assets are funded by wholesale borrowings. The Company is committed to maintaining its current strategy of improving the overall yield of the assets while carefully managing its cost of funds to the best of its abilities.
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
INCOME TAXES
Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax valuation allowances are established and based on management’s judgment as to whether it is more likely than not that all or some portion of the future tax benefits of prior operating losses will be realized. For example, a deferred tax valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income in the carry-forward period. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.
For a further discussion on income taxes, see Results of Operations – Income Taxes, below and Notes 1 & 8 to the Consolidated Financial Statements.
INVESTMENT SECURITIES
The measurement of the impairment of the securities portfolio requires an evaluation process that considers both the historical and current financial performance and environment of the security, credit worthiness of the issuer, and potential recovery measures of each impaired investment. Management periodically reviews all securities to identify those that show signs of impairment. Once identified, these securities are monitored and evaluated based upon the above considerations and if the decline in fair value is below the cost basis of an investment and is judged to be other-than-temporary, the cost basis is written down to the current fair value and the amount of the write-down is included in the results of operations. For a further discussion on investment securities, see Financial Condition of Investment Securities, below and Notes 1 & 2 to the Consolidated Financial Statements.
FINANCIAL CONDITION
OVERVIEW
Total assets increased to $621.7 million at December 31, 2007 up from $543.0 million at December 31, 2006. The increase in asset size is mainly attributable to strong loan growth since year end 2006 of $70.0 million, an increase of $11.9 million in investment securities available for sale portfolio and the purchase of Bank-owned life insurance (“BOLI”) amounting to $10.2 million, partially offset by a decrease of $11.8 million federal funds sold. The funding of the loan growth was derived from an increase of $50.6 million in total borrowed funds coupled with an increase in deposits by $26.4 million from 2006.
INTEREST EARNING ASSETS
The Company manages its earning assets by utilizing available capital resources in a manner consistent with the Company’s credit, investment and leverage policies. Loans, U.S. Treasury and government-sponsored enterprise obligations, mortgage-backed securities, other investment securities, and short-term investments comprise the Company’s earning assets. Total earning assets averaged $562.5 million in 2007, an increase of $47.9 million or 9.3% from 2006.
One of the Company’s primary objectives continues to be the origination of loans that are soundly underwritten and collateralized. The Company’s average loan portfolios increased $72.6 million in 2007 to $326.1 million.
The Company increases the investment portfolio through funds obtained from depositors, the FHLBB, repurchase agreements and other borrowings when it is profitable to do so. The average balance of investment securities, including U.S. Treasury and government-sponsored enterprise obligations, mortgage-backed securities, other bonds and equity securities, and short-term investments amounted to $236.4 million in 2007 as compared to $261.1 million in 2006. These securities represent 40.8% of the Company’s total average assets at December 31, 2007 versus 49.3% of total average assets at December 31, 2006.
INVESTMENT SECURITIES
The investment portfolio totaled $230.6 million and $218.7 million, respectively, at December 31, 2007 and 2006, reflecting an increase of $11.9 million or 5.4% in 2007. During 2007, the largest increase of $39.0 million was in mortgage-backed securities.

Also experiencing an increase was equity securities of $5.1 million. Partially offsetting these increases were decreases in government-sponsored enterprises, collateralized mortgage obligations, and corporate obligations, decreasing $18.5 million, $11.4 million, and $1.5 million, respectively. The change in mix in the investment securities portfolio for 2006 was primarily due to the second quarter 2006 balance sheet restructuring, with most of the sales coming from government-sponsored enterprise and collateralized mortgage obligations (“CMOs”), partially offset by purchases of mortgage-backed securities (“MBSs”) and, to a lesser extent, corporate bonds. The balance sheet restructuring resulted in the sale of $78.5 million of low-yielding investments were sold at a pre-tax loss of $2.4 million and $50 million of the proceeds were reinvested in higher yielding securities. For more information on investment securities, see Note 2 of the Consolidated Financial Statements.
The fair value and percentage distribution of investment securities available for sale at December 31, follow:

	2007		2006		2005
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
U. S. Treasury bonds	$5,541	2.4%	$5,214	2.4%	$4,769	10.3%
Government-sponsored enterprise obligations	15,810	6.9%	35,190	16.1%	9,667	20.9%
Mortgage-backed securities	136,703	59.3%	97,898	44.8%	3,364	7.3%
Collateralized mortgage obligations	60,147	26.1%	71,555	32.7%	24,329	52.3%
Corporate obligations	5,820	2.5%	7,364	3.4%	3,046	6.6%
Mutual funds	959	0.4%	947	0.4%	955	2.1%
Equity securities	5,616	2.4%	514	0.2%	233	0.5%

Total	$230,596	100.0%	$218,682	100.0%	$46,363	100.0%

The amortized cost and percentage distribution of investment securities held to maturity at December 31, 2005 follow:

(Dollars in Thousands)	Amount	Percent
Government-sponsored enterprise obligations	$87,017	40.7%
Mortgage-backed securities	43,701	20.5%
Collateralized mortgage obligations	70,415	32.9%
Corporate obligations	11,024	5.2%
Municipal obligations	1,526	0.7%

Total	$213,683	100.0%

The maturities and weighted average yields using the fair value of investment securities available for sale at December 31, 2007, follow:

	Within	Weighted	One to	Weighted	Five	Weighted	Over
	One	Average	Five	Average	to Ten	Average	Ten	Average	Average
(Dollars in Thousands)	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield
U. S. Treasury bonds and government-sponsored enterprise obligations	$5,474	5.19%	$10,841	4.20%	$5,036	3.26%	$—	—%	$21,351	4.22%
Mortgage-backed securities	—	—%	5,580	4.02%	13,863	3.77%	117,260	5.87%	136,703	5.57%
Collateralized mortgage obligations	—	—%	—	—%	11,157	4.18%	48,990	4.49%	60,147	4.43%
Corporate obligations	—	—%	5,820	5.48%	—	—%	—	—%	5,820	5.48%

Total	$5,474	5.19%	$22,241	4.50%	$30,056	3.84%	$166,250	5.46%	$224,021	5.13%

LOANS
Total loans at December 31, 2007 and 2006 amounted to $358.1 million and $288.2 million, respectively, reflecting an increase of $70.0 million or 24.3% in 2007. Corporate loans increased $57.3 million or 29.1% during 2007. Commercial real estate loans increased $35.1 million or 24.6% and commercial and construction loans increased $17.6 million or 161.9% and $4.6 million or 10.6%, respectively. Retail loans increased $12.6 million or 13.8%. Residential real estate loans and home equity loans increased $9.9 million or 14.1% and $2.7 million or 13.3%, respectively, while consumer loans increased modestly. The Company believes that the increase in the portfolios was primarily due to customers taking advantage of the low interest rate environment. For more information on loans, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, Interest Rate Sensitivity and Note 4 to the Consolidated Financial Statements.
The components of the loan portfolio at December 31, follow:

	2007		2006		2005		2004		2003
(Dollars in Thousands)	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Residential real estate loans:
Fixed rate	$49,513	13.8%	$39,076	13.5%	$34,028	14.5%	$33,061	14.2%	$33,059	15.7%
Adjustable rate	30,230	8.4	30,800	10.7	28,159	12.0	26,996	11.6	23,958	11.3
Loans held for sale	—	—	—	—	472	0.2	—	—	338	0.2

	79,743	22.2	69,876	24.2	62,659	26.7	60,057	25.8	57,355	27.2

Home equity loans:
Fixed rate	13,821	3.9	11,170	3.9	3,592	1.5	3,535	1.5	5,882	2.7
Adjustable rate	9,225	2.6	9,169	3.2	6,820	2.9	5,334	2.3	4,354	2.1

	23,046	6.5	20,339	7.1	10,412	4.4	8,869	3.8	10,236	4.8

Consumer loans	1,007	0.3	975	0.3	468	0.2	699	0.3	564	0.3

Total retail loans	103,796	29.0	91,190	31.6	73,539	31.3	69,625	29.9	68,155	32.3

Construction loans	47,885	13.4	43,283	15.0	24,137	10.3	15,211	6.5	16,040	7.6
Commercial real estate loans:
Fixed rate	33,920	9.5	17,434	6.1	14,793	6.3	18,629	8.0	16,508	7.8
Adjustable rate	144,048	40.2	125,386	43.5	112,824	48.1	112,976	48.5	95,995	45.3

	177,968	49.7	142,820	49.6	127,617	54.4	131,605	56.5	112,503	53.1

Commercial loans	28,464	7.9	10,870	3.8	9,318	4.0	16,369	7.1	14,805	7.0

Total corporate loans	254,317	71.0	196,973	68.4	161,072	68.7	163,185	70.1	143,348	67.7

Total loans	358,113	100.0%	288,163	100.0%	234,611	100.0%	232,810	100.0%	211,503	100.0%

Allowance for loan losses	4,810		4,309		4,126		4,140		4,220

Loans, net	$353,303		$283,854		$230,485		$228,670		$207,283

The maturity distribution for construction and commercial loans at December 31, 2007, follows:

		Due After
	Due Within	One Through	Due After
(In Thousands)	One Year	Five Years	Five Years	Total
Construction	$22,133	$17,777	$7,975	$47,885
Commercial	15,903	6,310	6,251	28,464

Total	$38,036	$24,087	$14,226	$76,349

Of construction loans and commercial loans maturing more than one year after December 31, 2007, $5.0 million have fixed rates and $33.3 million have floating or variable rates.
At December 31, 2007, the Bank had commercial loan balances participated out to various banks amounting to $8.2 million, compared to $2.9 million at December 31, 2006. These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Bank is the participating institution are carried at the Bank’s pro rata share of ownership and amounted to $14.0 million, respectively, at December 31, 2007 and December 31, 2006. The Bank performs an independent credit analysis of each commitment prior to participation in the loan.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The allowance balance reflects management’s assessment of estimated credit losses inherent in the Bank’s loan portfolio and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan-by-loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing the allowance. The Company believes that the allowance for loan losses reflects all information available at the end of each year. The Company considers the current year end 2007 level of the allowance for loan losses to be appropriate and adequate. The allowance as a percentage of total loans was 1.34% at December 31, 2007 and 1.50% at December 31, 2006. Notwithstanding the increase in non-performing loans at December 31, 2007 and December 31, 2006, which were primarily due to a single borrower with multiple loans with the Bank, the corporate loan portfolio had moderate delinquencies throughout the year. The low levels of delinquent loans and sustained asset quality of the loan portfolio combined with the minimal levels of loan charge-offs contributed to the reasonableness of the allowance coverage to decline to 1.34% as of December 31, 2007. See Note 1 to the Consolidated Financial Statements for the accounting policy related to the allowance for loan losses.
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
The level of loan growth during 2007 experienced in all corporate loan categories, combined with the increase in the levels of total corporate loans in proportion to total loans as well as an increase in total loan charge-offs resulted in a charge to the provision for loan losses of $645,000 in the year 2007 compared to a charge to the provision in 2006 in the amount of $160,000. The Company had net charge-offs of $144,000 in 2007 and net recoveries of $23,000 in 2006.
The following table summarizes changes in the allowance for loan losses for the years ended December 31:

(Dollars in Thousands)	2007	2006	2005	2004	2003
Balance at beginning of year	$4,309	$4,126	$4,140	$4,220	$4,167
Charge-offs by loan type:
Residential mortgage	—	—	—	(25)	—
Commercial	—	—	—	—	—
Commercial real estate	(121)	—	—	—	—
Consumer	(36)	(30)	(25)	(20)	—

Total charge-offs	(157)	(30)	(25)	(45)	—

Recoveries by loan type:
Residential mortgage	—	—	—	—	31
Commercial	—	—	—	—	—
Commercial real estate	3	32	2	254	16
Consumer	10	21	9	11	6

Total recoveries	13	53	11	265	53

Net (charge-offs) recoveries	(144)	23	(14)	220	53
Provision (credit) for loan losses	645	160	—	(300)	—

Ending balance	$4,810	$4,309	$4,126	$4,140	$4,220

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	(0.04)%	0.01%	(0.01)%	0.10%	0.02%

Allowance as a % of total loans	1.34%	1.50%	1.76%	1.78%	2.00%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the years ended December 31. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in Thousands)	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Construction, commercial and commercial real estate	$4,338	71.0%	$3,606	68.4%	$3,530	68.7%	$3,408	70.1%	$3,175	67.7%
Residential mortgage and home equity	353	28.7	297	31.3	290	31.1	273	29.6	270	32.0
Consumer	36	0.3	39	0.3	21	0.2	30	0.3	26	0.3
Unallocated	83	N/A	367	N/A	285	N/A	429	N/A	749	N/A

	$4,810	100.0%	$4,309	100.0%	$4,126	100.0%	$4,140	100.0%	$4,220	100.0%

In determining the adequacy of the allowance for loan losses, the Company aggregates estimated credit losses on individual loans, pools of loans and other pools of risk having geographic, industry or other common exposures where inherent losses are identified or anticipated. Construction, commercial and commercial real estate loans are reviewed individually for impairment and are evaluated for collectibility and an allocation is made based on an assessment of the net realizable value of any collateral. The Company categorizes non-impaired loans into different pools of risk. Each risk level allocation factor has been determined based upon the Company’s estimate of expected loss for loans with similar credit characteristics based upon historical loss experience, together with the Company’s assessment of economic conditions and other relevant factors that may have an impact on or may affect repayment of loans in these pools.
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
Based upon these evaluations, changes to the reserve provision may be made to maintain the overall level of the reserve at a level that the Company deems appropriate and adequate to cover the estimated credit losses inherent in the Company’s loan portfolio.
POTENTIAL PROBLEM LOANS
The Company has a loan review and grading system. During the loan review process, deteriorating conditions of certain loans are identified in which erosion of the borrower’s ability to comply with the original terms of the loan agreement could potentially result in the future classification of the loan as a risk asset. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. There were no potential problem loans identified at December 31, 2007 or December 31, 2006 other than those already classified as non-performing or impaired for the respective periods.

RISK ASSETS
Risk assets consist of non-performing loans, OREO, and restructured loans. The following paragraphs define each of these categories. The components of risk assets at December 31, follow:

(Dollars in Thousands)	2007	2006	2005	2004	2003
Risk assets:
Non-performing loans:
Residential real estate	$281	$37	$32	$—	$—
Commercial real estate	1,242	1,020	—	—	—

Total non-performing loans	1,523	1,057	32	—	—

Other real estate owned:
Land	—	—	—	34	47
OREO valuation allowance	—	—	—	(34)	(45)

Total other real estate owned	—	—	—	—	2

Total risk assets	$1,523	$1,057	$32	$—	$2

Risk assets as a percent of total loans and OREO	0.4%	0.4%	0.0%	0.0%	0.0%

Risk assets as a percent of total assets	0.2%	0.2%	0.0%	0.0%	0.0%

Non-performing loans consist of both (i) loans 90 days or more past due, and (ii) loans placed on a non-accrual status because full collection of the principal balance is in doubt. Non-performing loans at December 31, 2007 and 2006 were $1.5 million and $1.1 million, respectively. Impaired loans at December 31, 2007 and 2006 were $1.5 million and $1.0 million, respectively.
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
INTEREST BEARING LIABILITIES
The Company’s earning assets are primarily funded with deposits, securities sold under agreements to repurchase, FHLBB advances and stockholders’ equity. The Company manages its interest bearing liabilities to maintain a stable source of funds while providing competitively priced deposit accounts. Interest bearing deposits include regular savings accounts, NOW and Super NOW accounts, money market accounts, and certificates of deposit. Another source of funds is brokered certificates of deposit.
In 2007 total average interest bearing liabilities were $488.1 million which was a $44.2 million or 9.9% decrease from $444.0 million in 2006. Average total interest bearing deposits of $283.7 million comprised 58.1% of interest bearing liabilities in 2007 while in 2006 such deposits totaling $278.6 million comprised 62.7% of interest bearing liabilities.
Changing interest rates can affect the mix and level of various deposit categories. The higher average interest rate paid on certificates of deposit and money market accounts had an impact on the overall interest rate paid on deposits and caused an increase of 92 basis points in 2007 and 87 basis points in 2006 from the prior year. The average balance of money market investment accounts decreased by $2.7 million to $74.5 million in 2007, and decreased by $3.2 million to $77.1 million in 2006 from the prior year. The average balance of NOW and Super NOW accounts decreased by $9.9 million to $18.0 million in 2007 and decreased by $10.7 million to $27.9 million in 2006 from the prior year. Savings accounts decreased by $7.1 million to $30.9 million in 2007 and decreased by $6.6 to $38.1 million in 2006 from the prior year. The average balance of certificates of deposit increased by $24.8 million to $160.3 million in 2007 and increased by $13.0 million to $135.5 million in 2006 from the prior year.
Average borrowed funds in 2007, 2006 and 2005 were $204.4 million, $165.4 million and $171.6 million, respectively, including advances from the FHLB and other borrowed funds. The increase of $39.0 million in 2007 resulted from an increase in borrowings to fund the continued strong loan growth during 2007. The decrease of $6.2 million in 2006 resulted from the paydown of borrowed funds as they matured.
DEPOSITS
Total deposits increased $26.4 million or 8.9% during 2007 to $322.1 million at December 31, 2007 from $295.7 million at December 31, 2006. Certificates of deposit had the largest increase of $32.6 million or 23.3% from the prior year. Also increasing were money market investment accounts by $1.5 million in 2007 and NOW accounts by $170,000. These increases were partially offset by decreases in savings accounts of $5.2 million or 15.5%, and demand deposits of $2.6 million. For more information, see Note 6 to the Consolidated Financial Statements.

BORROWED FUNDS
Total borrowed funds increased $50.6 million or 27.4% during 2007 to $235.4 million at December 31, 2007, from $184.8 million at December 31, 2006. Long-term FHLBB advances totaled $202.4 million in 2007 versus $143.5 million in 2006, an increase of $58.9 million due to utilization of available credit in a low interest rate environment. Long-term wholesale repurchase agreements totaled $25.0 million in 2007. There were no wholesale repurchase agreements in 2006.
Short-term borrowed funds are comprised of FHLBB Ideal Way advances totaling $800,000 in 2007, FHLBB short-term advances which totaled $36.0 million at December 31, 2006, customer repurchase agreements which totaled $7.2 million and $5.3 million, respectively, in 2007 and 2006. See Note 7 to the Consolidated Financial Statements for further information on the long-term and short-term borrowings.
RESULTS OF OPERATIONS
OVERVIEW
The Company’s net earnings amounted to $3.7 million or $0.81 diluted earnings per share, $126,000 or $0.03 diluted earnings per share and $4.2 million or $0.92 diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, the Company recorded the final settlement gain of $762,000 in connection with the pension plan termination, recorded a provision for loan losses of $645,000 due to continued corporate loan growth and also recorded $200,000 in increases to cash surrender value of the BOLI purchased during 2007. Non-interest expenses declined by $1.5 million in 2007.
During 2006, the Company undertook a balance sheet restructuring whereby $80 million of investments were sold at a loss of $2.4 million (after tax $1.6 million). These investment securities had an average yield of 3.30%, an average life of 2 years and represented almost 30% of the investment portfolio. Approximately $50 million of the proceeds were reinvested in securities yielding 5.7% with and average life of 4.2 years. In 2006, the Company incurred $522,000 in costs related to the name change of its subsidiary bank to River Bank and $780,000 in costs related to severance payments to former employees. The Company also terminated its defined benefit plan in 2006, which resulted in a $602,000 curtailment gain as future pension benefit obligations ceased. In 2005, the Company reported the Bank’s receipt of a final distribution of $2.2 million (after tax $1.3 million) from the bankruptcy proceeding of a debtor. The diluted earnings per share impact of the final distribution was approximately $0.29 per share based on average diluted shares outstanding at December 31, 2005. The $2.2 million final distribution was recorded as lawsuit judgment collected and included in non-interest income for the year ended December 31, 2005.
The Company’s net interest income, which is the difference between interest earned on assets and interest paid on liabilities, totaled $15.3 million in 2007, $13.8 million in 2006 and $13.9 million in 2005. The increase in 2007 versus 2006 can be attributed to higher average volumes of loans and investment securities. These increases to net interest income were negatively impacted by higher rates paid on deposits, chiefly certificates of deposit, coupled with a rise in certificates of deposit average volumes and average volumes of borrowed funds. The decrease in 2006 versus 2005 can be attributed to higher costs of deposits and borrowed funds. Net interest income was positively impacted by higher yields on loans and investment securities. These increases to net interest income were negatively impacted by higher rates paid on deposits and borrowed funds. The Company’s net interest margin was 2.72% in 2007 versus 2.68% and 2.66% in 2006 and 2005, respectively. The increase in 2006 was primarily due to higher yields on interest bearing assets.
The Bank recorded a provision for loan losses of $645,000 and $160,000 in 2007 and 2006, respectively. The Bank made no provision in 2005 due to the low level of risk assets and minimal delinquent loans and lack of loan growth.
Non-interest income amounted to $2.7 million in 2007 compared to non-interest loss of $405,000 in 2006 and non-interest income of $3.8 million in 2005. Excluding the loss on sale of investments, curtailment gains and the lawsuit judgment collected noted above, non-interest income increased to $1.9 million in 2007 while decreasing slightly to $1.4 million in 2006 compared to $1.6 million for the year ended 2005.
Non-interest expense totaled $11.6 million in 2007, $13.0 million in 2006 and $11.1 million in 2005. The decrease in 2007 resulted from a decline in salaries and employee benefits of $563,000 due to a reduction in head count. The increase in 2006 is attributed to an increase in salaries and employee benefits expenses of $500,000 which included severance payments related to former employees. Occupancy and equipment expenses decreased $148,000 in 2007 due to a decrease in repairs and maintenance of $162,000 partially offset by an increase of $20,000 in utilities compared to an increase of $425,000 in 2006 and included repair costs related to the flood at the Bank’s headquarters, net of insurance. Data processing expenses decreased by $17,000 and included a decrease of $60,000 in maintenance partially offset by an increase of $30,000 in computer software license fees. Professional fees decreased in 2007 due to decreased consulting expenses and tax preparation expenses. Other non-interest expenses decreased by $601,000 due to the lack of costs associated with the name change of the Company’s subsidiary bank to River Bank incurred in 2006.

The Company recognized income tax expense of $2.1 million in 2007, $85,000 in 2006 and $2.4 million in 2005. The effective tax rates for each of the years ended December 31 were 36.0% in 2007, 40.3% in 2006 and 36.7% in 2005. The decrease in the effective tax rate during 2007 was the result of permanent differences such as officers’ life insurance and tax exempt municipal income which can have an impact on the effective income tax rate as it relates to pre-tax income. Additionally, the subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable income within the group can change. The decrease in the income tax expense during 2006 was the result of a decrease in pre-tax income of $6.4 million, while the increase in the effective income tax rate for 2006 was due to the curtailment gain on the termination of the pension taxed at a higher rate.
AVERAGE BALANCES, NET INTEREST INCOME AND AVERAGE INTEREST RATES
The table below presents the Company’s average balance sheet, net interest income and average interest rates for the years ended December 31. Average loans include non-performing loans.

	2007			2006			2005
			Average			Average			Average
	Average		Interest	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Assets
Loans:
Residential real estate	$73,122	$4,132	5.65%	$65,815	$3,573	5.43%	$60,733	$3,170	5.22%
Home equity	20,946	1,332	6.36	14,294	872	6.10	9,500	502	5.28
Consumer	874	59	6.75	670	42	6.27	631	38	6.02

Total retail loans	94,942	5,523	5.82	80,779	4,487	5.55	70,864	3,710	5.24

Construction	51,940	4,720	9.09	32,678	2,994	9.16	19,164	1,437	7.50
Commercial real estate	157,769	11,554	7.32	131,091	9,478	7.23	131,755	8,965	6.80
Commercial	21,454	1,697	7.91	8,999	729	8.10	12,506	828	6.62

Total corporate loans	231,163	17,971	7.77	172,768	13,201	7.64	163,425	11,230	6.87

Total loans	326,105	23,494	7.20	253,547	17,688	6.98	234,289	14,940	6.38

Investment securities:
U.S. Treasury and government- sponsored enterprise obligations	33,777	1,349	3.99	67,842	2,326	3.43	111,167	3,473	3.12
Other bonds and equity securities	18,626	1,108	5.95	21,778	1,029	4.72	27,885	1,057	3.79
CMO’s and mortgage-backed securities	170,526	8,386	4.92	163,847	7,514	4.59	147,449	5,986	4.06
Short-term investments	13,489	671	4.97	7,655	399	5.21	3,067	102	3.33

Total investment securities	236,418	11,514	4.87	261,122	11,268	4.32	289,568	10,618	3.67

Total interest earning assets	562,523	35,008	6.22%	514,669	28,956	5.63%	523,857	25,558	4.88%

Allowance for loan losses	(4,505)			(4,188)			(4,150)
Other assets	21,223			18,870			18,545

Total assets	$579,241			$529,351			$538,252

Liabilities and Stockholders’ Equity

Deposits:
Regular savings accounts	$30,917	$154	0.50%	$38,058	$189	0.50%	$44,676	$221	0.49%
NOW and super NOW accounts	18,013	33	0.18	27,915	38	0.14	38,601	47	0.12
Money market accounts	74,484	2,256	3.03	77,148	1,944	2.52	80,338	1,355	1.69
Certificates of deposit	160,289	7,639	4.77	135,475	5,154	3.80	122,434	3,421	2.79

Total interest bearing deposits	283,703	10,082	3.55	278,596	7,325	2.63	286,049	5,044	1.76
Borrowed funds	204,431	9,599	4.70	165,388	7,835	4.74	171,615	6,594	3.84

Total interest bearing liabilities	488,134	19,681	4.03%	443,984	15,160	3.41%	457,664	11,638	2.54%

Non-interest bearing deposits	29,444			23,506			19,005
Other liabilities	3,147			4,667			3,375

Total liabilities	520,725			472,157			480,044
Stockholders’ equity	58,516			57,194			58,208

Total liabilities and stockholders’ equity	$579,241			$529,351			$538,252

Net interest rate spread			2.19%			2.22%			2.34%
Net interest income		$15,327			$13,796			$13,920

Net interest margin on average earning assets			2.72%			2.68%			2.66%

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

	2007 vs. 2006			2006 vs. 2005
	Change due to		Total	Change due to		Total
(In Thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest income:
Loans:
Residential real estate	$409	$150	$559	$272	$131	$403
Equity	422	38	460	283	87	370
Consumer	14	3	17	2	2	4

Total retail loans	845	191	1,036	557	220	777

Construction	1,751	(25)	1,726	1,184	373	1,557
Commercial real estate	1,952	124	2,076	(45)	558	513
Commercial	986	(18)	968	(261)	162	(99)

Total corporate loans	4,689	81	4,770	878	1,093	1,971

Total interest on loans	5,534	272	5,806	1,435	1,313	2,748

Investment securities:
U.S. Treasury and Government Agency obligations	(1,312)	335	(977)	(1,459)	312	(1,147)
Other bonds and equity securities	(163)	242	79	(258)	230	(28)
Mortgage-backed securities	314	558	872	706	822	1,528
Short-term investments	291	(19)	272	215	82	297

Total investments	(870)	1,116	246	(796)	1,446	650

Total interest income	4,664	1,388	6,052	639	2,759	3,398

Interest expense:
Deposits:
Regular savings accounts	(36)	1	(35)	(33)	1	(32)
NOW and Super NOW accounts	(16)	11	(5)	(14)	5	(9)
Money market accounts	(69)	381	312	(56)	645	589
Certificates of deposit	1,044	1,441	2,485	394	1,339	1,733

Total interest bearing deposits	923	1,834	2,757	291	1,990	2,281
Borrowed funds	1,803	(39)	1,764	(254)	1,495	1,241

Total interest expense	2,726	1,795	4,521	37	3,485	3,522

Net interest income	$1,938	$(407)	$1,531	$602	$(726)	$(124)

NET INTEREST INCOME
Net interest income is the difference between the interest income earned on earning assets and the interest expense paid on interest bearing liabilities. Interest income and interest expense are affected by changes in earning assets and interest bearing liability balances in addition to changes in interest rates. The Company’s net interest income was $15.3 million in 2007, $13.8 million in 2006 and $13.9 million in 2005.
Interest income from earning assets was $35.0 million, $29.0 million and $25.6 million in 2007, 2006 and 2005, respectively. The increase in interest income during 2007 versus 2006 was mainly attributable to an increase in the average volume of loans coupled with a rise in rates on both loans and investment securities. These increases were partially offset by higher average volumes of deposits and borrowed funds coupled with an increase in deposit rates and a decrease in the volume of investment securities. The increase in interest income during 2006 versus 2005 was mainly attributable to higher interest rates earned on investment securities coupled with increases in the average volume of loans. These increases were partially offset by a decrease in the average volume of investment securities.
Average loan balances increased during 2007 from 2006 and in 2006 from 2005. The increase in 2007 and 2006 was mainly attributable to an increase of $58.4 and $9.3 million, respectively, in average corporate loans. The increase in average loan balances and rising average rates during 2007 contributed $5.8 million to interest income mainly attributable to an increase in commercial real estate and construction loan volumes which contributed $2.0 million and $1.8 million, respectively, and higher interest rates on commercial real estate loans increasing interest income by $124,000.

The increase in average loan balances and rising average rates during 2006 contributed $2.7 million to interest income mainly attributable to (a) an increase in commercial real estate volume which contributed $1.1 million and (b) higher interest rates on commercial real estate loans increasing interest income by $931,000.
Average investment security balances decreased during 2007 and 2006 while increasing in 2005. However, interest income increased during 2007 and 2006 from 2005. The increases contributed $650,000 and $1.6 million to interest income during 2006 and 2005, respectively, mainly attributable to an increase in interest rates on mortgage-backed securities in 2006 contributing $822,000 to interest income and a rise in the volume of mortgage-backed securities in 2006 contributing $706,000 to interest income. The increases in 2005 contributed $2.5 million, mainly due to higher mortgage-backed securities average volume contributing $2.1 million and higher rates contributing $385,000.
Interest expense on interest bearing deposits was $10.1 million in 2007, compared to $7.3 million in 2006 and $5.0 million in 2005. In 2007, average interest bearing deposits increased mainly attributable to an increase in certificates of deposit partially offset by decreases in NOW accounts, money market accounts and savings accounts. In 2006, average interest bearing deposits decreased due mainly to a decrease in money market accounts accompanied by decreases in both regular savings and NOW accounts partially offset by an increase in certificates of deposit.
Interest expense rose during 2007 and 2006 attributable mainly to an increase to all deposit rates, coupled with an increase in the volume of certificates of deposit. Average rates paid on certificates of deposit rose during 2007 by 97 basis points to 4.77% from 2006 resulting in a rise to interest expense of $1.4 million and a rise of $1.0 million relating to an increase in average volumes. Average rates paid on certificates of deposit increased to 3.80% during 2006 from 2.79% in 2005 resulting in an increase of $1.3 million in interest expense in 2006 while the increase in average volume caused an increase to interest expense of $394,000. Average rates paid on money market accounts increased 51 basis points in 2007 to 3.03% from 2006 which contributed $381,000 to interest expense during 2007. Average rates paid on money market investment accounts rose to 2.52% in 2006 from 1.69% in 2005 increasing interest expense by $645,000.
Interest expense on borrowed funds increased to $9.6 million and $7.8 million during 2007 and 2006, respectively, from $6.6 million in 2005. Average balances of borrowed funds increased during 2007 to $204.4 million from $165.4 million in 2006 and $171.6 million in 2005. The increase in volume resulted in a rise in interest expense of $1.8 million during 2007 while the decreases in volume reduced interest expense $254,000 in 2006 from 2005. In 2007, average rates on borrowed funds declined by 4 basis points while in 2006, average rates on borrowed funds rose by 90 basis points and during 2005 rates increased 36 basis points from the prior year. These changes caused a decline of $39,000 to interest expense during 2007 and contributed $1.5 million to interest expense in 2006. Interest expense on total interest bearing liabilities totaled $19.7 million, $15.2 million and $11.6 million during 2007, 2006 and 2005, respectively.
During most of 2007, 2006 and 2005 the Company operated in a rising rate environment which resulted in higher yields on assets and a rising cost of funds. The average yield on earning assets in 2007 increased 59 basis points to 6.22%, in 2006 increased 75 basis points to 5.63%, as compared to 4.88% in 2005. The average rate paid on interest bearing liabilities in 2007 was 4.03%, an increase of 62 basis points, in 2006 was 3.41%, or an increase of 87 basis points compared to 2.54% in 2005. As a result of the foregoing, the net interest rate spread in 2007 was 2.19%, a 3 basis point decrease, in 2006 was 2.22%, a 12 basis point decrease from 2005 in which the net interest rate spread was 2.34%. The Company’s net-interest margin increased to 2.72% in 2007 from 2.68% and 2.66% in 2006 and 2005, respectively.
PROVISION FOR LOAN LOSSES
The Company made a provision for loan losses in 2007 and 2006 in the amount of $645,000 and $160,000, respectively. The Company made no provision for loan losses in 2005. The level of loan growth experienced, primarily in the corporate loan categories, during 2007 and 2006 resulted in the provisions for loan losses in 2007 and 2006. Other considerations included the level of delinquent loans and risk assets as well as the level of loan charge-offs. The absence of a provision for loan losses in 2005 was based on management’s assessment of overall asset quality of the Company, the low level of delinquent loans, and the lack of loan growth.
NON-INTEREST INCOME (LOSS)
The Company’s non-interest income was $2.7 million for 2007 as compared to a non-interest loss of $405,000 for 2006 and to non-interest income of $3.8 million for 2005. The increase in 2007 was mainly attributable to the absence of a loss on sales of investment securities coupled with increases in all other income categories. The loss in 2006 was mainly due to a balance sheet restructuring which resulted in the loss on the sale of investment securities of $2.4 million. This was partially offset by a curtailment gain on pension termination of $602,000. In 2005, non-interest income grew primarily due to the lawsuit judgment collection amounting to $2.2 million. Excluding such balance sheet restructuring, lawsuit recoveries, and pension terminations, non-interest income increased to $1.9 million in 2007 from $1.4 million in 2006 and $1.6 million in 2005.

Deposit account fees increased to $1.0 million in 2007 from $792,000 in 2006 and $870,000 in 2005. The increase in 2007 resulted from a rise in overdraft fees. Loan servicing fees increased to $189,000 for the year ended 2007, from $105,000 in 2006 and $162,000 in 2005. The increase in 2007 is due primarily to an increase in prepayment penalties on commercial real estate loan payoffs. The decrease in 2006 is due to the acceleration of amortization on sold mortgage service fees.
Gains on the sale of mortgage loans decreased to zero for the year ended 2007 compared to $6,000 and $37,000 in 2006 and 2005, respectively, due to a reduction in loans sold. Other income totaled $724,000, $507,000 and $486,000 for the years ended 2007, 2006 and 2005, respectively. The increase in 2007 resulted primarily from an increase in the cash surrender value of the Bank Owned Life Insurance of $200,000. The increase in 2006 includes an increase in the Depositors Insurance Fund dividend of $23,000 while the increase in 2005 includes increases in ATM and Debit card fees of $42,000.
NON-INTEREST EXPENSE
Non-interest expense decreased to $11.6 million in 2007, from $13.0 million in 2006 and $11.1 million in 2005. The decrease in 2007 was mainly attributable to a decrease in salaries and benefits expense coupled with a decrease in marketing expense. The increase in 2006 was mainly attributable to an increase in salaries and benefits expense due to payments to former employees coupled with increases in both occupancy and equipment and other expense.
Salaries and employee benefits expense totaled $6.8 million in 2007, $7.4 million in 2006 and $6.9 million in 2005. There were 91 full-time equivalent employees at December 31, 2007, while there were 101 at December 31, 2006 and December 31, 2005, respectively. The decrease in expenses in 2007 was attributable to a decrease in salaries of $596,000 due to a reduction in head count, stock compensation expense totaling $279,000, offset by a bonus of $387,000. Insurance and retirement declines were partially offset by an increase in 401(k) contributions. The increase in expense in 2006 was primarily due to severance payments to former employees totaling $780,000, the adoption of SFAS 123R totaling $170,000 and stock awards amounting to $230,000 to senior officers. Additionally, merit raises and increases in medical and dental insurance premiums were only partially offset by the absence of a bonus in 2006.
Occupancy and equipment expenses decreased to $1.2 million in 2007, compared to $1.4 million in 2006 and $944,000 in 2005. In 2007, repairs and maintenance decreased $162,000 partially offset by an increase of $20,000 in utilities. In 2006, accelerated depreciation on obsolete fixed assets and damaged equipment resulting from a flood at the corporate headquarters amounted to $197,000 and cleanup and remediation of an environmental issue at a branch banking location totaled $146,000. Data processing expenses remained flat at $1.0 million in 2007 and 2006, respectively, compared to $882,000 in 2005. These expenses include the Company’s service contract for on-line deposit accounting, loan accounting and item processing services and the installation of new communication lines for its Wide Area Network (“WAN”). Professional expenses totaled $463,000, $597,000 and $543,000 in 2007, 2006 and 2005, respectively. The decline in 2007 was chiefly due to decreases in consulting on tax preparation expenses. Insurance expenses totaled $137,000, $168,000 and $166,000 in 2007, 2006 and 2005, respectively, and other expenses decreased to $1.9 million in 2007, as compared to $2.5 million in 2006 and $1.7 million in 2005 primarily due to expenses relating to the name change of the Company’s banking subsidiary of $522,000 and additional marketing expenses of $20,000 in 2006.
INCOME TAXES
The Company incurred income tax expense of $2.1 million in 2007, $85,000 in 2006 and $2.4 million in 2005. The effective income tax rates for the years ended December 31, 2007, 2006 and 2005 amounted to 36.0%, 40.3% and 36.7%, respectively. The decrease in effective income tax rate for 2007 is the result of the exclusion of income generated from the officers’ life insurance partially offset by the higher tax rate paid on the settlement gains on the pension termination. Permanent differences such as officers’ life insurance and tax exempt income can have an impact on the effective income tax rate as it relates to pre-tax income. See Note 8 to the Consolidated Financial Statements for further information regarding income taxes.
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
The investment portfolio is one of the primary sources of liquidity for the Bank. Maturities of securities provide a flow of funds which are available for cash needs such as loan originations and net deposit outflows. In addition, the investment portfolio consists of high quality, and, therefore, readily marketable, U.S. Treasury and Government sponsored enterprise obligations. At December 31, 2007, the Bank’s investment securities and mortgage-backed securities available for sale totaled $230.6 million which are available to meet the Bank’s liquidity needs.

Loan maturities and amortization as well as deposit growth provide for a constant flow of funds. In addition, the Bank has two overnight lines of credit totaling $8.0 million to meet short-term liquidity needs. The Bank had $7.2 million available for borrowing purposes at December 31, 2007.
The liquidity position of the Company is managed by the Asset/Liability Management Committee (“ALCO”). The duties of ALCO include periodically reviewing the Company’s level of liquidity under prescribed policies and procedures. It is the responsibility of ALCO to report to the Board of Directors on a regular basis the Company’s liquidity position as it relates to these policies and procedures. At December 31, 2007, management believes that the Bank has adequate liquidity to meet current and future liquidity demands.
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
The following tables summarize the expiration dates of the Bank’s off balance sheet contractual obligations and funding commitments, respectively, at December 31, 2007.

		Payments Due – By Period
Contractual obligations		Less than	One to	Four to	After
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
FHLBB long- term advances	$202,378	$25,000	$48,000	$25,000	$104,378
Wholesale repurchase agreements	25,000	—	—	25,000	—
Short-term borrowings	7,973	7,973	—	—	—
Lease obligations	1,685	219	308	206	952
Data processing vendor	1,529	671	858	—	—
Employee benefit payments (1)	1,176	118	235	235	588

Total contractual cash obligations	$239,741	$33,981	$49,401	$50,441	$105,918

(1)	The amounts shown reflect expected employee benefits paid by the Company under its supplemental executive retirement plans through December 31, 2016.

		Amount of Commitment Expiring – By Period
Commitments		Less than	One to	Four to	After
(In Thousands)	Total	One Year	Three Years	Five Years	Five Years
Loan originations	$38,255	$38,255	$—	$—	$—
Lines of credit	71,097	34,506	20,594	657	15,340
Letters of credit	1,770	1,770	—	—	—

Total commitments	$111,122	$74,531	$20,594	$657	$15,340

The Corporation has no off-balance sheet arrangements other than those disclosed in the preceding table and Note 13 to the Consolidated Financial Statements.
CAPITAL ADEQUACY
The Company and the Bank are required to maintain a leverage capital ratio of 5% and risk-based capital ratios of at least 10% in order to be categorized as “well capitalized” in accordance with definitions in regulatory guidelines promulgated by the FDIC and FRB. At December 31, 2007 and 2006, the Company’s and the Bank’s leverage and risk-based capital ratios exceeded the required levels for the category of “well-capitalized” institutions as defined by their respective regulatory agencies.

The Company and the Bank may not declare or pay cash dividends on their outstanding common stock if the effect thereof would reduce their respective stockholders’ equity below applicable capital requirements or otherwise violate regulatory requirements. See Note 9 to the Consolidated Financial Statements for further information regarding capital adequacy.
The Company repurchased 90,356 shares of its common stock during 2007. The Company did not repurchase any shares of its common stock during 2006 or 2005. The Company’s book value per share was $13.35 at December 31, 2007. The book value per share increased from $12.74 at December 31, 2006 due to net income of $3.7 million and the reduction in shares outstanding partially offset by the payment of dividends of $2.6 million. These decreases were offset by an increase in market value of investment securities available for sale (net of taxes) in the amount of $2.3 million, the exercise of stock options of $117,000, stock awards of $121,000 and a tax benefit of $22,000 associated with stock transactions.
RECENT ACCOUNTING DEVELOPMENTS
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
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”) and Statement No. 141R “Business Combinations” (“SFAS 141R”). The two standards were issued to improve, simplify and converge international and US accounting standards for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 160 and SFAS 141R are effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 and SFAS 141R is not expected to have a material impact on the Company.
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
Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, refer to the information provided under the headings “Investment Securities”, “Loans”, and “Interest Rate Sensitivity” respectively for an understanding of the Company’s approach to changing prices and inflation trends, the summary of net interest income, the maturity distributions, the compositions of the loan and security portfolios and the data on the interest rate sensitivity of loans and deposits.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ASSET/LIABILITY MANAGEMENT
Managing interest rate risk is fundamental to banking. The Company has continued to manage its liquidity, capital, and GAP position so as to control its exposure to interest rate risk. As of December 31, 2007, the Company had interest rate sensitive assets which repriced or matured within one year of $258.1 million and interest rate sensitive liabilities which repriced or matured within one year of $262.4 million. As of December 31, 2006, the Company had interest rate sensitive assets which matured or repriced within one year of $220.2 million and interest rate sensitive liabilities which repriced or matured within one year of $327.3 million.
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
ALCO manages the Company’s interest rate risk, using both income simulation and GAP analysis. Income simulation is used to quantify interest rate risk inherent in the Company’s consolidated balance sheet by showing the effect of a change in net interest income over a 24 month period. The income simulation model uses parallel interest rate shocks of up 200 basis points (bp) or down 200 bp for earning assets and liabilities in the first year of the model. Interest rates are not shocked in the second year of the model. The simulation takes into account the dates for repricing, maturing, prepaying and call options assumptions of various financial categories which may vary under different interest rate scenarios. Prepayment speeds are estimates for the loans and are adjusted according to the degree of rate changes. Call options and prepayment speeds for investment securities are estimates using industry standards for pricing and prepayment assumptions. The assumptions of financial instrument categories are reviewed before each simulation by ALCO in light of current economic trends. As of December 31, 2007, the income simulation model reflects negative exposure to net interest income in a declining interest rate environment from flat rates to down 200 bp, which would result from assets repaying faster than the long-term borrowings from the FHLB. Margins would narrow as deposits and borrowings are typically slower to reprice downward in response to lower interest rates than interest earning assets which can reprice immediately. The interest rate scenario used does not necessarily reflect ALCO’s view of the “most likely” change in interest rates over the model’s period. Furthermore, the model assumes a static consolidated balance sheet. These results do not reflect the anticipated future net interest income of the Company for the same periods.
The following table summarizes the net interest income for the 24 month period of the Company’s consolidated balance sheet for earning assets and liabilities for the years ended December 31:
Net Interest Income Simulation Model Results:

		Interest Rate Shock
		Down	Up
2007	Flat Rates	200 bp	200 bp
(In Thousands)
Year One	$15,317	$14,174	$15,570
Year Two	14,899	9,962	15,985

Total net interest income for 2 year period	$30,216	24,136	$31,555

		Interest Rate Shock
		Down	Up
2006	Flat Rates	200 bp	200 bp
(In Thousands)
Year One	$14,477	$14,382	$13,992
Year Two	14,380	13,064	12,826

Total net interest income for 2 year period	$28,857	$27,446	$26,818

Another measure of interest rate risk is GAP analysis. GAP measurement attempts to analyze any mismatches in the timing of interest rate repricing between assets and liabilities. It identifies those balance sheet sensitivity areas which are vulnerable to unfavorable interest rate movements. As a tool of asset/liability management, the GAP position is compared with potential changes in interest rate levels in an attempt to measure the favorable and unfavorable effect such changes would have on net interest income. For example, when the GAP is positive, (i.e., assets reprice faster than liabilities) a rise in interest rates will increase net interest income; and, conversely, if the GAP is negative, a rise in interest rates will decrease net interest income. The accuracy of this measure is limited by unpredictable loan prepayments and the lags in the interest rate indices used for repricing variable rate loans or investment securities. The Company’s one-year cumulative GAP to total assets changed from less than 20% at December 31, 2006, to less than 1% at December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
LSB Corporation:
We have audited the accompanying consolidated balance sheet of LSB Corporation and subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Corporation and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 12, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
LSB Corporation:
We have audited the accompanying consolidated balance sheet of LSB Corporation and subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of LSB Corporation and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Boston, Massachusetts
March 22, 2007

Consolidated Balance Sheets

December 31, (In Thousands, Except Share Data)	2007	2006
Assets:
Cash and due from banks	$7,494	$6,896
Federal funds sold	56	11,871

Total cash and cash equivalents	7,550	18,767
Investment securities available for sale amortized cost of $229,885 in 2007 and $221,652 in 2006 (notes 2 and 7)	230,596	218,682
Federal Home Loan Bank stock, at cost (note 3)	10,185	10,046
Loans, net of allowance for loan losses of $4,810 in 2007 and $4,309 in 2006 (notes 4 and 7)	353,303	283,854
Premises and equipment, net (note 5)	3,590	3,807
Accrued interest receivable	2,453	2,259
Current income tax receivable	—	357
Deferred income tax asset, net (note 8)	2,485	3,606
Bank-owned life insurance	10,200	—
Other assets	1,289	1,587

Total assets	$621,651	$542,965

Liabilities and Stockholders’ Equity:
Liabilities:
Interest bearing deposits (note 6)	$293,232	$264,238
Non-interest bearing deposits (note 6)	28,851	31,424

Total deposits	322,083	295,662
Long-term borrowed funds (note 7)	227,378	143,519
Short-term borrowed funds (note 7)	7,973	41,263
Other liabilities	3,919	3,990

Total liabilities	561,353	484,434

Commitments and contingencies (notes 5, 12 and 13)

Stockholders’ equity (notes 9 and 11):
Preferred stock, $.10 par value; 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value; 20,000,000 shares authorized; 4,516,561 and 4,593,617 shares issued and outstanding in 2007 and 2006, respectively	452	459
Additional paid-in capital	60,382	61,578
Accumulated deficit	(934)	(2,090)
Accumulated other comprehensive income (loss), net of tax	398	(1,416)

Total stockholders’ equity	60,298	58,531

Total liabilities and stockholders’ equity	$621,651	$542,965

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

Year Ended December 31, (In Thousands, Except Share Data)	2007	2006	2005
Interest and dividend income:
Loans	$23,494	$17,688	$14,940
Investment securities held to maturity	—	1,925	8,135
Investment securities available for sale	10,181	8,405	1,959
Federal Home Loan Bank stock (note 3)	662	539	422
Other interest income	671	399	102

Total interest and dividend income	35,008	28,956	25,558

Interest expense:
Deposits (note 6)	10,082	7,325	5,044
Long-term borrowed funds	8,885	5,231	4,946
Short-term borrowed funds	714	2,604	1,648

Total interest expense	19,681	15,160	11,638

Net interest income	15,327	13,796	13,920
Provision for loan losses (note 4)	645	160	—

Net interest income after provision for loan losses	14,682	13,636	13,920

Non-interest income(loss):
Deposit account fees	1,009	792	870
Loan servicing fees, net	189	105	162
Gains on sales of mortgage loans, net	—	6	37
Losses on sales of investment securities (note 2)	—	(2,417)	—
Gains on pension plan termination (note 10)	762	602	—
Lawsuit judgment collected (note 12)	—	—	2,233
Income on bank-owned life insurance	200	—	—
Other income	524	507	486

Total non-interest income (loss)	2,684	(405)	3,788

Non-interest expense:
Salaries and employee benefits (notes 10 and 11)	6,836	7,399	6,899
Occupancy and equipment expense (note 5)	1,221	1,369	944
Data processing expense	1,019	1,036	882
Professional expense	463	597	543
Marketing expense	397	608	296
Insurance expense	137	168	166
Other expense	1,484	1,843	1,414

Total non-interest expense	11,557	13,020	11,144

Income before income tax expense	5,809	211	6,564
Income tax expense (note 8)	2,091	85	2,407

Net income	$3,718	$126	$4,157

Average basic shares outstanding	4,575,197	4,543,251	4,427,525
Common stock equivalents	27,509	57,514	100,668

Average diluted shares outstanding	4,602,706	4,600,765	4,528,193

Basic earnings per share	$0.81	$0.03	$0.94
Diluted earnings per share	$0.81	$0.03	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

			Retained	Accumulated	Total
		Additional	Earnings	Other	Stock-
	Common	Paid-in	(Accumulated	Comprehensive	holders’
	Stock	Capital	Deficit)	Income (Loss)	Equity
(In Thousands, Except Share Data)
Balance at December 31, 2004	$434	$59,145	$(1,347)	$(394)	$57,838
Net income	—	—	4,157	—	4,157
Other comprehensive loss - Unrealized loss on securities available for sale (tax effect $211)	—	—	—	(312)	(312)

Total comprehensive income					3,845
Exercise of stock options and tax benefits (168,250 shares)	12	711	—	—	723
Dividends declared and paid ($0.56 per share)	—	—	(2,484)	—	(2,484)

Balance at December 31, 2005	446	59,856	326	(706)	59,922
Net income	—	—	126	—	126
Other comprehensive loss - Unrealized loss on securities available for sale (tax effect $619)	—	—	—	(1,160)	(1,160)

Total comprehensive loss					(1,034)
Stock-based compensation	—	400	—	—	400
Exercise of stock options and tax benefits (133,775 shares)	13	1,322	—	—	1,335
Adjustment to initially apply SFAS No. 158, (tax effect $312)	—	—	—	450	450
Dividends declared and paid ($0.56 per share)	—	—	(2,542)	—	(2,542)

Balance at December 31, 2006	459	61,578	(2,090)	(1,416)	58,531
Net income	—	—	3,718	—	3,718
Other comprehensive income - Unrealized gain on securities available for sale (tax effect $1,416)	—	—	—	2,264	2,264
Pension plan settlement gain (tax effect $312)	—	—	—	(450)	(450)

Total comprehensive income					5,532
Stock-based compensation	—	121	—	—	121
Exercise of stock options and tax benefits (13,300 shares)	2	137			139
Common stock repurchased (90,356 shares)	(9)	(1,454)			(1,463)
Dividends declared and paid ($0.56 per share)	—	—	(2,562)	—	(2,562)

Balance at December 31, 2007	$452	$60,382	$(934)	$398	$60,298

Disclosure of reclassification amount:

Years Ended December 31,	2007	2006	2005
(In Thousands)
Gross unrealized (losses) gains arising during the period	$3,680	$(4,174)	$(523)
Tax effect	(1,416)	1,419	211

Unrealized holding (losses) gains net of tax	2,264	(2,755)	(312)

Less: reclassification adjustment for gains (losses) included in net income	—	(2,417)	—
Tax effect	—	822	—

Unrealized (losses) gains on securities, net of reclassification	$2,264	$(1,160)	$(312)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements
of Cash Flows

Year Ended December 31, (In Thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$3,718	$126	$4,157
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	645	160	—
Gains on sales of mortgage loans, net	—	(6)	(37)
Losses on sale of investment securities	—	2,417	—
Gains on pension plan termination	(762)	(602)	—
Net amortization (accretion) of investment securities	(203)	593	1,428
Depreciation and amortization of premises and equipment	606	606	450
Loans originated for sale	—	(1,043)	(3,872)
Proceeds from sales of mortgage loans	—	1,521	3,437
(Increase) decrease in accrued interest receivable	(194)	199	436
Deferred income tax expense (benefit)	16	148	(167)
Stock-based compensation	121	400	—
Increase in cash surrender value of Bank-owned life insurance	(200)	—	—
Tax benefits from exercise of stock options	—	—	211
Decrease in other assets	655	147	227
(Decrease) increase in other liabilities	(132)	(899)	1,352

Net cash provided by operating activities	4,270	3,767	7,622

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	—	2,900	54,770
Proceeds from maturities of investment securities available for sale	23,545	16,680	25,000
Sales of investment securities available for sale	—	78,457	—
Purchases of investment securities held to maturity	—	—	(71,914)
Purchases of investment securities available for sale	(60,074)	(20,766)	(14,198)
Purchases of mortgage-backed securities held to maturity	—	—	(23,971)
Purchases of mortgage-backed securities available for sale	—	(63,544)	—
Purchase of equity securities available for sale	—	(358)	(72)
Purchases of Bank-owned life insurance	(10,000)	—	—
Purchases of Federal Home Loan Bank stock	(204)	(889)	(2,210)
Principal payments of investment securities held to maturity	—	4,680	26,468
Principal payments of investment securities available for sale	28,499	18,526	5,222
Redemption of Federal Home Loan Bank stock	65	940	—
Increase in loans, net	(70,094)	(54,001)	(1,343)
Purchases of premises and equipment	(389)	(1,162)	(215)

Net cash used in investing activities	(88,652)	(18,537)	(2,463)

Cash flows from financing activities:
Net increase (decrease) in deposits	26,421	(7,425)	3,981
Additions to long-term borrowed funds	173,000	82,000	48,900
Payments on long-term borrowed funds	(89,141)	(60,342)	(32,141)
(Decrease) increase in short-term borrowed funds	(33,290)	9,744	(20,642)
Increase in advance payments by borrowers	61	80	—
Dividends paid to stockholders	(2,562)	(2,542)	(2,484)
Proceeds from exercise of stock options	117	1,213	512
Tax benefits from exercise of stock options	22	122	—
Repurchases of common stock	(1,463)	—	—

Net cash provided by (used in) financing activities	73,165	22,850	(1,874)

Net (decrease) increase in cash and cash equivalents	(11,217)	8,080	3,285
Cash and cash equivalents, beginning of year	18,767	10,687	7,402

Cash and cash equivalents, end of year	$7,550	$18,767	$10,687

Cash paid during the year for:
Interest on deposits	$10,067	$7,317	$5,052
Interest on borrowed funds	9,357	7,599	6,517
Income taxes	2,101	959	2,012
Cash received during the year for:
Income taxes	635	192	215

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED
Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION. LSB Corporation (the “Corporation” or the “Company”) is a Massachusetts corporation and the holding company of its wholly-owned subsidiary River Bank (the “Bank”), a state-chartered Massachusetts savings bank. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank. The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and the Massachusetts Division of Banks (the “Division”), while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Division. The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC up to $100,000 per account for non-retirement accounts and up to $250,000 for certain retirement accounts, as defined by the FDIC, and the Depositors Insurance Fund, Inc. (“DIF”) for customer deposit amounts not otherwise covered by FDIC deposit insurance.
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
INVESTMENT SECURITIES. Debt securities that the Company has the intent and ability to hold to maturity are classified as “held to maturity” and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading” and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held to maturity or trading are classified as “available for sale” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as other comprehensive income, net of estimated income taxes. Dividend income on equity securities is recorded when dividends are declared.
Premiums and discounts on debt securities are amortized or accreted into income by use of the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their amortized cost basis that are deemed be other than temporary, the cost basis of the investment is written down to fair value and the amount of the write-down is included as a charge to earnings. Gains and losses on the sale of securities are recognized on the trade date using the specific identification basis.
In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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
LOAN FEES. Loan origination fees, net of direct loan acquisition costs, are deferred and recognized over the contractual life of the loan as an adjustment of the loan’s yield using the interest method. Amortization of loan fees is discontinued once a loan is placed on non-accrual status. When loans are sold or paid-off, the unamortized portion of net fees and costs is credited to income.
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
Management’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include a general allowance, specific allowances for impaired loans and an unallocated allowance.
The general allowance is calculated by applying loss factors to pools of outstanding loans. In the case of commercial loans, changes in risk grades affect the amount of the general allowance. Loss factors are based on the Bank’s historical loss experience, as well as other qualitative factors and consider regulatory guidance.
Specific allowances are established in cases where management has identified significant conditions related to a credit such that management believes it probable that a loss has been incurred in excess of the amount determined by the general allowance.
The unallocated allowance recognizes the model and estimation risk associated with the general and specific allowances as well as management’s evaluation of various conditions, the effects of which are not directly measured in the determination of the general and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits.
In addition, various regulatory agencies, including the FDIC and the Massachusetts Division of Banks, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance for loan losses based on judgments different from those of management.
Impaired loans are commercial, commercial real estate, and individually significant residential mortgage loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is based on the fair value of the collateral. Larger groups of smaller balance homogenous loans are collectively evaluated for impairment.
PREMISES AND EQUIPMENT. Premises and equipment are stated at cost less allowances for depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter.
BANK-OWNED LIFE INSURANCE. Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in cash surrender value are reflected in other non-interest income.
OTHER REAL ESTATE OWNED. Other real estate owned (OREO) is comprised of foreclosed properties where the Bank has formally received title or has possession of the collateral. Properties are carried at the lower of the investment in the related loan or the estimated fair value of the property or collateral less selling costs.
STOCK COMPENSATION PLANS. Prior to January 1, 2006, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No compensation cost was recognized for stock options in the Consolidated Statement of Income for the periods ended on or prior to December 31, 2005, as options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), for all share-based payments, using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes: (1) compensation expense recognized over the remaining service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation expense for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.
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
For purposes of pro forma disclosures for periods prior to January 1, 2006, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s net income and earnings per share for the year ended December 31, 2005 had the Company elected to recognize compensation expense for the granting of options under SFAS 123 using the Black-Scholes option pricing model would have reduced net income by $124,000 and basic and diluted earnings per share by $0.03 on a pro forma basis.
PENSION EXPENSE. The Bank was a participant in a multiple employer defined benefit pension plan. Pension expense was recognized on a net periodic pension cost method over the employee’s approximate service period. Pension costs were funded in the year of accrual using the aggregate cost method.
On October 18, 2006, the Company announced that its Board of Directors had approved the termination of its defined benefit employee pension plan effective on December 31, 2006. See Note 10 of the Consolidated Financial Statements for further information on the impact of the termination.
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
EARNINGS PER SHARE. Basic EPS is calculated based on the weighted average number of common shares outstanding during each period. Stock options outstanding, accounted for under the treasury stock method, have a dilutive effect to the computation of diluted EPS. Stock options and restricted stock that would have an anti-dilutive effect on earnings per share are excluded from this calculation. For the years ended December 31, 2007 and 2006, 136,100 and 110,600 shares, respectively, were anti-dilutive. There were no anti-dilutive shares for the year ended December 31, 2005.
RECENT ACCOUNTING DEVELOPMENTS. In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and provides guidance on evaluating and measuring a company’s tax position and recognition of income tax assets and liabilities. Application of the provisions of this Interpretation was effective for reporting periods beginning after December 15, 2006. The adoption of FIN 48 as of January 1, 2007 did not have a material impact on the Company’s Financial Statements.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”) to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain

\

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
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”) and Statement No. 141R “Business Combinations” (“SFAS 141R”). The two standards were issued to improve, simplify and converge international and US accounting standards for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 160 and SFAS 141R are effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 and SFAS 141R is not expected to have a material impact on the Company’s Consolidated Financial Statements.
(2) INVESTMENT SECURITIES
The amortized cost and fair market value of investment securities available for sale at December 31, follows:

	2007				2006
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
(In Thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury obligations	$5,589	$4	$(52)	$5,541	$5,605	$—	$(391)	$5,214
Government-sponsored enterprise obligations (1)	15,748	95	(33)	15,810	35,710	14	(534)	35,190
Mortgage-backed securities	134,969	2,208	(474)	136,703	98,608	606	(1,316)	97,898
Collateralized mortgage obligations	60,660	169	(682)	60,147	72,899	73	(1,417)	71,555
Corporate obligations	6,373	30	(583)	5,820	7,316	50	(2)	7,364
Mutual funds	1,000	—	(41)	959	1,000	—	(53)	947
Equity securities	5,546	70	—	5,616	514	—	—	514

	$229,885	$2,576	$(1,865)	$230,596	$221,652	$743	$(3,713)	$218,682

(1)	Government-sponsored enterprises include investment securities issued by government sponsored enterprises (“GSEs”) such as Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”). These investment securities do not represent obligations of the U.S. government and are not backed by the full faith and credit of the United States Treasury.
During the second quarter of 2006, the Company restructured its balance sheet by selling $78.5 million of fixed-rate investment securities available for sale at a pre-tax loss of $2.4 million. These investment securities had an average yield of 3.30%, an average life of 2.0 years and represented almost 30% of the investment portfolio. Approximately $50 million of the proceeds were reinvested in securities yielding 5.70% with an average life of 4.2 years. There were no sales of investment securities for the year ended December 31, 2007 or 2005.
During the first quarter of 2006, $205.8 million of investments held to maturity were reclassified into investments available for sale. The impact of the reclassification required the total unrealized loss of the entire investment portfolio to be reflected on the balance sheet in the accumulated other comprehensive loss portion of stockholders’ equity.

Securities pledged at December 31, follow:

	Wholesale		Customer
	Repurchase Agreements		Repurchase Agreements		FHLB Advances
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In Thousands)	Cost	Value	Cost	Value	Cost	Value
2007:
U.S. Treasury obligations	$—	$—	$—	$—	$5,589	$5,541
Government-sponsored enterprise obligations	—	—	7,945	7,991	7,803	7,819
Mortgage-backed securities	27,144	27,887	—	—	107,825	108,816
Collateralized mortgage obligations	—	—	—	—	60,660	60,147

2006:
U.S. Treasury obligations	$—	$—	$—	$—	$5,605	$5,214
Government-sponsored enterprise obligations	—	—	9,840	9,854	25,870	25,336
Mortgage-backed securities	—	—	—	—	97,521	96,800
Collateralized mortgage obligations	—	—	—	—	72,668	71,324

OTHER THAN TEMPORARILY IMPAIRED SECURITIES
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	Less Than 12 Months		12 Months or Longer		Total
2007		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Treasury obligations	$—	$—	$5,036	$(52)	$5,036	$(52)
Government-sponsored enterprise obligations	—	—	4,958	(33)	4,958	(33)
Mortgage-backed securities	37	(1)	25,559	(473)	25,596	(474)
Collateralized mortgage obligations	—	—	47,536	(682)	47,536	(682)
Corporate obligations	1,451	(508)	1,874	(75)	3,325	(583)
Mutual funds	—	—	959	(41)	959	(41)

Total temporarily impaired securities	$1,488	$(509)	$85,922	$(1,356)	$87,410	$(1,865)

	Less Than 12 Months		12 Months or Longer		Total
2006		Unrealized		Unrealized		Unrealized
(In Thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US Treasury obligations	$—	$—	$5,214	$(391)	$5,214	$(391)
Government-sponsored enterprise obligations	3,119	(100)	22,217	(434)	25,336	(534)
Mortgage-backed securities	4,408	(28)	34,907	(1,288)	39,315	(1,316)
Collateralized mortgage obligations	12,846	(64)	54,405	(1,353)	67,251	(1,417)
Corporate obligations	1,924	(2)	—	—	1,924	(2)
Mutual funds	947	(53)	—	—	947	(53)

Total temporarily impaired securities	$23,244	$(247)	$116,743	$(3,466)	$139,987	$(3,713)

U. S. Treasury and government-sponsored enterprises. The unrealized losses on the Company’s investments in U.S. Treasury obligations and government-sponsored enterprises were caused by interest rate increases. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.
Mortgage-backed securities and collateralized mortgage obligations. The unrealized losses on the Company’s investment in these securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by U.S. government agencies and government-sponsored enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.
Corporate obligations. The unrealized losses on the Company’s investments in corporate obligations were caused primarily by interest rate increases for the longer-term unrealized losses and credit deterioration for the shorter-term unrealized losses. When needed, management monitors its holdings for impairment by reviewing the financial condition of the issuer, company specific events, industry developments, and general economic conditions. In evaluating the severity and duration of impairment, management also reviews corporate financial reports, press releases and other publicly available information. Based upon this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.
Mutual funds. The unrealized losses on mutual funds are a result of specific conditions and circumstances that are unique to each company represented in the portfolio. When needed, management monitors its holdings for impairment by reviewing the financial condition of the issuer, company specific events, industry developments, and general economic conditions. In evaluating the severity and duration of impairment, management also reviews corporate financial reports, press releases and other publicly available information. Based upon this evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.
The following table is a summary of the contractual maturities of investment securities available for sale at December 31, 2007. These amounts exclude mutual funds and equity securities, which have no contractual maturities. Mortgage-backed securities consist of FHLMC, FNMA, and GNMA certificates. Mortgage-backed securities and collateralized mortgage obligations are shown at their final contractual maturity date but are expected to have shorter average lives.

			Weighted
December 31, 2007	Amortized	Fair	Average
(Dollars in Thousands)	Cost	Value	Yield
US Treasury and government-sponsored enterprises:
Within 1 year	$5,439	$5,474	5.19%
1 to 2 years	4,991	4,958	3.33%
3 to 5 years	5,818	5,883	4.93%
5 to 10 years	5,089	5,036	3.26%
After 10 years	520	519	6.16%

	21,337	21,351	4.22%

Mortgage-backed securities:
1 to 2 years	1,241	1,217	3.76%
2 to 3 years	2,729	2,599	3.29%
3 to 5 years	1,738	1,764	5.27%
5 to 10 years	14,096	13,863	3.77%
After 10 years	115,165	117,260	5.87%

	134,969	136,703	5.57%

Collateralized mortgage obligations:
5 to 10 years	11,242	11,157	4.18%
After 10 years	49,418	48,990	4.49%

	60,660	60,147	4.43%

Corporate obligations:
1 to 2 years	1,958	1,451	5.41%
2 to 3 years	4,415	4,369	5.51%

	6,373	5,820	5.48%

	$223,339	$224,021	5.13%

(3) FEDERAL HOME LOAN BANK STOCK
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). As part of the Bank’s borrowing arrangement with the FHLBB, the Bank is required to invest in FHLBB stock in an amount determined on the basis of the amount of the Bank’s residential mortgage loans and its borrowings from the FHLBB. At December 31, 2007 and 2006, the Bank held $10.2 million and $10.0 million, respectively, of FHLBB stock. This stock, which is restricted, is redeemable at par and earns dividends declared at the discretion of the FHLBB. Such dividends amounted to $662,000, $539,000 and $422,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
(4) LOANS
The components of the loan portfolio at December 31, follow:

(In Thousands)	2007	2006
Residential real estate	$79,743	$69,876
Home equity	23,046	20,339
Consumer	1,007	975

Retail loans	103,796	91,190

Construction	47,885	43,283
Commercial real estate	177,968	142,820
Commercial business	28,464	10,870

Corporate loans	254,317	196,973

Total loans	358,113	288,163
Allowance for loan losses	(4,810)	(4,309)

Net loans	$353,303	$283,854

The amounts above include net deferred loan origination fees and costs totaling $52,000 and $81,000 at December 31, 2007 and 2006, respectively.
Mortgage loans serviced by the Company for others amounted to $27.5 million and $32.4 million at December 31, 2007 and 2006, respectively.
In the ordinary course of business, the Bank makes loans to its Directors and Officers and their associates and affiliated companies (“related parties”) at substantially the same terms and conditions as those prevailing at the time of origination for comparable transactions with other borrowers.
An analysis of total related party loans for the years ended December 31, follows:

(In Thousands)	2007	2006
Balance at beginning of year	$2,168	$2,251
New loans granted	638	385
Retirement/reduction of directors and officers	—	(23)
Repayment of principal	(694)	(445)

Balance at end of year	$2,112	$2,168

The activity in the allowance for loan losses for the years ended December 31, follows:

(In Thousands)	2007	2006	2005
Balance at beginning of year	$4,309	$4,126	$4,140
Total charge-offs	(157)	(30)	(25)
Total recoveries	13	53	11

Net (charge-offs) recoveries	(144)	23	(14)
Provision for loan losses	645	160	—

Balance at end of year	$4,810	$4,309	$4,126

Non-accruing loans totaled $1.5 million and $1.1 million at December 31, 2007 and 2006, respectively.

The reduction in interest income for the years ended December 31, associated with non-accrual loans follows:

(In Thousands)	2007	2006	2005
Interest income in accordance with original loan terms	$37	$56	$1
Interest income recognized	—	—	—
Foregone interest income	37	56	1
The components of impaired loans at or for the years ended December 31, follow:

(In Thousands)	2007	2006	2005
Total impaired loans	$1,523	$1,020	$—
Impaired loans with reserve	—	—	—
Impaired loan reserve	—	—	—
Impaired loans without reserve	1,523	1,020	—
Impaired loans average balance	399	1,078	—
Interest income in accordance with original loan terms	37	54	—
Interest income recognized	—	—	—
(5) PREMISES AND EQUIPMENT
The components of premises and equipment at December 31, follow:

	Estimated
(In Thousands)	Useful Lives	2007	2006
Premises	10 – 39 years	$4,164	$4,150
Equipment	3 – 5 years	4,078	3,702
Leasehold improvements	3 – 10 years	1,047	1,047

		9,289	8,899
Less accumulated depreciation and amortization		(5,699)	(5,092)

		$3,590	$3,807

Depreciation and amortization of premises and equipment totaled $606,000, $606,000 and $450,000, respectively, for the years ended December 31, 2007, 2006 and 2005.
Rent expense for leased premises for the years ended December 31, 2007, 2006 and 2005 amounted to $213,000, $205,000, and $203,000, respectively. The Company enters into operating leases in which office space is rented to other businesses at its Corporate headquarters. Rental income for the years ended December 31, 2007, 2006 and 2005 amounted to $235,000, $232,000, and $181,000, respectively.
A summary of future minimum rental expense and income under non-cancelable operating leases at December 31, 2007 follows:

	Minimum	Minimum
	Rental	Rental
(In Thousands)	Expense	Income
2008	$219	$230
2009	197	151
2010	111	62
2011	103	43
2012	103	—
Thereafter	952	—

	$1,685	$486

The leases contain options to extend for periods of one to twenty years. The cost of such rentals is not included above.

(6) DEPOSITS
The following table shows the components of deposits at December 31, 2007 and 2006 and the range of interest rates paid as of December 31, 2007.

	Rates as of
	December 31,
(Dollars in Thousands)	2007	2007	2006
Interest bearing accounts:
NOW acccounts	0.10-0.25%	$17,877	$17,707
Savings accounts	0.50%	28,452	33,676
Money market accounts	1.00-4.17%	74,621	73,163
Certificates of deposit	2.72-5.37%	141,651	109,635
Retirement certificates of deposit	2.72-5.37%	30,631	30,057

Total interest bearing deposits		293,232	264,238
Non-interest bearing demand deposit accounts		28,851	31,424

Total deposits		$322,083	$295,662

Interest forfeitures resulting from early withdrawals from certificates of deposits are credited to non-interest expense and amounted to $42,000, $32,000, and $24,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
The components of interest expense on deposits for the years ended December 31, follow:

(In Thousands)	2007	2006	2005
NOW accounts	$33	$38	$47
Savings accounts	158	190	221
Money market accounts	2,256	1,944	1,355
Certificates of deposit	6,230	4,008	2,480
Retirement certificates of deposit	1,405	1,145	941

Total interest expense	$10,082	$7,325	$5,044

The amount and weighted average interest rate on certificates of deposit, including retirement accounts, by periods to maturity at December 31, 2007 are summarized as follows:

		Equal to		Weighted
	Less	and greater		Average
	than	than		Interest
(Dollars in Thousands)	$100,000	$100,000	Total	Rate
Three months or less	$24,944	$15,459	$40,403	4.89%
From three to six months	33,473	19,582	53,055	4.88
From six to twelve months	30,530	18,557	49,087	4.91
From one to two years	8,658	4,108	12,766	4.32
From two to three years	5,428	8,828	14,256	4.81
Three years and thereafter	1,857	858	2,715	4.57

	$104,890	$67,392	$172,282	4.84%

Brokered deposits totaled $5.5 million at December 31, 2007 at a rate of 5.23% and are included in certificates of deposit. There were no brokered deposits at December 31, 2006.
(7) BORROWED FUNDS
The FHLBB permits member institutions to borrow funds for various purposes. The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLB qualifying collateral requirements and has been designated as such (see note 2).

The components of long-term borrowed funds at December 31, follow:

	2007		2006
		Weighted Average		Weighted Average
(In Thousands)	Amount	Interest Rate	Amount	Interest Rate
FHLB long-term advances	$202,378	4.59%	$143,519	4.59%
Wholesale repurchase agreements	25,000	4.83%	—	—

	$227,378	4.62%	$143,519	4.59%

Long-term FHLB advances outstanding at December 31, follow:

	2007		2006
		Weighted		Weighted
Maturity		Average		Average
(Dollars in Thousands)	Amount	Interest Rate	Amount	Interest Rate
2007	$—	—%	$39,000	4.37%
2008	25,000	4.77	21,000	4.89
2009	10,000	5.14	—	—
2010	38,000	5.36	25,000	5.60
2011	10,000	4.93	10,000	4.93
2012	15,000	4.72	—	—
Thereafter	104,378	4.17	48,519	4.04

	$202,378	4.59%	$143,519	4.59%

The FHLBB has the right to call or prepay certain obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized above. As of December 31, 2007, the Company had callable advances totaling $151.0 million, adjustable rate advances totaling $20.0 million and amortizing advances totaling $3.4 million.
At December 31, 2007, the Company had wholesale repurchase agreements totaling $25.0 million which mature in 2012 and have a weighted average rate of 4.83%. These agreements are treated as secured long-term borrowings and the obligations to repurchase securities sold are reflected as liabilities and the securities collateralized by the agreements remain as assets. Generally, the outstanding collateral consists of U.S. Treasury and government-sponsored enterprises and is held by third party custodians (see note 2).
The components of short-term borrowed funds at December 31, follow:

	2007		2006
		Weighted Average		Weighted Average
(Dollars In Thousands)	Amount	Interest Rate	Amount	Interest Rate
FHLB Ideal Way advances	$800	4.20%	$—	—%
FHLB short-term borrowings	—	—	36,000	5.31%
Customer repurchase agreements	7,173	2.75%	5,263	3.75%

	$7,973	4.36%	$41,263	5.11%

Information relating to short-term borrowed funds for the years ended December 31, follows:

	2007		2006		2005
	Customer	Short-Term	Customer	Short-Term	Customer	Short-Term
	Repurchase	FHLBB	Repurchase	FHLBB	Repurchase	FHLBB
(Dollars in Thousands)	Agreements	Advances	Agreements	Advances	Agreements	Advances
Outstanding at December 31	$7,173	$800	$5,263	$36,000	$4,519	$27,000
Average balance outstanding during the year	5,599	9,608	4,915	47,143	3,113	49,964
Maximum outstanding at any month end	7,217	31,000	6,646	61,000	4,519	85,000
Weighted average rate at December 31	2.75%	4.20%	3.75%	5.31%	2.75%	4.31%
Weighted average rate during the year	3.54	5.36	3.50	5.16	1.79	3.18
At December 31, 2007 and 2006, the Bank had certain investment securities with a fair value of $218.2 million and $208.5 million, respectively, pledged as collateral against total borrowings (see note 2).
In addition, Federal Home Loan Bank advances are also collateralized by a blanket lien on the Bank’s 1-4 family residential loans, equity loans and lines and certain significant commercial real estate loans. The Bank’s total borrowing capacity at FHLBB at December 31, 2007 and 2006 was $247.6 million and $239.0 million based on the total available collateral, respectively, of which $203.2 million and $179.5 million was outstanding at December 31, 2007 and 2006, respectively, leaving additional capacity of $44.4 million and $59.5 million at December 31, 2007 and 2006, respectively. Additionally, the Corporation has an unsecured line of credit of $5.0 million with another financial institution.
(8) INCOME TAXES
An analysis of income tax expense for the years ended December 31, follows:

(In Thousands)	2007	2006	2005
Current expense (benefit):
Federal	$1,658	$(123)	$2,154
State	417	60	420

Total current expense (benefit)	2,075	(63)	2,574

Deferred expense (benefit):
Federal	17	142	(119)
State	4	38	(45)
Change in valuation reserve	(5)	(32)	(3)

Total deferred expense	16	148	(167)

Total income tax expense	$2,091	$85	$2,407

A reconciliation of the difference between the expected federal income tax expense computed by applying the federal statutory rate of 34% to the amount of actual income tax expense for the years ended December 31, follows:

(In Thousands)	2007	2006	2005
Expected federal income tax expense	$1,975	$72	$2,231
Items affecting expected tax:
State income tax, net of federal benefit	278	64	247
Tax exempt income	(44)	(111)	(113)
Officer’s life insurance	(68)	—	—
Other	(45)	92	45
Change in valuation reserve	(5)	(32)	(3)

Total income tax expense	$2,091	$85	$2,407

The tax effects of temporary differences (the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax basis that give rise to deferred tax assets and liabilities) for the years ended December 31, follow:

(In Thousands)	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,969	$1,659
Capital loss carryforward	—	5
Unrealized loss on investment securities available for sale	—	1,104
Pension costs and other post-retirement benefits	106	108
Deferred compensation	533	555
Depreciation	406	363
Other	12	45

Gross deferred tax asset	3,026	3,839
Valuation reserve	—	(5)

Deferred tax asset	3,026	3,834

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(313)	—
Other	(228)	(228)

Gross deferred tax liability	(541)	(228)

Net deferred income tax asset	$2,485	$3,606

At December 31, 2007, the Bank would need to generate approximately $7.0 million of future net taxable income to realize the net deferred income tax asset. Management believes that it is more likely than not that the net deferred income tax asset at December 31, 2007 will be realized based upon recent operating results. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and changes in interest rates, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.
Tax periods ended October 31, 2004 and 2005 and December 31, 2005, 2006 and 2007 remain subject to examination by federal and state taxing authorities.
The unrecaptured base year tax reserves as of October 31, 1998 will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt tax reserves continue to be subject to a provision of the current law that requires recapture in the case of certain excess distributions to stockholders. The tax effect of pre-1988 bad debt tax reserves subject to recapture in the case of certain excess distributions is approximately $1.0 million.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (Leverage ratio). There are two categories of capital under the guidelines. Tier 1 capital as it applies to the Company and the Bank, includes stockholders’ equity exclusive of the net unrealized gains/losses on investment securities available for sale. Tier 2 capital includes the allowance for loan losses, subject to guideline limitations.
At December 31, 2007 and 2006, the Company and the Bank exceeded each of the minimum capital requirements and the Bank also met the definition of “well capitalized” as defined by the FRB and the FDIC under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company or the Bank must maintain Tier 1, Total, and Leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as “well capitalized.”

The Company’s and the Bank’s minimum required and actual capital ratios and amounts at December 31, 2007 and 2006, follow:

	Risk-Based Ratios
	Tier 1 Capital		Total Capital		Leverage Capital
(Dollars in Thousands)	2007	2006	2007	2006	2007	2006
Capital Ratios:
Adequately capitalized	4.00%	4.00%	8.00%	8.00%	4.00%	4.00%
Well capitalized	6.00%	6.00%	10.00%	10.00%	5.00%	5.00%

Actual ratios:
LSB Corporation	13.45%	15.73%	14.53%	16.86%	9.72%	11.18%
River Bank	13.14%	15.17%	14.22%	16.31%	9.49%	10.77%

Capital Amounts:
Adequately capitalized
LSB Corporation	$17,812	$15,237	$35,623	$30,474	$24,635	$21,446
River Bank	17,812	15,223	35,623	30,446	24,654	21,450
Well capitalized
LSB Corporation	26,717	22,855	44,529	38,092	30,794	26,808
River Bank	26,717	22,835	44,529	38,058	30,817	26,813

Actual amounts:
LSB Corporation	59,876	59,916	64,686	64,225	59,876	59,916
River Bank	58,511	57,749	63,321	62,057	58,511	57,749
Stock Repurchase Plan
In 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. During 2007, 90,356 shares were repurchased under this program.
Restrictions on Dividends, Loans and Advances
Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends declared in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. In addition, loans or advances by the Bank to the Company are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.
At December 31, 2007, the Bank’s total retained earnings available for the payment of dividends was $3.4 million. Accordingly, $55.3 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2007. Funds available for loans or advances by the Bank to the Company amounted to $5.9 million.
The Company and the Bank may not declare or pay dividends if the effect thereof would cause stockholders’ equity to be reduced below applicable minimum regulatory capital requirements.
Stockholders’ Rights Plan
In 1996, the Board of Directors adopted a stockholder rights plan declaring a dividend of one preferred stock purchase right for each share of outstanding common stock. The rights will remain attached to the common stock and are not exercisable except under limited circumstances relating to (i) acquisition of beneficial ownership of more than 10% of the outstanding shares of common stock, or (ii) a tender offer or exchange offer that would result in a person or group beneficially owning more than 10% of the outstanding shares of common stock. The rights are not exercisable until those aforementioned circumstances occur. The rights under the plan as adopted in 1996 would have expired in 2006. In November 2005, however, the Board of Directors approved a renewed rights plan to become effective upon the expiration of the plan in 2006. The terms of the renewed rights plan are substantially similar to those of the previous plan and expires in 2016. Until a right is exercised, the holder has no rights to vote or to receive dividends. The rights are not taxable to stockholders until exercisable.
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
(10) EMPLOYEE BENEFITS
Pension Plan
On October 18, 2006, the Company announced that its Board of Directors had approved the termination of its defined benefit employee pension plan effective on December 31, 2006. All assets of the defined benefit plan were to be applied to the payment of the accrued benefit obligations and plan expenses in connection with the plan’s termination. No pension benefits accrued under the defined benefit plan as of the termination date were reduced or forfeited in connection with the plan termination. In connection with the termination of the defined benefit plan, the Company froze future pension benefits effective December 31, 2006. As a result of that cessation of future pension benefits, in the fourth quarter of 2006, the Company recognized a pre-tax curtailment gain of $602,000 due to the reversal of the accrued pension liability recorded on the financial statements.
The Company provided pension benefits for its employees through membership in the Savings Bank Employees’ Retirement Association (the “Plan”). The Plan was a multiple-employer, non-contributory, defined benefit plan. Bank employees became eligible after attaining age 21 and completing one year of service. Additionally, benefits became fully vested after three years of eligible service and the Company’s annual contribution to the Plan was based upon standards established by the Employee Retirement Income Security Act.
During the year ended December 31, 2007, the Company distributed the Plan assets and recorded settlement gains in proportion to the distributions. During the third and fourth quarters of 2007, the Company recorded pre-tax settlement gains of $357,000 and $405,000, respectively, or a total of $762,000 in conjunction with the distribution of $6.4 million in Plan assets.
The Company adopted SFAS 158 on December 31, 2006 which resulted in the recognition of the net gains or losses and prior service costs that had not yet been included in the net periodic benefits costs as components of the ending balance of accumulated other comprehensive income, net of tax. The Company’s adoption of SFAS 158 resulted in the reduction of $762,000 in pension benefit obligations net of deferred taxes of $312,000 and an adjustment to accumulated other comprehensive income of $450,000. These amounts have been reversed as the settlement gains have been recognized in the third and fourth quarters of 2007.
The following table sets forth the Plan’s funded status and amounts recognized in the Company’s Consolidated Financial Statements through the Plan’s latest valuation dates which were October 31, 2007 and 2006.

Year Ended October 31,	2007	2006	2005
(In Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$6,100	$8,350	$7,456
Service cost	—	353	347
Interest cost	308	480	428
Curtailment and settlement gains on pension plan termination	(762)	(602)	—
Actuarial (gain) loss	717	(485)	261
Benefits paid	(6,363)	(1,996)	(142)

Projected benefit obligation at end of year	$—	$6,100	$8,350

Change in plan assets:
Fair value of plan assets at beginning of year	$6,100	$7,231	$6,778
Actual return on plan assets	263	865	595
Employer contribution	—	—	—
Benefits paid	(6,363)	(1,996)	(142)

Fair value of plan assets at end of year	$—	$6,100	$7,231

The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 4.85% and 0% for 2007 and 5.75% and 4.50%, for 2006, respectively.

Net pension cost components for the years ended October 31, follow:

	2007	2006	2005
(In Thousands)
Service cost	$—	$353	$347
Interest cost	308	480	428
Expected return on plan assets	(296)	(579)	(542)
Net amortization and deferrals	(12)	(4)	(4)

Net periodic pension cost	$—	$250	$229

Assumptions used to develop the net periodic pension cost were:

	2007	2006	2005
Discount rate	4.85%	5.75%	5.75%
Rate of increase in compensation levels	—	4.50	4.50
Expected long-term rate of return on assets	4.85%	8.00	8.00
In general, the Company has selected the assumptions with respect to the expected long-term rate of return based on prevailing yields on high quality debt securities increased by a premium of 3% to 5% for equity securities. At December 31, 2006, Plan assets consisted of 35% debt securities and 65% equity securities.
401(k) Savings Plan
The Company provides an employee savings plan (the “Savings Plan”) through the Savings Banks Employees’ Retirement Association. The Savings Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Employees are eligible to participate in the Savings Plan immediately upon employment with the Company provided they have attained 21 years of age. Company employees become eligible for matching contributions after completing one year of service with 1,000 hours or more. On an annual basis, the Company determines whether or not to contribute to the Savings Plan. Effective January 1, 2007, the Company adopted safe harbor contributions of 3% of total compensation on all employees, regardless of their participation in the voluntary savings plan. The Company recognized expenses of $182,000, $79,000, and $104,000 on behalf of the employees who were in the Savings Plan for the years ended December 31, 2007, 2006 and 2005, respectively.
Post-Retirement Plan Other Than Pensions
In addition to the Company’s defined benefit pension plan, the Company sponsored a defined benefit post-retirement plan that provided life insurance benefits to existing retirees. Prior to the changes adopted during 2006, the Company offered limited post-retirement medical benefits to certain full-time employees who retire before age 65 and life insurance benefits to full-time employees who retire after age 62 and after completing 10 years of service. The plan is non-contributory and unfunded.
The amounts of accrued post-retirement benefit cost reported on the Company’s consolidated balance sheets were $258,000 and $265,000 as of December 31, 2007 and 2006, respectively. Total post-retirement other than pension expense (credit) totaled $16,000, $(181,000) and $41,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Included in the 2006 amounts were the reversal of the accrued post-retirement liability of $232,000 resulting from the curtailment benefit due to the plan changes. The adoption of SFAS No. 158 on December 31, 2006, did not impact the accrued post-retirement benefit liability.
Employee Stock Ownership Plan
Effective January 1, 2007, the Company established an Employee Stock Ownership Plan (the “ESOP”) that covers all employees who meet specified age and length of service requirements. The Company will make contributions to the ESOP which will in turn, use the cash contributions to purchase Company stock on the open market. The Company contributions are discretionary and are included in the salary and employee benefits expense and totaled $150,000 for the year ended December 31, 2007.
Incentive Compensation Plan
The Incentive Compensation Plan provides for the payment of bonuses to officers under certain circumstances based upon the Company’s pre-tax earnings adjusted for gains or losses from sales of assets, targeted returns on assets and the individual’s accomplishment of established goals and objectives. Amounts are to be allocated to participants as determined by the Company’s Compensation Committee based on the recommendation of the President and subject to approval by its Board of Directors. During the years ended December 31, 2007, 2006 and 2005, respectively, payments of $333,000, $167,000 and $218,000, respectively, were made to certain officers under this Plan. Of the amounts paid during 2006, approximately $130,000 was paid to former senior executives under the employment agreements.
Employment Termination or Change-in-Control Agreements
The Company has entered into special termination agreements with its President and Chief Executive Officer and certain other executives. The agreements provide generally that if there is a change-in-control of the Company and if, within two years after such event, the officer’s employment is terminated for any reason (other than death, disability or cause, as defined in the agreements), then the officer would be entitled to receive a lump-sum severance payment in an amount equal to approximately three times his or her average annual compensation over the five previous years of his or her employment with the Company (or such shorter period in which the officer was employed) and the continuation of his of her life, medical and disability benefits at the same level of coverage and at the same out-of-pocket cost to the officer, immediately prior to the change-in-control, or at the officer’s election, the earlier commencement of the proposed business combination (as defined in the agreement) that results in such change-in-control. For the purpose of these special termination agreements, a change-in-control will be deemed to have occurred upon (i) the completion of certain mergers or other business combinations, liquidations, or sale or other transactions as described in the agreements, (ii) the acquisition by a person or group of persons of beneficial ownership of 25% or more of the Common Stock, or (iii) certain changes to the majority of the Board of Directors within a two-year period, including as the result of a tender offer, proxy contest, merger or similar transaction. As used in the special termination agreement, the term “change-in-control” would include one or more transactions that could be considered to be a “merger of equals”. The special termination agreements provide that no payment by the Company to or for the benefit of the officer under the agreement will be made to the extent such payment would be non-deductible to the Company by reason of the operation of Section 280G of the Internal Revenue Code of 1986, as amended, relating to so-called “parachute payments.”
Supplemental Executive Retirement Plan
The Company has two supplemental executive retirement plans with a former president and chief executive officer. These plans require that the Company begin payments to the former president commencing January 1, 2007 and was derived from the three years of gross compensation prior to his retirement. These plans are unfunded. As of December 31, 2007 and 2006, the accrued liability recorded on the consolidated balance sheet was $1.3 million and $1.4 million, respectively. Expenses associated with the plans totaled $76,000, $99,000, and $(73,000), for the years ended December 31, 2007, 2006 and 2005, respectively.
(11) STOCK COMPENSATION AWARDS
The Board offers options on its common stock to Directors and Officers to purchase unissued common stock of the Company at a price equal to the fair market value of the Company’s common stock on the date of grant. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares. The following table presents the amount of cumulatively granted options and restricted stock awards, net of cancellations, through December 31, 2007:

			Cumulative Option
	Authorized	Cumulative	Awards, Net of
	Awards	Stock Awards	Expiration
1986 Plan	720,500	N/A	430,250
1997 Plan	449,500	N/A	444,775
2006 Plan	400,000	14,000	59,575

	1,570,000	14,000	934,600

At December 31, 2007, there were no shares available for grant under either the 1986 Plan or the 1997 Plan due to their expiration. At December 31, 2007, there were 326,425 shares available for grant under the 2006 Plan. Under all plans, the option exercise price equals the fair market value on the date of grant.
All options granted prior to December 31, 2005 vested over three years from the date of grant and have ten-year contractual terms and expire between 2008 and 2015. The vesting schedule for all options granted provides for 50% of options granted to vest after the first year and an additional 25% to vest each year thereafter.
All options granted after January 1, 2006 vest over two years from the date of grant and have seven-year contractual terms and expire between 2013 and 2014. The vesting schedule for these grants typically provides for 50% of the options granted to vest immediately and an additional 25% to vest each year thereafter. Options are fully vested two years after the grant date with the exception of the stock option grants to the Directors during 2007, which were immediately vested at the time of the grant.
The 14,000 restricted stock awards were granted during 2006 and represented shares of stock granted with a transfer restriction of one year. These stock awards were fully vested upon grant.
The total compensation expense related to all equity awards recognized in earnings by the Company in the years ended December 31, 2007 and 2006 was $121,000 and $400,000 and the related tax benefit was $22,000 and $122,000, respectively. The expense for the year ended December 31, 2007, represented stock options granted in 2006 of $38,000 and stock options granted in 2007 of $83,000. The expense for the year ended December 31, 2006, represented stock options granted in 2004 of $95,000, stock options granted in 2006 of $75,000 and compensation expense on stock awards of $230,000.

A summary of the status of the Company’s 2006 Plan, 1997 Plan and 1986 Plan as of December 31, and changes during the years ended follow:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	244,900	$14.07	349,100	$12.88	511,350	$10.97
Granted	38,500	16.39	40,000	16.41	8,400	17.66
Exercised	(13,300)	8.76	(133,775)	11.44	(168,250)	7.24
Forfeited	(8,500)	16.69	(10,425)	16.77	—	—
Expired	(10,000)	16.77	—	—	(2,400)	18.25

Outstanding at end of year	251,600	14.51	244,900	14.07	349,100	12.88

Options exercisable end of year	225,850	14.29	209,325	13.65	249,050	12.07
Weighted average fair value of options granted during the year		$3.50		$3.76		$3.17

At December 31, 2007, the aggregate intrinsic value of outstanding options and exercisable options was $363,000 and $377,000, respectively. The intrinsic value is based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2007 of $15.96 as compared to the weighted average exercise price for all outstanding stock options, as well as all exercisable stock options on that date.
For the years ended December 31, 2007 and 2006, the total intrinsic value of options exercised was $112,000 and $831,000, respectively.
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected volatility	25.00%	25.00%	29.30%
Risk-free interest rate	3.88%	4.60%	3.82%
Expected dividend yield	3.42%	3.41%	3.25%
Expected life in years	7 years	7 years	7 years
The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
A summary of the status of the Company’s nonvested stock options as of December 31, 2007 and changes during the year then ended is presented in the table below:

	Nonvested Stock Options
		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2007	35,575	$16.59
Granted	38,500	16.39
Vested	(47,325)	16.50
Forfeited	(1,000)	16.41

Nonvested at December 31, 2007	25,750	$16.46

At December 31, 2007, the total compensation cost not yet recognized related to non-vested options was $90,000 and the weighted average period over which it is expected to be recognized was 1.6 years.
The weighted average remaining life of outstanding options and exercisable options at December 31, 2007 was 4.8 years and 4.5 years, respectively.

(12) CONTINGENCIES
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
The components of financial instruments with off-balance sheet risk at December 31, follow:

	Fixed	Variable
2007	Rate	Rate	Total
(In Thousands)
Financial instruments with contract amounts represent credit risk:
Unused commitments to extend credit:
Residential mortgages	$1,540	$1,620	$3,160
Home equity lines of credit	1,372	12,855	14,227
Personal lines of credit	142	—	142
Commercial real estate mortgage	283	29,846	30,129
Construction	—	36,128	36,128
Commercial loans	156	26,460	26,616

Total unused commitments	$3,493	$106,909	$110,402

Letters of credit and standby letters of credit	$—	$1,770	$1,770

	Fixed	Variable
2006	Rate	Rate	Total
(In Thousands)
Financial instruments with contract amounts represent credit risk:
Unused commitments to extend credit:
Residential mortgages	$757	$—	$757
Home equity lines of credit	1,625	10,226	11,851
Personal lines of credit	145	—	145
Commercial real estate mortgage	27	33,839	33,866
Construction	—	42,559	42,559
Commercial loans	26	36,294	36,320

Total unused commitments	$2,580	$122,918	$125,498

Letters of credit and standby letters of credit	$—	$1,137	$1,137

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
The fair values for cash and short-term investments approximate their carrying amounts because of the short maturity of these instruments. The fair values for investment securities available for sale are based on quoted bid prices received from securities dealers or third party pricing services. The fair value of stock in the Federal Home Loan Bank of Boston equals its carrying amount as reported in the balance sheet because this stock is redeemable only at par by the FHLBB. Loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of the loans. The fair values of demand deposit accounts, NOW accounts, savings accounts and money market accounts are equal to their respective carrying amounts since they are equal to the amounts payable on demand at the reporting date. Certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate rates currently offered on instruments with similar remaining maturities. The fair values of short-term borrowed funds, accrued interest receivable, mortgagors’ escrow accounts and accrued interest payable approximate their carrying amounts because of the short-term nature of these financial instruments. The majority of the Company’s commitments for unused lines and outstanding standby letters of credit and unadvanced portions of loans are at floating rates and, therefore, there is no fair value adjustment.
The estimated fair values of the Bank’s financial instruments at December 31, follow:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(In Thousands)
Financial assets:
Cash and due from banks	$7,494	$7,494	$6,896	$6,896
Short-term investments	56	56	11,871	11,871
Investment securities available for sale	230,596	230,596	218,682	218,682
Federal Home Loan Bank stock	10,185	10,185	10,046	10,046
Accrued interest receivable	2,453	2,453	2,259	2,259
Loans, net	353,303	352,493	283,854	281,665
Financial liabilities:
Deposits	322,083	322,920	295,662	295,012
Borrowed funds	235,351	243,141	184,782	184,713
Mortgagors’ escrow accounts	647	647	586	586
Accrued interest payable	1,013	1,013	756	756
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

(15) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS.
The condensed financial statements for LSB Corporation, referred to as the “Parent Company” for purposes of this Note only at and for the year ended December 31, follow:

Balance Sheets	2007	2006
(In Thousands)
Assets:
Cash deposits in subsidiaries	$1,320	$1,897
Investment in subsidiary, at equity	58,642	56,194
Other assets	458	513

Total assets	$60,420	$58,604

Liabilities and Stockholders’ Equity:
Liabilities:
Accrued income taxes	$24	$—
Accrued expenses	98	73

Total liabilities	122	73

Total stockholders’ equity	60,298	58,531

Total liabilities and stockholders’ equity	$60,420	$58,604

Statements of Operations	2007	2006	2005
(In Thousands)
Dividends from bank subsidiary	$3,200	$—	$1,800
Interest income	64	106	103

Total operating income	3,264	106	1,903
Non-interest expenses	241	357	243

Income before income taxes and undistributed earnings	3,023	(251)	1,660
Income tax benefit	(61)	(88)	(48)

Income before undistributed earnings of subsidiary	3,084	(163)	1,708
Equity in undistributed earnings of subsidiary	634	289	2,449

Net income	$3,718	$126	$4,157

The Parent Company’s statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and therefore are not presented here.

Statements of Cash Flows	2007	2006	2005
(In Thousands)
Cash flows from operating activities:
Net income	$3,718	$126	$4,157
Adjustments to reconcile net income to net cash provided by operating activities:
Net distributed earnings of subsidiaries	(634)	(289)	(2,449)
Decrease (increase) in other assets	55	(284)	(217)
Increase in liabilities	49	23	(22)
Accretion of discounts on investment securities	—	(19)	(103)

Net cash (used) provided by operating activities	3,188	(443)	1,366

Cash flows from investing activities:
Purchases of investment securities held to maturity	—	—	(32,882)
Proceeds from maturities of investment securities	—	2,900	33,100

Net cash provided by investing activities	—	2,900	218

Cash flows from financing activities:
Proceeds from exercise of stock options and tax benefits	260	1,735	723
Repurchases of common stock	(1,463)	—	—
Dividends paid to stockholders	(2,562)	(2,542)	(2,484)

Net cash used in financing activities	(3,765)	(807)	(1,761)

Net (decrease) increase in cash and cash equivalents	(577)	1,650	(177)
Cash and cash equivalents, beginning of year	1,897	247	$424

Cash and cash equivalents, end of year	$1,320	$1,897	$247

(16) Quarterly Results of Operations (Unaudited)
The sum of the four rounded quarters might not necessarily equal the rounded year-to-date figures.

	2007
	March	June	September	December
	31	30	30	31
(In Thousands, Except Per Share Data)
Interest and dividend income	$8,093	$8,511	$9,100	$9,304
Interest expense	4,319	4,667	5,262	5,432

Net interest income	3,774	3,844	3,838	3,872
Provision for loan losses	60	155	250	180

Net interest income after provision for loan losses	3,714	3,689	3,588	3,692
Settlement gains on pension plan termination	—	—	357	405
Non-interest income	354	434	568	566
Non-interest expense	2,858	2,874	2,904	2,922

Income before income tax expense	1,210	1,249	1,609	1,741
Income tax expense	446	417	577	651

Net income	$764	$832	$1,032	$1,090

Basic earnings per share	$0.17	$0.18	$0.22	$0.24
Diluted earnings per share	$0.17	$0.18	$0.22	$0.24

	2006
	March	June		September	December
	31	30		30	31
(In Thousands, Except Per Share Data)
Interest and dividend income	$6,535	$7,047		$7,553	$7,821
Interest expense	3,241	3,744		3,924	4,253

Net interest income	3,294	3,303		3,629	3,568
Provision for loan losses	—	30		30	100

Net interest income after provision for loan losses	3,294	3,273		3,599	3,468
Loss on sale of investments	—	(2,417	) (1)	—	—
Curtailment gain on pension plan termination	—	—		—	602
Non-interest income	330	343		327	410
Non-interest expense	3,223	4,149	(2)	2,645	3,000

Income (loss) before income tax	401	(2,950)		1,281	1,480
Income tax expense (benefit)	141	(1,008)		473	480

Net income (loss)	$260	$(1,942)		$808	$1,000

Basic earnings (loss) per share	$0.06	$(0.43)		$0.18	$0.22
Diluted earnings (loss) per share	$0.06	$(0.42)		$0.18	$0.22

(1)	Includes losses of $2.4 million realized from a balance sheet restructuring of the investment portfolio.

(2)	Includes $800,000 in costs related to the name change of the Company’s subsidiary bank to River Bank and former employee severance payments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Information regarding the Company’s change of accountants from KPMG LLP to Wolf & Company, P.C. required by Item 304 of Regulations S-K pursuant to Rule 14a-3 is incorporated by reference herein from the section in the Company’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders of the Company to be held May 6, 2008 (the “Proxy Statement”) entitled “Change of Independent Accountant.”
There were no disagreements or other reportable events of the type for which disclosure would be required under Item 304(b) of
Regulation S-K.
ITEM 9A (T). CONTROLS AND PROCEDURES
(a) Disclosure of Controls and Procedures
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial offers, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Controls Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America to the Company’s management and Board of Directors regarding the preparation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.
This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
(c) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 10 of this Form is incorporated by reference herein from those sections in the Company’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders of the Company to be held May 6, 2008 (the “Proxy Statement”) entitled “Information Regarding Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Professional Conduct.”
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by Item 13 of this Form is incorporated by reference herein from the section in the Company’s Proxy Statement entitled “Indebtedness of Directors and Management and Certain Transactions with Management and Others.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of this Form is incorporated by reference herein from the sections in the Company’s Proxy Statement entitled “Ratification of Independent Registered Public Accounting Firm” and “The Board of Directors and its Committees – Audit Committee.”.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements: The following Consolidated Financial Statements of LSB Corporation and Subsidiary for the year ended December 31, 2007 are included in Item 8 of Part II to this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None.

(3)	List of Exhibits: The following is a list of exhibits which are either filed or incorporated by reference as part of this Annual Report on Form 10-K. Upon request to Investors Relations, LSB Corporation, 30 Massachusetts Avenue, North Andover, MA 01845, copies of the individual exhibits will be furnished upon payment of a reasonable reproduction fee.

Exhibits:

Number	Description of Exhibit
(2)	Plan of Reorganization and Acquisition, dated as of March 12, 2001 between LSB Corporation and Lawrence Savings Bank (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

(3) (i).1	Articles of Organization of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

(3) (i).2	Articles of Amendment of the Articles of Organization of LSB Corporation, as submitted for filing in the Office of the Secretary of the Commonwealth of Massachusetts on December 30, 2005, (Filed as Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed January 6, 2006, and incorporated herein by reference)

(3) (ii)	Amended and Restated By-Laws of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2007, and incorporated herein by reference)

(3) (iii)	Lawrence Savings Bank Certificate of Vote of Directors Establishing a Series of a Class of Stock (Filed as Exhibit 3(iii) to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)

(4.1)	Specimen certificate of shares of common stock of the Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

(4.2)	Renewed Rights Agreement dated as of November 17, 2005, between LSB Corporation and Computershare Trust Company, N.A., as Rights Agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2006, and incorporated herein by reference)

(10.1)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1989, (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.2)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1996, (Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.3)	Lawrence Savings Bank 1986 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.4)	Lawrence Savings Bank 1997 Stock Option Plan (Filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.5)	LSB Corporation 2006 Stock Option and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form S-8 filed June 5, 2006)*

(10.6)	LSB Corporation’s Form of Restricted Stock Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 26, 2006, and incorporated herein by reference)*

(10.7)	LSB Corporation’s Form of Incentive Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 26, 2006, and incorporated herein by reference)*

(10.8)	LSB Corporation’s Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 26, 2006, and incorporated herein by reference)*

(10.9)	LSB Corporation and River Bank Employee Stock Ownership Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 19, 2007, and incorporated herein by reference)*

(10.10)	LSB Corporation and River Bank Special Separation Plan (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 14, 2007, and incorporated herein by reference)*

Number	Description of Exhibit
(10.11)	LSB Corporation and River Bank Special Termination Agreement with Gerald T. Mulligan (Filed as Exhibit 10.2 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(10.12)	LSB Corporation and River Bank Special Termination Agreement with Michael J. Ecker (Filed as Exhibit 10.3 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(10.13)	LSB Corporation and River Bank Special Termination Agreement with Stephen B. Jones (Filed as Exhibit 10.4 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(10.14)	LSB Corporation and River Bank Special Termination Agreement with Diane L. Walker (Filed as Exhibit 10.5 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(13)	2007 Annual Report to Stockholders of LSB Corporation enclosed herein (furnished solely for the Commission’s information)

(14)	LSB Corporation and River Bank Code of Professional Conduct (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 20, 2006, and incorporated herein by reference)

(21)	Subsidiary of LSB Corporation and subsidiaries of River Bank

(23.1)	Consent of Wolf & Company, P.C.

(23.2)	Consent of KPMG LLP

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
Financial Statement excluded from Annual Report to Stockholders:           None

*	Management contract or compensatory plan or arrangement

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

Signature	Title	Date

/s/ Gerald T. Mulligan Gerald T. Mulligan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2008

/s/ Diane L. Walker Diane L. Walker	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 25, 2008

/s/ Thomas J. Burke Thomas J. Burke	Chairman of the Board Director	March 25, 2008

/s/ Eugene A. Beliveau Eugene A. Beliveau	Director	March 25, 2008

/s/ Kathleen Boshar Reynolds Kathleen Boshar Reynolds	Director	March 25, 2008

/s/ Malcolm W. Brawn Malcolm W. Brawn	Director	March 25, 2008

/s/ Byron R. Cleveland, Jr. Byron R. Cleveland, Jr.	Director	March 25, 2008

/s/ Richard Hart Harrington Richard Hart Harrington	Director	March 25, 2008

/s/ Robert F. Hatem Robert F. Hatem	Director	March 25, 2008

/s/ Marsha A. McDonough Marsha A. McDonough	Director	March 25, 2008