Form 10-Q
period 2008-03-31
LSB CORP
filed 2008-05-13
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2008
Common Stock, par value $.10 per share	4,453,941 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$6,326	$7,494
Federal funds sold	5,256	56

Total cash and cash equivalents	11,582	7,550

Investment securities available for sale (amortized cost of $260,558 in 2008 and $229,885 in 2007)	264,240	230,596
Federal Home Loan Bank stock, at cost	11,570	10,185
Loans, net of allowance for loan losses	367,741	353,303
Premises and equipment	4,155	3,590
Accrued interest receivable	2,483	2,453
Deferred income tax asset, net	1,488	2,485
Bank-owned life insurance	10,296	10,200
Other real estate owned	612	—
Other assets	1,397	1,289

Total assets	$675,564	$621,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits	$330,364	$322,083
Long-term borrowed funds	271,341	227,378
Short-term borrowed funds	7,675	7,973
Advance payments by borrowers for taxes and insurance	786	647
Other liabilities	3,727	3,272

Total liabilities	613,893	561,353

Stockholders’ equity:
Preferred stock, $.10 par value per share:
5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share;
20,000,000 shares authorized; 4,471,941 and 4,516,561 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	447	452
Additional paid-in capital	59,670	60,382
Accumulated deficit	(646)	(934)
Accumulated other comprehensive income, net of tax	2,200	398

Total stockholders’ equity	61,671	60,298

Total liabilities and stockholders’ equity	$675,564	$621,651

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended
	March 31,
	2008	2007
	(In thousands,
	except share data)
Interest and dividend income:
Loans	$6,018	$5,298
Investment securities available for sale	3,051	2,514
Federal Home Loan Bank stock	154	160
Short-term interest income	59	121

Total interest and dividend income	9,282	8,093

Interest expense:
Deposits	2,612	2,213
Long-term borrowed funds	2,745	1,686
Short-term borrowed funds	36	420

Total interest expense	5,393	4,319

Net interest income	3,889	3,774

Provision for loan losses	105	60

Net interest income after provision for loan losses	3,784	3,714

Non-interest income:
Deposit account fees	245	186
Loan servicing fees, net	39	58
Income on bank-owned life insurance	96	—
Other income	114	110

Total non-interest income	494	354

Non-interest expense:
Salaries and employee benefits	1,640	1,764
Occupancy and equipment expense	352	286
Data processing expense	234	281
Professional expense	131	108
Marketing expense	53	29
Other expense	412	390

Total non-interest expense	2,822	2,858

Income before income tax expense	1,456	1,210
Income tax expense	540	446

Net income	$916	$764

Average shares outstanding	4,493,523	4,598,128
Common stock equivalents	25,025	30,697

Average diluted shares outstanding	4,518,548	4,628,825

Basic earnings per share	$0.20	$0.17

Diluted earnings per share	$0.20	$0.17

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND THE
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

			(Accumulated	Accumulated
		Additional	Deficit)/	Other	Total
	Common	Paid-In	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity
			(In thousands, except per share data)
Balance at December 31, 2006	$459	$61,578	$(2,090)	$(1,416)	$58,531
Net income	—	—	3,718	—	3,718
Other comprehensive income:
Unrealized gain on securities available for sale, net (tax effect $1,416)	—	—	—	2,264	2,264
Pension plan settlement gain (tax effect $312)	—	—	—	(450)	(450)

Total comprehensive income					5,532
Stock-based compensation	—	121	—	—	121
Common stock repurchased (90,356 shares)	(9)	(1,454)			(1,463)
Exercise of stock options and tax benefit (13,300 shares)	2	137	—	—	139
Dividends declared and paid ($0.56 per share)	—	—	(2,562)	—	(2,562)

Balance at December 31, 2007	$452	$60,382	$(934)	$398	$60,298

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Income	Equity
			(In thousands, except per share data)
Balance at December 31, 2007	$452	$60,382	$(934)	$398	$60,298
Net income	—	—	916	—	916
Other comprehensive income:
Unrealized gain on securities available for sale, net (tax effect $1,169)	—	—	—	1,802	1,802

Total comprehensive income					2,718
Stock-based compensation	—	16	—	—	16
Common stock repurchased (46,620 shares)	(5)	(746)	—	—	(751)
Exercise of stock options and tax benefit (2,000 shares)	—	18	—	—	18
Dividends declared and paid ($0.14 per share)	—	—	(628)	—	(628)

Balance at March 31, 2008	$447	$59,670	$(646)	$2,200	$61,671

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$916	$764
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	105	60
Net amortization (accretion) of investment securities	(136)	12
Depreciation and amortization of premises and equipment	150	146
Increase in accrued interest receivable	(30)	(206)
Deferred income tax benefit	(172)	(6)
Stock-based compensation	16	7
Increase in cash surrender value of Bank-owned life insurance	(96)	—
(Increase) decrease in other assets	(108)	986
Increase (decrease) in other liabilities	455	(492)

Net cash provided by operating activities	1,100	1,271

Cash flows from investing activities:
Purchases of investment securities available for sale	(40,876)	—
Redemption of FHLBB stock	—	65
Purchases of FHLBB stock	(1,385)	—
Principal payments of investment securities available for sale	10,339	5,521
Increase in loans, net	(15,155)	(19,556)
(Purchases) reductions of premises and equipment	(715)	58

Net cash used in investing activities	(47,792)	(13,912)

Cash flows from financing activities:
Net increase in deposits	8,281	11,958
Additions to long-term borrowed funds	52,000	33,499
Payments on long-term borrowed funds	(8,037)	(10,035)
Net decrease in short-term borrowed funds	(298)	(19,000)
Increase in advance payments by borrowers	139	94
Dividends paid	(628)	(644)
Proceeds from exercise of stock options	18	68
Tax benefit from exercise of stock options	—	22
Common stock repurchased	(751)	—

Net cash provided by financing activities	50,724	15,962

Net increase in cash and cash equivalents	4,032	3,321
Cash and cash equivalents, beginning of period	7,550	18,767

Cash and cash equivalents, end of period	$11,582	$22,088

Cash paid during the period for:
Interest on deposits	$2,612	$2,213
Interest on borrowed funds	2,732	2,137
Income taxes	431	28
Supplemental noncash investing and financing activities:
Transfers to other real estate owned	612	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
The interim results of consolidated income are not necessarily indicative of the results for any future interim period or for the entire year. These interim Consolidated Financial Statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
2. CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. During the quarter ended March 31, 2008, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
3. FAIR VALUES OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles.
The Corporation also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Corporation did not elect fair value treatment for any financial assets or liabilities upon adoption.
In accordance with SFAS 157, the Corporation groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, certain impaired loans, other real estate owned, and long-term derivative contracts.
Assets measured at fair value on a recurring and non-recurring basis at March 31, 2008 are summarized below. There are no liabilities measured at fair value.

				Assets at
	Level 1	Level 2	Level 3	Fair Value
		(In thousands)
Recurring:
Investment securities available for sale	$18,466	$245,343	$431	$264,240

Non-recurring:
Impaired loans	—	—	490	490
Other real estate owned	—	—	612	612

Total assets	$18,466	$245,343	$1,533	$265,342

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis:

Three months ended March 31, 2008
Investments
(In thousands)
Balance as of January 1, 2008	$431
Total realized/unrealized gains (losses) included in net income	—

Balance as of March 31, 2008	$431

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	—
The investments carried under Level 3 assumptions are carried at par value since all redemptions have been made at par value and represent non-marketable securities.
4. RECENT ACCOUNTING PRONOUNCEMENTS
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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This Statement is effective for the Company’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a material impact on the Company’s consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this report, the Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Such forward-looking statements are expressions of management’s expectations as of the date of this report regarding future events or trends and which do not relate to historical matters. Such expectations may or may not be realized, depending on a number of variable factors, including but not limited to, changes in interest rates, general economic conditions, regulatory considerations and competition. For more information about these factors, please see our 2007 Annual Report on Form 10-K on file with the SEC, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As a result of such risk factors and uncertainties, among others, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company has not changed its significant accounting and reporting policies from those disclosed in its 2007 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2007 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, income taxes and impairment of the investment portfolio. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates.
EXECUTIVE LEVEL OVERVIEW
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Management’s efforts in this area are to increase the corporate loan portfolio, which include construction, commercial real estate and commercial loans. Management’s efforts for funding are to increase core deposit accounts, which are lower interest-bearing accounts. Deposits and borrowings typically have short durations and the costs of these funds do not necessarily rise and fall concurrent with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to, credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function and review at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports. The provision for loan losses was $105,000 for the three months ended March 31, 2008, based on management’s assessment of the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. During the comparable period of 2007, our provision for loan losses was $60,000. The increase in the provision during 2008 reflects management’s analysis of the growth and risk in the loan portfolio.

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
Income tax expense is directly related to earnings of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, as well as the mix of earnings among the different entities would affect the amount of income tax expense reported and the overall effective income tax rate recorded.
The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company’s net interest income for the three months ended March 31, 2008 was $3.9 million, a 3.0% increase from $3.8 million for the comparable period in 2007 primarily due to the sustained loan growth. The Company’s continued emphasis on increasing loan originations instead of purchasing lower-yielding investment securities favorably affected net interest income.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $675.6 million at March 31, 2008, compared to $621.6 million at December 31, 2007. The increase in asset size at March 31, 2008 from December 31, 2007 reflected strong loan growth of $14.5 million since year end 2007 augmented by an increase of $33.6 million in the investment portfolio from December 31, 2007.
Investments:
The investment securities portfolio totaled $264.2 million, or 39.1% of total assets at March 31, 2008, compared to $230.6 million, or 37.1% of total assets at December 31, 2007, an increase of $33.6 million from year-end.
During the first three months of 2008, $10.3 million of investments available for sale paid down and the funds were reinvested in new loan originations and investment securities purchased totaling $40.9 million, of which $21.2 million were purchased for use as collateral for wholesale repurchase agreements. The Company intends to use the principal paydowns and maturities from the investment portfolio to fund future loan growth as a strategy to improve the Company’s net interest margin.
The net unrealized gain on securities available for sale as of March 31, 2008 totaled $3.7 million, or $2.2 million net of taxes. The unrealized gains are attributable to changes in interest rates and a corresponding rise in fair value. However, there are two corporate obligations that are on the Bank’s securities watch list due to their current credit ratings by external, independent rating agencies. The amortized cost of these two corporate bonds totaled $3.9 million as of March 31, 2008 with an unrealized loss of $432,000, or 11.0% of amortized cost. Management is monitoring these securities on a monthly basis and it is the intent of management to hold these debt securities to maturity.

The following table reflects the components and carrying values of the investment securities portfolio at March 31, 2008 and December 31, 2007:

	3/31/08				12/31/07
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(In thousands)
Investment securities available for sale:
U.S. Treasury obligations	$5,585	$200	$—	$5,785	$5,589	$4	$(52)	$5,541
Government-sponsored enterprise obligations	18,422	292	—	18,714	15,748	95	(33)	15,810

U.S. Treasury and government sponsored enterprise obligations	24,007	492	—	24,499	21,337	99	(85)	21,351

Mortgage-backed securities	160,649	3,820	(217)	164,252	134,969	2,208	(474)	136,703
Collateralized mortgage obligations	55,934	561	(135)	56,360	60,660	169	(682)	60,147

Collateralized mortgage obligations and mortgage-backed securities	216,583	4,381	(352)	220,612	195,629	2,377	(1,156)	196,850

Corporate obligations	6,388	62	(432)	6,018	6,373	30	(583)	5,820
Mutual funds	1,000	—	(35)	965	1,000	—	(41)	959
Equity securities	12,580	—	(434)	12,146	5,546	70	—	5,616

Corporate and other investment securities	19,968	62	(901)	19,129	12,919	100	(624)	12,395

Total investment securities available for sale	$260,558	$4,935	$(1,253)	$264,240	$229,885	$2,576	$(1,865)	$230,596

Loans:
Total loans increased $14.5 million to $372.6 million and represented 55.2% of total assets at March 31, 2008, versus $358.1 million and 57.6%, respectively, of total assets at December 31, 2007. Retail loans, comprised primarily of residential mortgage loans, increased $6.8 million during the first three months of 2008 while corporate loans, comprised mainly of construction and commercial real estate loans, increased $7.7 million during the same period. The increase is due to loan growth experienced in the commercial real estate and residential loan categories and reflects the continued strategic preference toward loan originations rather than investment security purchases.
The following table reflects the loan portfolio at March 31, 2008 and December 31, 2007:

	3/31/08	12/31/07
	(In thousands)
Residential mortgage loans	$87,367	$79,743
Home equity lines and loans	22,368	23,046
Consumer loans	887	1,007

Total retail loans	110,622	103,796

Construction loans	46,542	47,885
Commercial real estate loans	188,883	177,968
Commercial loans	26,568	28,464

Total corporate loans	261,993	254,317

Total loans	372,615	358,113
Allowance for loan losses	(4,874)	(4,810)

Total loans, net	$367,741	$353,303

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007:

	Three months ended
	3/31/08	3/31/07
	(In thousands)
Beginning balance	$4,810	$4,309
Provision for loan losses	105	60
Recoveries on loans previously charged-off	1	5
Loans charged-off	(42)	(8)

Ending balance	$4,874	$4,366

The allowance for loan losses increased to $4.9 million at March 31, 2008 as compared to $4.8 million at December 31, 2007. However, the allowance for loan losses as a percent of total loans has decreased to 1.31% at March 31, 2008 down from 1.34% at December 31, 2007, due to an increase in total loans outstanding at March 31, 2008, compared to December 31, 2007, with the highest level of growth coming from the residential loan portfolio. The Company considers the current level of the allowance for loan losses to be appropriate and adequate. The low levels of delinquent loans and sustained asset quality of the loan portfolio combined with minimal levels of loan charge-offs contributed to the assessment of the allowance for loan losses. The Company has not engaged in any subprime lending.
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
Risk Assets:
Risk assets consist of non-performing loans and other real estate owned (OREO). Non-performing loans consist of both loans 90 days or more past due and loans placed on non-accrual because full collection of the principal balance is in doubt. Other real estate owned is comprised of foreclosed properties where the Company has formally received title or has possession of the collateral and is carried at the lower of the carrying amount of the loan plus capital improvements or the estimated fair value of the property.
Total risk assets were $1.6 million and $1.5 million, respectively, at March 31, 2008 and December 31, 2007. Impaired loans totaled $797,000 and $1.5 million, respectively, at March 31, 2008 and December 31, 2007. All of the $797,000 and $1.5 million in impaired loans at March 31, 2008 and December 31, 2007, respectively, had been measured using the fair value of the collateral method and did not require a related allowance. The decrease in non-performing loans since December 31, 2007 was primarily due to the reclassification into OREO of three loans to one borrower that were collateral dependent during the first quarter of 2008. The Company had no impaired loans at March 31, 2007.
The following table summarizes the Company’s risk assets at March 31, 2008, December 31, 2007 and March 31, 2007:

	3/31/08	12/31/07	3/31/07
	(Dollars in thousands)
Non-performing loans	$1,000	$1,523	$94
Other real estate owned	612	—	—

Total risk assets	$1,612	$1,523	$94

Risk assets as a percent of total loans and OREO	0.43%	0.43%	0.03%

Risk assets as a percent of total assets	0.24%	0.24%	0.02%

Deposits:
Total interest-bearing deposits amounted to $301.5 million at March 31, 2008, compared to $293.2 million at December 31, 2007, an increase of $8.2 million due to an increases of $4.4 million in certificates of deposit and savings accounts. The $4.4 million increase in term certificates of deposit reflects the customers’ preference in achieving the highest yields possible in a declining interest rate environment. Brokered certificates of deposit totaled $5.5 million at March 31, 2008 and December 31, 2007. Savings and money market accounts increased $3.7 million and $612,000 to $32.2 million and $75.2 million, respectively, from December 31, 2007, primarily due to a higher-rate promotional savings account product. Partially offsetting these increases was a decrease of $538,000 in NOW accounts from December 31, 2007.
The following table reflects the components of the deposit portfolio at March 31, 2008 and December 31, 2007:

	3/31/08	12/31/07
	(In thousands)
NOW accounts	$17,339	$17,877
Demand deposit accounts	28,887	28,851
Savings accounts	32,179	28,452
Money market accounts	75,233	74,621
Brokered certificates of deposit	5,461	5,461
Certificates of deposit	171,265	166,821

Total deposits	$330,364	$322,083

Borrowed Funds:
Borrowed funds consist of long-term and short-term Federal Home Loan Bank of Boston (FHLBB) advances and securities sold under agreements to repurchase. Total borrowed funds amounted to $279.0 million at March 31, 2008, compared to $235.4 million at December 31, 2007, an increase of $43.7 million. Short-term borrowed funds decreased $298,000 from December 31, 2007, while long-term borrowed funds increased $44.0 million due to the availability of more favorable, longer term rates. Wholesale repurchase agreements increased $15.0 million in the first quarter of 2008 including an embedded cap intended to provide rate relief to the Company should rates rise abruptly. The Company believes its borrowing position leaves the Company less vulnerable to rate fluctuations in the coming year. This was achieved by lowering the average long-term borrowed cost of funds from 4.62% at December 31, 2007, to 4.25% at March 31, 2008.
The following table reflects the components of borrowings at March 31, 2008 and December 31, 2007:

	3/31/08	12/31/07
	(In thousands)
Long-term borrowed funds:
FHLBB long-term advances	$231,341	$202,378
Wholesale repurchase agreements	40,000	25,000

	271,341	227,378

Short-term borrowed funds:
FHLBB Ideal Way advances	—	800
FHLBB short-term advances	3,000	—
Customer repurchase agreements	4,675	7,173

	7,675	7,973

Total borrowed funds	$279,016	$235,351

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
SUMMARY
The Company reported net income of $916,000, or $0.20 per diluted share, as compared to a net income of $764,000, or $0.17 per diluted share, for the three months ended March 31, 2008 and 2007, respectively. The first quarter of 2008 experienced an increase in net income primarily due to increases in net interest income of $115,000 and non-interest income of $140,000. Partially offsetting these increases, the Company recorded a provision for loan losses of $105,000 in the first quarter of 2008 resulting from continued, sustained corporate loan growth since December 31, 2007, and an increase in income tax expense of $94,000 due to a change in the mix of the income from the Company’s subsidiaries.
Net Interest Income From Operations:
Net interest income for the three months ended March 31, 2008 increased by $115,000, or 3.0%, to $3.9 million from $3.8 million for the same period of 2007. The net interest rate spread decreased to 2.06% for the three months ended March 31, 2008 versus 2.33% for the same period of 2007. Interest income for the three months ended March 31, 2008 increased $1.2 million primarily due to higher average loan and investment security balances compared to the same period of 2007. Partially offsetting the increase in total interest income was an increase of $1.1 million in total interest expense primarily due to an increase in average deposit and borrowed funds balances. Net interest margin decreased to 2.52% versus 2.88% for the quarters ended March 31, 2008 and 2007, respectively.
Interest Income:
Interest income increased $1.2 million, or 14.7%, during the first quarter of 2008 versus the same quarter in 2007, primarily attributable to a rise in average loan balances.
Average loan interest rates decreased 57 basis points from 7.25% to 6.68% during the first quarters of 2007 and 2008, respectively, resulting in a decrease of $395,000 to interest income. Average loan balances rose $66.2 million from $296.2 million in 2007 to $362.4 million in 2008 contributing $1.1 million to interest income.
Average investment security interest rates increased 26 basis points during the first quarter of 2008 from 4.81% in 2007 to 5.07% in 2008 adding $122,000 to interest income. Average investment security balances rose $23.4 million from $235.5 million in 2007 to $258.9 million in 2008 contributing $347,000 to interest income.
Interest Expense:
Interest expense increased $1.1 million, or 24.9%, during the first quarter of 2008 from $4.3 million in the first quarter of 2007 to $5.4 million in the first quarter of 2008, primarily due to the rise in average deposit and average borrowed funds volumes.
Average deposit interest rates increased 22 basis points from 3.32% to 3.54% in the first quarter of 2007 and 2008, respectively, contributing $68,000 to interest expense. Average interest-bearing deposit balances increased by $26.0 million from $270.7 million in 2007 to $296.7 million in 2008, accompanied by a change in the mix resulting in a preference for higher costing certificates of deposit, which increased interest expense by $331,000.
Average borrowed funds interest rates decreased 25 basis points from 4.69% in the first quarter of 2007 to 4.44% in the same quarter of 2008 resulting in a decrease of $184,000 to interest expense. Average borrowed fund balances rose $69.9 million, or 38.4%, from $182.2 million in 2007 to $252.1 million in 2008. This increase resulted in additional interest expense of $859,000 due to an increase in longer term borrowed funds.

Provision for Loan Losses:
The provision for loan losses totaled $105,000 and $60,000 for the three months ended March 31, 2008 and 2007, respectively. The provisions in 2008 and 2007 reflect management’s analysis of loan growth during the first quarters of 2008 and 2007 with the highest level of growth coming from the residential loan portfolio. The balance of the allowance for loan losses has grown to $4.9 million at March 31, 2008, from $4.4 million at March 31, 2007, respectively. The coverage of the allowance for loan losses decreased to 1.31% at March 31, 2008 from 1.42% at March 31, 2007 due to the loan growth experienced during 2008 and 2007 which, considered in light of the relatively low levels of non-performing and delinquent loans, and minimal loan charge-offs, led to management’s assessment of the allowance for loan losses being adequate as of March 31, 2008. The level of reserves increased slightly from December 31, 2007 in recognition of the statewide declines in real estate values, which have had limited impact on the Company’s loan portfolio to date. In addition, the Company has not engaged in subprime lending.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended March 31, 2008 and 2007. Average loans include non-performing loans.

	Three months ended			Three months ended
		3/31/08			3/31/07
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$7,612	$59	3.12%	$9,206	$121	5.33%
U. S. Treasury and government- sponsored enterprise obligations	23,430	244	4.19	40,367	392	3.94
Corporate and other investment securities	23,574	376	6.41	18,861	271	5.83
Collateralized mortgage obligations and mortgage- backed securities	204,292	2,585	5.09	167,070	2,011	4.88

Total investment securities	258,908	3,264	5.07	235,504	2,795	4.81

Loans:
Residential real estate	82,566	1,161	5.66	70,465	985	5.67
Equity	22,444	321	5.75	20,033	307	6.22
Consumer	955	17	7.16	911	16	7.12

Total retail loans	105,965	1,499	5.69	91,409	1,308	5.80

Construction	45,765	830	7.29	46,224	1,077	9.45
Commercial real estate	182,797	3,208	7.06	144,975	2,635	7.37
Commercial	27,900	481	6.93	13,591	278	8.30

Total corporate loans	256,462	4,519	7.09	204,790	3,990	7.90

Total loans	362,427	6,018	6.68	296,199	5,298	7.25

Total interest-earning assets	621,335	9,282	6.01	531,703	8,093	6.17%

Allowance for loan losses	(4,848)			(4,327)
Other assets	24,469			16,286

Total assets	$640,956			$543,662

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$17,218	$8	0.19%	$17,784	$8	0.18%
Regular savings accounts	29,574	44	0.60	32,894	40	0.49
Money market accounts	75,680	531	2.82	73,405	524	2.90
Certificates of deposit and escrow	174,209	2,029	4.68	146,621	1,641	4.54

Total interest-bearing deposits	296,681	2,612	3.54	270,704	2,213	3.32

Borrowed funds:
Long-term borrowed funds	245,156	2,745	4.50	148,752	1,686	4.60
Short-term borrowed funds	6,915	36	2.09	33,442	420	5.09

Total borrowed funds	252,071	2,781	4.44	182,194	2,106	4.69

Total interest-bearing liabilities	548,752	5,393	3.95%	452,898	4,319	3.87%

Non-interest-bearing deposits	27,968			29,085
Other liabilities	3,178			3,714

Total liabilities	579,898			485,697
Stockholders’ equity	61,058			57,965

Total liabilities and stockholders’ equity	$640,956			$543,662

Net interest rate spread			2.06%			2.30%

Net interest income		$3,889			$3,774

Net interest margin on average earning assets			2.52%			2.88%

Non-Interest Income:
Non-interest income increased $140,000 for the three months ended March 31, 2008 compared to the same period in 2007, and totaled $494,000 in 2007 while amounting to $354,000 in 2007. This increase was primarily attributable to the absence of the increase in the cash surrender value of the bank-owned life insurance in the first quarter of 2007 as these policies were not purchased until July, 2007. Deposit account fees increased to $245,000 from $186,000 for the three months ended March 31, 2008 and 2007, respectively, due mainly to an increase of $63,000 in overdraft fees as a result of additional deposit products being granted overdraft privileges. Loan servicing fees decreased to $39,000 from $58,000 for the three months ended March 31, 2008 and 2007, respectively, due to a decrease in prepayment penalties collected on corporate loans. Other income increased to $114,000 from $110,000 for the three months ended March 31, 2008 and 2007, respectively.
Non-Interest Expense:
Non-interest expenses decreased $36,000, or 1.3%, during the first quarter of 2008 to $2.8 million versus $2.9 million for the same period of 2007. There was a decrease in salary and employee benefits expenses of $124,000, or 7.0%, to $1.6 million in the first quarter of 2008 and from $1.8 million in 2007. The decrease in salaries resulted from a reduced number of employees in the corresponding periods and an increase in the total salaries deferred in the first quarter of 2008 due to higher loan origination volumes. Occupancy and equipment expense increased $66,000, or 23.1%, to $352,000 in the first quarter of 2008 from $286,000 in the same period of 2007 due mainly to increased rent expense and additional snow removal costs and equipment repairs. Data processing expenses decreased $47,000, or 16.7%, to $234,000 in the first quarter of 2008 from $281,000 in 2007 due to a decrease in outsourced computer services. Marketing expenses increased $24,000, or 82.8%, during the first quarter of 2008 to $53,000 from $29,000 in the first quarter of 2007 due to an increase in discretionary advertising expenses. Professional fees increased $23,000, or 21.3%, to $131,000 in the first quarter of 2008 from $108,000 in the first quarter of 2007 due primarily to an increase in external consulting fees and legal fees. Other expenses increased $22,000 or 5.6% to $412,000 in the first quarter of 2008 from $390,000 in the same period of 2007 due primarily to an increase in contributions to charitable organizations and due to expenses associated with other real estate owned.
Income Taxes:
The Company reported an income tax expense of $540,000 for the three months ended March 31, 2008, for an effective income tax rate of 37.1%. This compares to an income tax expense of $446,000 for the three months ended March 31, 2007 or an effective income tax rate of 36.9%. The modest increase in the effective tax rate in 2008 was due primarily to a change in the mix of income from the Company’s subsidiaries partially offset by the non-taxable status of the BOLI income. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable earnings within the group can change.
LIQUIDITY AND CAPITAL RESOURCES:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank did not pay dividends to the Company in the first three months of 2008 or 2007.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, investment security maturities and amortization, increases in deposits, advances from the FHLBB and securities sold under agreements to repurchase. The Bank has a line of credit of $3.0 million with the FHLBB. The Bank currently has a $5.0 million unsecured Federal funds line of credit with another financial institution. At March 31, 2008, the entire $8.0 million in available lines of credit was available.
The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLBB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLBB at March 31, 2008 was $260.8 million, of which $234.3 million had been borrowed.

On April 26, 2007, the Company announced a common stock repurchase program to purchase up to 230,000 shares of Company stock. As of April 30, 2008, the Company had purchased 154,976 shares of Company stock at a weighted average price per share of $16.12, including broker costs, for a total cost of $2.5 million.
At March 31, 2008, the Company’s stockholders’ equity was $61.7 million as compared to $60.3 million at December 31, 2007. The change during the first three months of 2008 occurred due to net income of $916,000, proceeds of $18,000 from the exercise of stock options and compensation expense relating to stock options of $16,000. Stockholders’ equity was reduced by the declaration of cash dividends to shareholders of $628,000 and stock repurchases of $751,000.
The Company’s leverage ratio at March 31, 2008 and December 31, 2007 was 9.30% and 9.72%, respectively. The Company’s and the Bank’s total risk based capital ratios both were 14.19% at March 31, 2008, respectively, compared with 14.53% and 14.22% at December 31, 2007, respectively. The total risk based capital ratios declined from December 31, 2007 due to an increase in investment security and loan balances partially offset by a decline in off balance sheet commitments resulting in an increase to total risk adjusted assets without a corresponding increase to capital. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Management believes there have been no material changes to the discussion under the sub-caption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2007 Annual Report on Form 10-K which is incorporated by reference.
ITEM 4.T: CONTROLS AND PROCEDURES
The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The framework on which management’s evaluation of the Company’s internal control over financial reporting is based must be a suitable, recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment. Although there are many different ways to conduct an evaluation of the effectiveness of internal control over financial reporting to meet the requirements of this paragraph, an evaluation that is conducted in accordance with the interpretive guidance issued by the Commission in Release No. 34-55929 will satisfy the evaluation required by this paragraph. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
During the period covered by this quarterly report, there were no changes in the Company’s internal controls that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Bank is involved in various legal proceedings incidental to its business. During the three months ended March 31, 2008, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
ITEM 1A. RISK FACTORS
Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	The following table sets forth information with respect to any purchase made by or on behalf of LSB Corporation or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of LSB Corporation common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	average price paid	publicly announced	purchased under the
2008	shares purchased	per share	plans or programs	plans or program (1)
Jan. 1 - Jan. 31	5,100	$16.02	5,100	134,544
Feb. 1 - Feb. 29	29,520	$16.21	29,520	105,024
Mar. 1 - Mar. 31	12,000	$15.80	12,000	93,024

Total
First quarter	46,620	$16.08	46,620	93,024

(1)	On April 26, 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. During 2007, 90,356 shares were repurchased. The Company has placed no deadline on the duration of the repurchase program. In addition, the Company’s Employee Stock Ownership Plan (“ESOP”) purchased 8,600 shares on the open market in 2007 and 5,100 shares in the first quarter of 2008. Excluding the ESOP shares, there were no shares purchased other than disclosed above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Stockholders was held on May 6, 2008. At the Annual Meeting, Fred P. Shaheen was elected Class B. Director to serve until the 2010 Annual Meeting and until his successor is elected and qualified. John P. Bachini, Jr., Robert F. Hatem, and Gerald T. Mulligan were elected Class C Directors to serve until the 2011 Annual Meeting and until their successors are elected and qualified. The terms of the remaining Class A Directors Marsha A. McDonough and Kathleen Boshar Reynolds continue until the 2009 Annual Meeting. The terms of the remaining Class B Directors Malcolm W. Brawn and Richard Hart Harrington continue until the 2010 Annual Meeting. Also at the Annual Meeting, the stockholders ratified the appointment of Wolf & Company, PC as the Company’s independent registered public accounting firm for the fiscal year 2008. A tabulation of the votes cast for, against or withheld and of abstentions and broker non-votes as to each matter presented, including a separate tabulation with respect to each Director nominee, is set forth below:
     Proposal 1. Election of one Class B Directors for a three-year term.

Director Nominee	For	Withheld
Fred P. Shaheen	3,961,580	28,851
     Proposal 2. Election of three Class C Directors for a three-year term.

Director Nominee	For	Withheld
John P. Bachini, Jr.	3,961,044	29,387
Robert F. Hatem	3,942,116	48,315
Gerald T. Mulligan	3,958,604	31,827
     Proposal 3. Ratification of Appointment of Wolf & Company, P.C.

For	3,963,917
Against	21,428
Abstain	5,086
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

LSB CORPORATION
May 13, 2008	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

May 13, 2008	/s/ Diane L. Walker
Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the three months ended March 31, 2008
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