Form 10-Q
period 2008-06-30
LSB CORP
filed 2008-08-13
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6 , 2008

Common Stock, par value $.10 per share	4,456,441 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$5,702	$7,494
Federal funds sold	13,067	56

Total cash and cash equivalents	18,769	7,550

Investment securities available for sale (amortized cost of $256,180 in 2008 and $229,885 in 2007)	255,401	230,596
Federal Home Loan Bank stock, at cost	11,683	10,185
Loans, net of allowance for loan losses	404,381	353,303
Premises and equipment	4,282	3,590
Accrued interest receivable	2,490	2,453
Deferred income tax asset, net	3,425	2,485
Bank-owned life insurance	10,392	10,200
Other real estate owned	692	—
Other assets	1,284	1,289

Total assets	$712,799	$621,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Core deposits	$177,634	$149,801
Term deposits	194,646	172,282

Total deposits	372,280	322,083
Long-term borrowed funds	266,303	227,378
Short-term borrowed funds	11,160	7,973
Advance payments by borrowers for taxes and insurance	630	647
Other liabilities	3,365	3,272

Total liabilities	653,738	561,353

Stockholders’ equity:
Preferred stock, $.10 par value per share:
5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share;
20,000,000 shares authorized;
4,454,941 and 4,516,561 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	445	452
Additional paid-in capital	59,413	60,382
Accumulated deficit	(326)	(934)
Accumulated other comprehensive (loss) income, net of tax	(471)	398

Total stockholders’ equity	59,061	60,298

Total liabilities and stockholders’ equity	$712,799	$621,651

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except share data)

Interest and dividend income:
Loans	$6,049	$5,709	$12,067	$11,006
Investment securities available for sale	3,356	2,445	6,408	4,959
Federal Home Loan Bank stock	102	167	256	327
Short term interest income	53	190	112	312

Total interest and dividend income	9,560	8,511	18,843	16,604

Interest expense:
Deposits	2,433	2,409	5,046	4,624
Long-term borrowed funds	2,861	2,097	5,606	3,782
Short-term borrowed funds	41	161	78	581

Total interest expense	5,335	4,667	10,730	8,987

Net interest income	4,225	3,844	8,113	7,617

Provision for loan losses	400	155	505	215

Net interest income after provision for loan losses	3,825	3,689	7,608	7,402

Non-interest income:
Deposit account fees	267	251	512	437
Loan servicing fees, net	35	56	73	114
Income on bank-owned life insurance	96	5	192	5
Other income	112	122	227	232

Total non-interest income	510	434	1,004	788

Non-interest expense:
Salaries and employee benefits	1,631	1,616	3,270	3,380
Occupancy and equipment expense	321	303	673	590
Data processing expense	243	244	477	525
Professional expense	132	111	262	220
Marketing expense	194	192	246	220
Other expense	461	408	875	796

Total non-interest expense	2,982	2,874	5,803	5,731

Income before income tax expense	1,353	1,249	2,809	2,459
Income tax expense	410	417	950	863

Net income	$943	$832	$1,859	$1,596

Average shares outstanding	4,459,710	4,602,331	4,476,523	4,600,241
Common stock equivalents	22,093	28,088	23,551	29,385

Average diluted shares outstanding	4,481,803	4,630,419	4,500,074	4,629,626

Basic earnings per share	$0.21	$0.18	$0.41	$0.35

Diluted earnings per share	$0.21	$0.18	$0.41	$0.34

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND THE
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Income (Loss)	Equity

		(In thousands, except share data)

Balance at December 31, 2006	$459	$61,578	$(2,090)	$(1,416)	$58,531
Net income	—	—	3,718	—	3,718
Other comprehensive income:
Unrealized gain on securities available for sale, net (tax effect $1,416)	—	—	—	2,264	2,264
Pension plan settlement gain (tax effect $312)	—	—	—	(450)	(450)

Total comprehensive income					5,532
Stock-based compensation	—	121	—	—	121
Common stock repurchased (90,356 shares)	(9)	(1,454)			(1,463)
Exercise of stock options and tax benefit (13,300 shares)	2	137	—	—	139
Dividends declared and paid ($0.56 per share)	—	—	(2,562)	—	(2,562)

Balance at December 31, 2007	$452	$60,382	$(934)	$398	$60,298

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Income (Loss)	Equity

		(In thousands, except share data)

Balance at December 31, 2007	$452	$60,382	$(934)	$398	$60,298
Net income	—	—	1,859	—	1,859
Other comprehensive income:
Unrealized loss on securities available for sale, net (tax effect $628)	—	—	—	(869)	(869)

Total comprehensive income					990
Stock-based compensation	—	32	—	—	32
Common stock repurchased (64,620 shares)	(7)	(1,028)	—	—	(1,035)
Exercise of stock options and tax benefit (3,000 shares)	—	27	—	—	27
Dividends declared and paid ($0.28 per share)	—	—	(1,251)	—	(1,251)

Balance at June 30, 2008	$445	$59,413	$(326)	$(471)	$59,061

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$1,859	$1,596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	505	215
Net accretion of investment securities	(283)	(32)
Depreciation and amortization of premises and equipment	312	303
(Increase) decrease in accrued interest receivable	(37)	17
Deferred income tax benefit	(312)	(6)
Stock-based compensation	32	16
Increase in cash surrender value of Bank-owned life insurance	(192)	(5)
Decrease in other assets	5	586
Increase (decrease) in other liabilities	93	(572)

Net cash provided by operating activities	1,982	2,118

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	750	5,009
Purchases of investment securities available for sale	(51,210)	(24)
Purchases of Bank-owned life insurance	—	(5,000)
Redemption of FHLBB stock	—	65
Purchases of FHLBB stock	(1,498)	(204)
Principal payments of investment securities available for sale	24,441	12,089
Increase in loans, net	(52,275)	(45,002)
(Purchases) reductions of premises and equipment	(1,004)	35

Net cash used in investing activities	(80,796)	(33,032)

Cash flows from financing activities:
Net increase in deposits	50,197	19,050
Additions to long-term borrowed funds	58,000	119,000
Payments on long-term borrowed funds	(19,075)	(70,071)
Net (increase) decrease in short-term borrowed funds	3,187	(30,668)
Increase in advance payments by borrowers	(17)	(9)
Dividends paid	(1,251)	(1,288)
Proceeds from exercise of stock options	27	108
Tax benefit from exercise of stock options	—	22
Common stock repurchased	(1,035)	(154)

Net cash provided by financing activities	90,033	35,990

Net increase in cash and cash equivalents	11,219	5,076
Cash and cash equivalents, beginning of period	7,550	18,767

Cash and cash equivalents, end of period	$18,769	$23,843

Cash paid during the period for:
Interest on deposits	$5,037	$4,624
Interest on borrowed funds	5,617	4,363
Income taxes	1,494	863
Supplemental noncash investing and financing activities:
Transfers to other real estate owned	692	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
2. CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. During the quarter ended June 30, 2008, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
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

Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, certain impaired loans, other real estate owned, and long-term derivative contracts.
Assets measured at fair value on a recurring and non-recurring basis at June 30, 2008 are summarized below. There are no liabilities measured at fair value.

				Assets at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Recurring:
Investment securities available for sale	$18,113	$236,857	$431	$255,401
Non-recurring:
Impaired loans	—	—	1,313	1,313
Other real estate owned	—	—	692	692

Total assets	$18,113	$236,857	$2,436	$257,406

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis:

Six months ended June 30, 2008
Investments
(In thousands)

Balance as of January 1, 2008	$431
Total realized/unrealized gains (losses) included in net income	—

Balance as of June 30, 2008	$431

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$—

The investments carried under Level 3 assumptions are carried at par value since all redemptions have been made at par value and represent non-marketable securities.
4. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”) and Statement No. 141R “Business Combinations” (“SFAS 141R”). The two standards were issued to improve, simplify and converge international and US accounting standards for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 160 and SFAS 141R are effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 and SFAS 141R is not expected to have a material impact on the Company’s consolidated financial statements.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this report, the Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Such forward-looking statements are expressions of management’s expectations as of the date of this report regarding future events or trends and which do not relate to historical matters. Such expectations may or may not be realized, depending on a number of variable factors, including but not limited to, changes in interest rates, general economic conditions, including real estate conditions in the Bank’s lending areas, regulatory considerations and competition. For more information about these factors, please see our 2007 Annual Report on Form 10-K on file with the SEC, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As a result of such risk factors and uncertainties, among others, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.
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
EXECUTIVE LEVEL OVERVIEW
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Management’s efforts in this area are to increase the corporate loan portfolio, which include construction, commercial real estate and commercial loans, and the residential loan portfolio. Management’s efforts for funding are to increase core deposit accounts, which are lower interest-bearing accounts and include savings and money market accounts, and demand deposit accounts. Deposits and borrowings typically have short durations and the costs of these funds do not necessarily rise and fall concurrent with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to, credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function and review at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports. The provision for loan losses was $505,000 for the six months ended June 30, 2008, as compared to $215,000 for the six months ended June 30, 2007. Management assessed the adequacy of the allowance based on an evaluation of the Bank’s loan portfolio and the level of non-performing loans. The increase in the provision during 2008 reflects the increase in the Bank’s loan portfolio and a slight increase in non-performing loans.
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
The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company’s net interest income for the six months ended June 30, 2008 was $8.1 million, a 6.5% increase from $7.6 million for the comparable period in 2007 primarily due to the sustained loan growth. The Company’s continued emphasis on increasing loan originations instead of purchasing lower-yielding investment securities favorably affected net interest income.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $712.8 million at June 30, 2008, compared to $621.6 million at December 31, 2007. The increase in asset size at June 30, 2008 from December 31, 2007 reflected strong loan growth of $51.5 million since year end 2007 augmented by an increase of $24.8 million in the investment portfolio from December 31, 2007.
Investments:
The investment securities portfolio totaled $255.4 million, or 35.8% of total assets at June 30, 2008, compared to $230.6 million, or 37.1% of total assets at December 31, 2007, an increase of $24.8 million from year-end.
During the first six months of 2008, the Bank experienced cash inflows of $24.4 million of investments from maturities and prepayments and the funds were reinvested along with other investment securities purchases for a total of $51.2 million. These purchases were primarily purchased for use as collateral for wholesale repurchase agreements, FHLBB short-term and long-term advances and customer repurchase agreements. The Company intends to reinvest future principal paydowns and maturities from the investment portfolio and, to a lesser degree, to fund future loan growth.
The net unrealized loss on securities available for sale as of June 30, 2008 totaled $786,000, or $471,000 net of taxes. The unrealized losses are attributable to changes in interest rates and a corresponding decline in fair value. There are two corporate obligations that are on the Bank’s securities watch list due to their current credit ratings by external, independent rating agencies. The amortized cost of these two corporate bonds totaled $3.9 million as of June 30, 2008 with an unrealized loss of $114,000, or 2.9% of amortized cost which represents an improvement of over $300,000 from the end of the first quarter of 2008. Management is monitoring these securities on a monthly basis and it is the intent of management to hold these debt securities to maturity.
In the second half of 2007 and the first quarter of 2008, the Company purchased preferred stock issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) at a total cost of $10.1 million. The fair value of these holdings was below their amortized cost by $419,000 as of June 30, 2008. Subsequent to quarter-end, the fair value of these holdings has declined due to uncertainty surrounding further losses and capital raising efforts by FNMA and FHLMC. Management believes that these unrealized losses do not constitute other-than-temporary impairment and the Company has the intent and ability to hold these investments until their respective maturity dates. In addition, as part of its ongoing other-than-temporary impairment evaluation process, management will continue to monitor the fair value of its FNMA and FHLMC preferred stock. On August 6, 2008, Fitch Ratings downgraded its rating of FHLMC preferred stock to ‘A’ from

‘A+’ and placed FHLMC preferred stock (as well as FHLMC subordinated debt) on rating watch with negative implications. Fitch Ratings most recently assigned a rating of ‘A+’ to FNMA preferred stock but on July 17, 2008, Fitch Ratings placed FNMA preferred stock on rating watch with negative implications. On August 11, 2008, Standard & Poor’s downgraded FNMA and FHLMC preferred stock (and subordinated debt) to ‘A-’ from ‘AA-’. As of August 11, 2008, the aggregate fair value of the FNMA and FHLMC preferred stock was $6.4 million. No assurance can be given that management will not need to recognize an other-than-temporary impairment charge related to those FNMA and FHLMC preferred stock investments if the fair values do not recover in the future. In addition, refer to Part II, Item 1A for risk factors relating to the investment portfolio, including the recognition of other-than-temporary impairment.
The following table reflects the components and carrying values of the investment securities portfolio at June 30, 2008 and December 31, 2007:

	6/30/08				12/31/07
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

Investment securities available for sale:
U.S. Treasury obligations	$5,582	$2	$(8)	$5,576	$5,589	$4	$(52)	$5,541
Government-sponsored enterprise obligations	19,124	53	(41)	19,136	15,748	95	(33)	15,810

U.S. Treasury and government sponsored enterprise obligations	24,706	55	(49)	24,712	21,337	99	(85)	21,351

Mortgage-backed securities	161,562	1,018	(980)	161,600	134,969	2,208	(474)	136,703
Collateralized mortgage obligations	49,937	251	(336)	49,852	60,660	169	(682)	60,147

Collateralized mortgage obligations and mortgage-backed securities	211,499	1,269	(1,316)	211,452	195,629	2,377	(1,156)	196,850

Corporate obligations	6,402	—	(133)	6,269	6,373	30	(583)	5,820
Mutual funds	1,000	—	(55)	945	1,000	—	(41)	959
Equity securities	12,580	—	(557)	12,023	5,546	70	—	5,616

Corporate obligations and other investment securities	19,982	—	(745)	19,237	12,919	100	(624)	12,395

Total investment securities available for sale	$256,187	$1,324	$(2,110)	$255,401	$229,885	$2,576	$(1,865)	$230,596

Loans:
Total loans increased $51.5 million to $409.6 million and represented 57.4% of total assets at June 30, 2008, versus $358.1 million and 57.6%, respectively, of total assets at December 31, 2007. Retail loans, comprised primarily of residential mortgage loans, increased $20.0 million during the first six months of 2008 while corporate loans, comprised mainly of construction and commercial real estate loans, increased $31.5 million during the same period. The increase is due to loan growth experienced in the commercial real estate and residential loan categories and reflects the continued strategic preference toward loan originations rather than investment security purchases as well as increased demand from its borrowers.
The following table reflects the loan portfolio at June 30, 2008 and December 31, 2007:

	6/30/08	12/31/07
	(In thousands)
Residential mortgage loans	$100,176	$79,743
Home equity lines and loans	22,693	23,046
Consumer loans	918	1,007

Total retail loans	123,787	103,796

Construction loans	55,450	47,885
Commercial real estate loans	205,543	177,968
Commercial loans	24,839	28,464

Total corporate loans	285,832	254,317

Total loans	409,619	358,113
Allowance for loan losses	(5,238)	(4,810)

Total loans, net	$404,381	$353,303

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three months ended and the six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	6/30/08	6/30/07	6/30/08	6/30/07
	(In thousands)

Beginning balance	$4,874	$4,366	$4,810	$4,309
Provision for loan losses	400	155	505	215
Recoveries on loans previously charged-off	1	2	2	7
Loans charged-off	(37)	(6)	(79)	(14)

Ending balance	$5,238	$4,517	$5,238	$4,517

The allowance for loan losses increased to $5.2 million at June 30, 2008 as compared to $4.8 million at December 31, 2007. However, the allowance for loan losses as a percent of total loans has decreased to 1.28% at June 30, 2008 down from 1.34% at December 31, 2007, due to an increase in total loans outstanding at June 30, 2008, compared to December 31, 2007, with the highest level of growth coming from the commercial real estate and the residential loan portfolios. The Company considers the current level of the allowance for loan losses to be appropriate and adequate. The low levels of delinquent loans and sustained asset quality of the loan portfolio combined with minimal levels of loan charge-offs contributed to the assessment of the allowance for loan losses. The Company has not engaged in any subprime lending.
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
Risk Assets:
Risk assets consist of non-performing loans and other real estate owned (OREO). Non-performing loans consist of both loans 90 days or more past due and loans placed on non-accrual because full collection of the principal balance and interest is in doubt. Other real estate owned is comprised of foreclosed properties where the Company has formally received title or has possession of the collateral and is carried at the lower of the carrying amount of the loan plus capital improvements or the estimated fair value of the property, less selling costs.
Total risk assets were $2.1 million and $1.5 million, respectively, at June 30, 2008 and December 31, 2007. Impaired loans totaled $1.3 million and $1.5 million, respectively, at June 30, 2008 and December 31, 2007. All of the $1.3 million and $1.5 million in impaired loans at June 30, 2008 and December 31, 2007, respectively, had been measured using the fair value of the collateral method and did not require a related allowance. The decrease in non-performing loans since December 31, 2007 was primarily due to the reclassification into OREO of three loans to one borrower that were collateral dependent during the first quarter of 2008. The Company had no impaired loans at June 30, 2007.
The following table summarizes the Company’s risk assets at June 30, 2008, December 31, 2007 and June 30, 2007:

	6/30/08	12/31/07	6/30/07
	(Dollars in thousands)
Non-performing loans	$1,455	$1,523	$153
Other real estate owned	692	—	—

Total risk assets	$2,147	$1,523	$153

Risk assets as a percent of total loans and OREO	0.52%	0.43%	0.05%

Risk assets as a percent of total assets	0.30%	0.24%	0.03%

Deposits:
Deposits increased $50.2 million during the first six months of 2008 to $372.3 million at June 30, 2008 from $322.1 million at December 31, 2007. Core deposits, consisting of NOW accounts, demand deposit accounts, savings accounts and money market accounts, increased $27.8 million, or 18.6%, amounting to $177.6 million at June 30, 2008, compared to $149.8 million at December 31, 2007. All core deposit categories experienced increases. The most noteworthy were savings accounts and money market accounts which increased $12.7 million and $10.7 million, respectively, from December 31, 2007, primarily due to the higher-rate promotional accounts. Term deposits comprised of brokered certificates of deposit and certificates of deposit increased $22.4 million, or 13.0%, totaling $194.6 million at June 30, 2008, versus $172.3 million at December 31, 2007. Brokered certificates of deposit increased $15.0 million from December 31, 2007, while certificates of deposit increased $7.4 million.
The following table reflects the components of the deposit portfolio at June 30, 2008 and December 31, 2007:

	6/30/08	12/31/07
	(In thousands)

NOW accounts	$18,551	$17,877
Demand deposit accounts	32,591	28,851
Savings accounts	41,196	28,452
Money market accounts	85,296	74,621

Core deposits	177,634	149,801

Brokered certificates of deposit	20,461	5,461
Certificates of deposit	174,185	166,821

Term deposits	194,646	172,282

Total deposits	$372,280	$322,083

Borrowed Funds:
Borrowed funds consist of long-term and short-term Federal Home Loan Bank of Boston (FHLBB) advances and securities sold under agreements to repurchase. Total borrowed funds amounted to $277.5 million at June 30, 2008, compared to $235.4 million at December 31, 2007, an increase of $42.1 million. Short-term borrowed funds increased $3.2 million from December 31, 2007, while long-term borrowed funds increased $38.9 million due to the availability of more favorable, longer term rates. Wholesale repurchase agreements increased $15.0 million in the first half of 2008 and included an embedded cap intended to provide rate relief to the Company should rates rise abruptly. The Company believes its borrowing position leaves the Company less vulnerable to rate fluctuations in the coming year. This was achieved by lowering the average long-term borrowed cost of funds from 4.62% at December 31, 2007, to 4.24% at June 30, 2008.
The following table reflects the components of borrowings at June 30, 2008 and December 31, 2007:

	6/30/08	12/31/07
	(In thousands)
Long-term borrowed funds:
FHLBB long-term advances	$226,303	$202,378
Wholesale repurchase agreements	40,000	25,000

	266,303	227,378

Short-term borrowed funds:
FHLBB Ideal Way advances	—	800
FHLBB short-term advances	6,000	—
Customer repurchase agreements	5,160	7,173

	11,160	7,973

Total borrowed funds	$277,463	$235,351

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
SUMMARY
The Company reported net income of $943,000, or $0.21 per diluted share, as compared to a net income of $832,000, or $0.18 per diluted share, for the three months ended June 30, 2008 and 2007, respectively. The second quarter of 2008 experienced an increase in net income primarily due to increases in net interest income of $381,000 and non-interest income of $76,000. Partially offsetting these increases, the Company recorded a provision for loan losses of $400,000 in the second quarter of 2008 resulting from continued and sustained corporate and residential loan growth of $37.1 million in the second quarter of 2008.
Net Interest Income From Operations:
Net interest income for the three months ended June 30, 2008 increased by $381,000, or 9.9%, to $4.2 million from $3.8 million for the same period of 2007. The net interest rate spread decreased to 2.16% for the three months ended June 30, 2008 versus 2.24% for the same period of 2007. Interest income for the three months ended June 30, 2008 increased $1.0 million primarily due to higher average loan and investment security balances compared to the same period of 2007. Partially offsetting the increase in total interest income was an increase of $668,000 in total interest expense primarily due to an increase in average deposit and borrowed funds balances. Net interest margin decreased to 2.54% versus 2.81% for the quarters ended June 30, 2008 and 2007, respectively.
Interest Income:
Interest income increased $1.0 million, or 12.3%, during the second quarter of 2008 versus the same quarter in 2007, primarily attributable to a rise in average loan and investment security balances.
Average loan interest rates decreased 95 basis points from 7.24% to 6.29% during the second quarter of 2008 as compared to the comparable quarter of 2007, resulting in a decrease of $789,000 to interest income. Average loan balances rose $70.6 million from $316.4 million in 2007 to $387.1 million in 2008 contributing $1.1 million to interest income.
Average investment security interest rates increased 17 basis points during the second quarter of 2008 from 4.83% in 2007 to 5.00% in 2008 adding $18,000 to interest income. Average investment security balances rose $49.4 million from $232.8 million in 2007 to $282.2 million in 2008 contributing $691,000 to interest income.
Interest Expense:
Interest expense increased $668,000, or 14.3%, during the second quarter of 2008 from $4.7 million in the second quarter of 2007 to $5.3 million in the second quarter of 2008, primarily due to the rise in average deposit and average borrowed funds volumes.
Average deposit interest rates decreased 43 basis points from 3.49% to 3.06% in the second quarter of 2008 as compared to the comparable quarter of 2007, decreasing interest expense by $377,000. Average interest-bearing deposit balances increased by $42.8 million from $276.6 million in 2007 to $319.4 million in 2008, accompanied by a change in the mix resulting in a preference for higher costing certificates of deposit, which increased interest expense by $401,000.
Average borrowed funds interest rates decreased 49 basis points from 4.68% in the second quarter of 2007 to 4.19% in the same quarter of 2008 resulting in a decrease of $284,000 to interest expense. Average borrowed fund balances rose $85.4 million, or 44.1%, from $193.5 million in 2007 to $278.9 million in 2008. This increase resulted in additional interest expense of $928,000 due to an increase in longer term borrowed funds.

Provision for Loan Losses:
The provision for loan losses totaled $400,000 and $155,000 for the three months ended June 30, 2008 and 2007, respectively. The provisions in 2008 and 2007 reflect management’s analysis of loan growth during the second quarters of 2008 and 2007 with the highest levels of growth coming from the commercial real estate and residential loan portfolio. The balance of the allowance for loan losses has grown to $5.2 million at June 30, 2008, from $4.5 million at June 30, 2007, respectively. The coverage of the allowance for loan losses decreased to 1.28% at June 30, 2008 from 1.36% at June 30, 2007 due to the loan growth of $37.1 million experienced during the second quarter of 2008 as compared to $25.4 million in the second quarter of 2007. In addition, the mix of loans has increased towards retail loans, thereby allowing the coverage ratio to decline slightly as they represent less risky loans. In addition, the Company has not engaged in subprime lending.
Non-Interest Income:
Non-interest income increased $76,000 for the three months ended June 30, 2008 compared to the same period in 2007, and totaled $510,000 in 2008 while amounting to $434,000 in 2007. This increase was primarily attributable to the increase in the cash surrender value of the bank-owned life insurance in 2008 as these policies were not purchased until June and July, 2007. Deposit account fees increased to $267,000 from $251,000 for the three months ended June 30, 2008 and 2007, respectively, due mainly to an increase of $16,000 in overdraft fees as a result of additional deposit products being granted overdraft privileges. Loan servicing fees decreased to $35,000 from $56,000 for the three months ended June 30, 2008 and 2007, respectively, due to a decrease in prepayment penalties collected on corporate loans. Income on bank-owned life insurance increased $91,000 to $96,000 for the three months ended June 30, 2008 from $5,000 for the same period in 2007. Other income decreased to $112,000 from $122,000 for the three months ended June 30, 2008 and 2007.
Non-Interest Expense:
Non-interest expenses increased $108,000, or 3.7%, during the second quarter of 2008 to $3.0 million versus $2.9 million for the same period of 2007. Salary and employee benefits remained relatively flat at $1.6 million in the second quarters of 2008 and 2007, respectively. Occupancy and equipment expense increased $18,000, or 5.9%, to $321,000 in the second quarter of 2008 from $303,000 in the same period of 2007 due mainly to increased rent expense for the Bank’s newest branch location in Derry, New Hampshire, as well as costs incurred in remodeling its West Methuen branch location. Data processing expenses remained flat in the second quarters of 2008 from 2007. Marketing expenses increased $2,000, during the second quarter of 2008 to $194,000 due to an increase in discretionary advertising expenses. Professional fees increased $21,000, or 18.9%, to $132,000 in the second quarter of 2008 from $111,000 in the second quarter of 2007 due primarily to an increase in external consulting fees and legal fees. Other expenses increased $53,000 or 13.0% to $461,000 in the second quarter of 2008 from $408,000 in the same period of 2007 due primarily to an increase in expenses associated with other real estate owned and contributions to charitable organizations.
Income Taxes:
The Company reported an income tax expense of $410,000 for the three months ended June 30, 2008 for an effective income tax rate of 30.3%. This compares to an income tax expense of $417,000 for the three months ended June 30, 2008 or an effective income tax rate of 33.4%. The modest decrease in the effective tax rate in 2008 was due primarily to the non-taxable status of both the BOLI income and the income from trust preferred securities purchased in December, 2007, and March, 2008. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable earnings within the group can change.
Change in Massachusetts Tax Rates:
On July 3, 2008, the state of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9% for tax years beginning on or after January 1, 2012 and thereafter. The Company is in the process of analyzing the impact of this law on the valuation of its net deferred tax asset and management estimates the impact on the consolidated financial statements to be recognized in the third quarter will not be material.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended June 30, 2008 and 2007. Average loans include non-performing loans.

	Three months ended			Three months ended
	6/30/08			6/30/07
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$11,547	$53	1.85%	$14,603	$190	5.22%
U. S. Treasury and government- sponsored enterprise obligations	24,997	252	4.05	37,732	370	3.93
Corporate and other investment securities	30,944	447	5.81	18,876	280	5.95
Collateralized mortgage obligations and mortgage-backed securities	214,700	2,759	5.17	161,599	1,962	4.87

Total investment securities	282,188	3,511	5.00	232,810	2,802	4.83

Loans:
Residential real estate	93,086	1,306	5.64	71,270	1,003	5.64
Equity	22,564	291	5.19	20,187	322	6.40
Consumer	951	16	6.77	849	14	6.61

Total retail loans	116,601	1,613	5.56	92,306	1,339	5.82

Construction	52,068	808	6.24	53,210	1,225	9.23
Commercial real estate	192,564	3,237	6.76	152,448	2,770	7.29
Commercial	25,822	391	6.09	18,465	375	8.15

Total corporate loans	270,454	4,436	6.60	224,123	4,370	7.82

Total loans	387,055	6,049	6.29	316,429	5,709	7.24

Total interest-earning assets	669,243	9,560	5.75%	549,239	8,511	6.22%

Allowance for loan losses	(4,915)			(4,401)
Other assets	26,551			16,742

Total assets	$690,879			$561,580

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$18,175	$9	0.20%	$18,567	$8	0.17%
Regular savings accounts	37,513	105	1.13	31,848	39	0.49
Money market accounts	77,978	412	2.13	73,849	557	3.03
Certificates of deposit and escrow	185,723	1,907	4.13	152,343	1,805	4.75

Total interest-bearing deposits	319,389	2,433	3.06	276,607	2,409	3.49

Borrowed funds:
Long-term borrowed funds	269,173	2,861	4.27	179,658	2,097	4.68
Short-term borrowed funds	9,703	41	1.70	13,847	161	4.66

Total borrowed funds	278,876	2,902	4.19	193,505	2,258	4.68

Total interest-bearing liabilities	598,265	5,335	3.59%	470,112	4,667	3.98%

Non-interest-bearing deposits	29,185			29,809
Other liabilities	2,840			2,873

Total liabilities	630,290			502,794
Stockholders’ equity	60,589			58,786

Total liabilities and stockholders’ equity	$690,879			$561,580

Net interest rate spread			2.16%			2.24%

Net interest income		$4,225			$3,844

Net interest margin on average earning assets			2.54%			2.81%

SIX MONTHS ENDED JUNE 30, 2008 AND 2007
SUMMARY
The Company reported net income of $1.9 million, or $0.41 per diluted share, as compared to a net income of $1.6 million, or $0.34 per diluted share, for the six months ended June 30, 2008 and 2007, respectively. The first six months of 2008 experienced an increase in net income primarily due to increases in net interest income of $496,000, non-interest income of $216,000, and a decrease in salaries and benefits expense of $110,000. Partially offsetting these favorable increases, the Company recorded a provision for loan losses of $505,000 in the first half of 2008 resulting from continued, sustained corporate and residential loan growth since December 31, 2007, of $52.3 million and an increase in income tax expense of $87,000 due to a change in the mix of the income from the Company’s subsidiaries.
Net Interest Income From Operations:
Net interest income for the six months ended June 30, 2008 increased by $496,000, or 6.5%, to $8.1 million from $7.6 million for the same period of 2007. The net interest rate spread decreased to 2.11% for the six months ended June 30, 2008 versus 2.26% for the same period of 2007. Interest income for the six months ended June 30, 2008 increased $2.2 million primarily due to higher average loan and investment security balances compared to the same period of 2007. Partially offsetting the increase in total interest income was an increase of $1.7 million in total interest expense primarily due to an increase in average deposit and borrowed funds balances. Net interest margin decreased to 2.53% versus 2.84% for the six months ended June 30, 2008 and 2007, respectively.
Interest Income:
Interest income increased $2.2 million, or 13.5%, during the first six months of 2008 versus the same period in 2007, primarily attributable to a rise in average loan balances.
Average loan interest rates decreased 76 basis points from 7.24% to 6.48% during the first six months of 2007 and 2008, respectively, resulting in a decrease of $1.2 million to interest income. Average loan balances rose $68.4 million from $306.4 million in 2007 to $374.7 million in 2008 contributing $2.2 million to interest income.
Average investment security interest rates increased 22 basis points during the first six months of 2008 from 4.82% in 2007 to 5.04% in 2008 adding $138,000 to interest income. Average investment security balances rose $36.4 million from $234.2 million in 2007 to $270.5 million in 2008 contributing $1.0 million to interest income.
Interest Expense:
Interest expense increased $1.7 million, or 19.4%, during the first six months of 2008 from $9.0 million in the first six months of 2007 to $10.7 million in the same period of 2008, primarily due to the rise in average deposit and average borrowed funds volumes.
Average deposit interest rates decreased 12 basis points from 3.41% to 3.29% in the first six months of 2007 and 2008, respectively, decreasing interest expense by $300,000. Average interest-bearing deposit balances increased by $34.4 million from $273.7 million in 2007 to $308.0 million in 2008, accompanied by a change in the mix resulting from a customer’s preference for higher costing certificates of deposit, which increased interest expense by $722,000.
Average borrowed funds interest rates decreased 37 basis points from 4.68% in the first six months of 2007 to 4.31% in the same period of 2008 resulting in a decrease of $456,000 to interest expense. Average borrowed fund balances rose $77.6 million, or 41.3%, from $187.9 million in 2007 to $265.5 million in 2008. This increase resulted in additional interest expense of $1.8 million due to an increase in longer term borrowed funds.

Provision for Loan Losses:
The provision for loan losses totaled $505,000 and $215,000 for the six months ended June 30, 2008 and 2007, respectively. The provisions in 2008 and 2007 reflect management’s assessment of the adequacy of the allowance based upon management’s analysis of the Bank’s loan portfolio, loan growth during 2008 of $52.3 million, the level of non-performing loans and recognition of declines in real estate values in and around the Bank’s market area.
Non-Interest Income:
Non-interest income increased $216,000 or 27.4% for the six months ended June 30, 2008 compared to the same period in 2007, and totaled $1.0 million in 2008 while amounting to $788,000 in 2007. This increase was primarily attributable to the absence of the increase in the cash surrender value of the bank-owned life insurance in the first half of 2007 as these policies were not purchased until June and July, 2007. Deposit account fees increased to $512,000 from $437,000 for the six months ended June 30, 2008 and 2007, respectively, due mainly to an increase of $78,000 in overdraft fees as a result of additional deposit products being granted overdraft privileges. Loan servicing fees decreased to $73,000 from $114,000 for the six months ended June 30, 2008 and 2007, respectively, due to a decrease in prepayment penalties collected on corporate loans. Income on bank-owned life insurance increased $188,000 to $193,000 in 2008 versus $5,000 in 2007. Other income remained relatively flat at $227,000 versus $232,000 for the six months ended June 30, 2008 and 2007, respectively.
Non-Interest Expense:
Non-interest expenses increased $72,000, or 1.3%, during the first six months of 2008 to $5.8 million versus $5.7 million for the same period of 2007. There was a decrease in salary and employee benefits expenses of $110,000, or 3.3%, to $3.3 million in the first half of 2008 from $3.4 million in 2007. The decrease in salaries resulted from a reduced number of employees in the corresponding periods and an increase in the total salaries deferred in the first half of 2008 due to higher loan origination volumes. These deferred salaries and any fee income collected at loan origination are recognized in future periods as a yield adjustment. Occupancy and equipment expense increased $83,000, or 14.1%, to $673,000 in the first six months of 2008 from $590,000 in the same period of 2007 due mainly to increased rent expense and additional real estate taxes. Data processing expenses decreased $48,000, or 9.1%, to $477,000 in the first six months of 2008 from $525,000 in 2007 due to a decrease in outsourced computer services. Professional fees increased $42,000, or 19.1%, to $262,000 in the first six months of 2008 from $220,000 in the same period of 2007 due primarily to an increase in external consulting fees and legal fees. Marketing expenses increased $26,000, or 11.8%, during the first six months of 2008 to $246,000 from $220,000 in the first half of 2007 due to an increase in discretionary advertising expenses. Other expenses increased $79,000 or 9.9% to $875,000 in the first six months of 2008 from $796,000 in the same period of 2007 due primarily to an increase in education and training costs and due to expenses associated with other real estate owned.
Income Taxes:
The Company reported an income tax expense of $950,000 for the six months ended June 30, 2008, for an effective income tax rate of 33.8%. This compares to an income tax expense of $863,000 for the six months ended June 30, 2007 or an effective income tax rate of 35.1%. The modest decrease in the effective tax rate in 2008 was due primarily to the non-taxable status of both the BOLI income and the income from trust preferred securities purchased in December, 2007, and March, 2008. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable earnings within the group can change.
Change in Massachusetts Tax Rates:
On July 3, 2008, the state of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and to 9% for tax years beginning on or after January 1, 2012 and thereafter. The Company is in the process of analyzing the impact of this law on the valuation of its net deferred tax asset and management estimates the impact on the consolidated financial statements to be recognized in the third quarter will not be material.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the six months ended June 30, 2008 and 2007. Average loans include non-performing loans.

	Six months ended			Six months ended
	6/30/08			6/30/07
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$9,579	$112	2.35%	$11,920	$312	5.28%
U. S. Treasury and government- sponsored enterprise obligations	24,213	497	4.13	39,042	762	3.94
Corporate and other investment securities	27,259	824	6.08	18,869	552	5.90
Collateralized mortgage obligations and mortgage-backed securities	209,497	5,343	5.13	164,319	3,972	4.87

Total investment securities	270,548	6,776	5.04	234,150	5,598	4.82

Loans:
Residential real estate	87,826	2,467	5.65	70,870	1,988	5.66
Equity	22,504	612	5.47	20,110	629	6.31
Consumer	953	34	7.17	880	30	6.87

Total retail loans	111,283	3,113	5.63	91,860	2,647	5.81

Construction	48,917	1,639	6.74	49,736	2,303	9.34
Commercial real estate	187,680	6,443	6.90	148,733	5,402	7.32
Commercial	26,861	872	6.53	16,041	654	8.22

Total corporate loans	263,458	8,954	6.83	214,510	8,359	7.86

Total loans	374,741	12,067	6.48	306,370	11,006	7.24

Total interest-earning assets	645,289	18,843	5.87%	540,520	16,604	6.19%

Allowance for loan losses	(4,882)			(4,364)
Other assets	25,510			16,513

Total assets	$665,917			$552,669

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$17,697	$17	0.19%	$18,178	$16	0.18%
Regular savings accounts	33,544	149	0.89	32,368	80	0.50
Money market accounts	76,829	943	2.47	73,628	1,082	2.96
Certificates of deposit and escrow	179,966	3,937	4.40	149,497	3,446	4.65

Total interest-bearing deposits	308,036	5,046	3.29	273,671	4,624	3.41

Borrowed funds:
Long-term borrowed funds	257,164	5,606	4.38	164,291	3,782	4.64
Short-term borrowed funds	8,309	78	1.89	23,590	581	4.97

Total borrowed funds	265,473	5,684	4.31	187,881	4,363	4.68

Total interest-bearing liabilities	573,509	10,730	3.76%	461,552	8,987	3.93%

Non-interest-bearing deposits	28,576			29,449
Other liabilities	3,008			3,290

Total liabilities	605,093			494,291
Stockholders’ equity	60,824			58,378

Total liabilities and stockholders’ equity	$665,917			$552,669

Net interest rate spread			2.11%			2.26%

Net interest income		$8,113			$7,617

Net interest margin on average earning assets			2.53%			2.84%

LIQUIDITY AND CAPITAL RESOURCES:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank paid $1.0 million and $750,000 in dividends to the Company in the first six months of 2008 and 2007, respectively.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, investment security maturities and amortization, increases in deposits, advances from the FHLBB and securities sold under agreements to repurchase.
Based on its monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Continued deposit growth during the remainder of 2008 will depend on several factors, including the interest rate environment and competitor pricing. The Company also considers the use of brokered certificates of deposit as an additional source of deposits and evaluates them in conjunction with its own retail certificates of deposit.
The Bank has a line of credit of $3.0 million with the FHLBB. The Bank currently has a $5.0 million unsecured Federal funds line of credit with another financial institution. At June 30, 2008, the entire $8.0 million in available lines of credit was available.
The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLBB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLBB at June 30, 2008 was $272.4 million, of which $232.3 million had been borrowed.
On April 26, 2007, the Company announced a common stock repurchase program to purchase up to 230,000 shares of Company stock. As of July 31, 2008, the Company had purchased 154,976 shares of Company stock at a weighted average price per share of $16.12, including broker costs, for a total cost of $2.5 million.
At June 30, 2008, the Company’s stockholders’ equity was $59.1 million as compared to $60.3 million at December 31, 2007. The change during the first six months of 2008 occurred due to net income of $1.9 million, proceeds from the exercise of stock options of $27,000 and compensation expense relating to stock options of $32,000 that was more than offset by the declaration of cash dividends to shareholders of $1.3 million and stock repurchases of $1.0 million.
The Company’s leverage ratio at June 30, 2008 and December 31, 2007 was 8.63% and 9.72%, respectively. The Company’s and the Bank’s total risk based capital ratios were 13.27% and 13.27% at June 30, 2008, respectively, compared with 14.53% and 14.22% at December 31, 2007, respectively. The total risk based capital ratios declined from December 31, 2007 due to an increase in investment security and loan balances partially offset by a decline in off balance sheet commitments resulting in an increase to total risk adjusted assets, coupled with a reduction in stockholders’ equity as described above. The Company exceeds all regulatory minimum capital ratio requirements set forth by the FRB, and the Bank exceeds all minimum capital ratio requirements as defined by the FDIC.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Bank is involved in various legal proceedings incidental to its business. During the three months ended June 30, 2008, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
ITEM 1A. RISK FACTORS
Other than those new risk factors discussed below, management believes that there have been no other material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2007.
Market fluctuations and changes in interest rates have had, and may continue to have, significant and negative effects on the Company’s investment portfolio and stockholders’ equity.
The Company’s results of operations depend in part on the performance of its invested assets. The Company had an investment portfolio with a fair value of $255.4 million at June 30, 2008, that is subject to:
•	market value risk, which is the risk that invested assets will decrease in value due to a change in the prevailing market yields on our investments, an unfavorable change in the liquidity of an investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of an investment or one or more other factors;

•	reinvestment risk, which is the risk that interest rates will decline, an investment will be redeemed and the Company will not be able to reinvest the proceeds in a comparable investment that provides a yield equal to or greater than the investment which was redeemed; and

•	liquidity risk, which is the risk that the Company may have to sell assets at an undesirable time and/or price to provide funds for its business.
If the Company’s investment portfolio were to be impaired by market or issuer-specific conditions to a substantial degree, its liquidity, financial position and operating results could be materially adversely affected.
Management may assess a decline in fair value as being temporary when in fact it is other-than-temporary and, consequently, not charge the impairment to the Company’s earnings, which could have a significant impact on its future operating results.
The carrying values of investment securities available for sale are derived from market prices supplied by its investment custodian or, when no price is provided by the custodian, from a third party valuation. Fair value is based on quoted market prices. Unrealized investment gains and losses on such securities, to the extent that there is no “other-than-temporary impairment” of value, are credited or charged, net of any tax effect, to a separate component of stockholders’ equity, known as “net accumulated other comprehensive income (loss),” until realized.
If a security is deemed other-than-temporarily impaired, management would adjust the security’s cost basis to fair value through a realized loss on the income statement. After a security has been written down for an other-than-temporary impairment, the new cost basis is used thereafter to determine the amount of any unrealized holding gains and losses which are credited or charged, net of any tax effect, to net accumulated other comprehensive income (loss), until realized.
Management considers available evidence in evaluating whether unrealized losses on individual securities are other-than-temporary. This evaluation often involves estimating the outcome of future events and judgment is required in determining whether factors exist that indicate that an impairment loss has been incurred at the date of the financial statements. These factors are both subjective and objective and include knowledge and experience about past and current events and assumptions about future events. Management’s knowledge about past and current events regarding a security and its issuer may be incomplete, or its assumptions about future events regarding a security and its issue may prove to be incorrect. Accordingly, there is a risk that management may assess a decline in fair value as being temporary when in fact it is other-than-temporary, or subsequent events occur that cause management to conclude that a decline in fair value is other than temporary, resulting in an impairment charge that could have a significant impact on the Company’s future operating results and financial condition.
The Company may need to recognize a significant other-than-temporary impairment charge related to two preferred securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) if the fair values of those securities do not recover in the future.
The Company owns shares of two series of preferred stock issued by the FNMA and the FHLMC respectively, with an adjusted book value of $10.1 million and a market value of $9.7 million at June 30, 2008. Subsequent to June 30, 2008, FNMA and FHLMC each reported significant losses for the quarter ended June 30, 2008, and has been subject to significant market disruption, as well as political and regulatory discussions, which has caused their respective preferred stock fair values to decline further. Among other things, the Housing and Economic Recovery Act of 2008, which became law on July 30, 2008, temporarily expands the Secretary of the Treasury’s authority to purchase obligations and other securities of both FNMA and FHLMC. The act provides general guidelines that the Secretary must consider when exercising the Treasury’s authority to purchase obligations or other securities of both FNMA and FHLMC, including the need for preferences or priorities regarding payments to the United States Government and restrictions on the issuer’s use of its resources, including limitations on the payment of dividends. Accordingly, if the Treasury Department provides equity capital to FNMA or FHLMC, such investment may be on terms senior to the preferred stock held by the Company and may restrict the payment of dividends on such stock.
As part of the Company’s ongoing other-than-temporary impairment evaluation process, management will continue to monitor the fair value of its FNMA and FHLMC preferred stock. On August 6, 2008, Fitch Ratings downgraded its rating of FHLMC preferred stock to ‘A’ from ‘A+’ and placed FHLMC preferred stock (as well as FHLMC subordinated debt) on rating watch with negative implications. Fitch Ratings most recently assigned a rating of ‘A+’ to FNMA preferred stock, but on July 17, 2008, Fitch Ratings placed FNMA preferred stock on rating watch with negative implications. On August 11, 2008, Standard and Poor’s downgraded FNMA and FHLMC preferred stock (and subordinated debt) to ‘A-’ from ‘AA-’. As of August 11, 2008, the aggregate fair value of the FNMA and FHLMC preferred stock was $6.4 million. No assurance can be given that management will not need to recognize an other-than-temporary impairment charge related to those FNMA and FHLMC preferred stock investments if the fair values do not recover in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	The following table sets forth information with respect to any purchase made by or on behalf of LSB Corporation or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of LSB Corporation common stock during the indicated periods:

Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	average price paid	publicly announced	purchased under the
2008	shares purchased	per share	plans or programs	plans or program (1)

Apr. — Apr. 30	18,000	$15.73	18,000	75,024
May 1 — May 31	—	—	—	75,024
Jun. 1 — Jun. 30	—	—	—	75,024

Total	18,000	$15.73	18,000	75,024

(1)	On April 26, 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. During 2007, 90,356 shares were repurchased. The Company has placed no deadline on the duration of the repurchase program. In addition, the Company’s Employee Stock Ownership Plan (“ESOP”) purchased 8,600 shares on the open market in 2007 and 5,100 shares in the first six months of 2008. Excluding the ESOP shares, there were no shares purchased other than disclosed above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
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

LSB CORPORATION
August 12, 2008	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

August 12, 2008	/s/ Diane L. Walker
Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the six months ended June 30, 2008
EXHIBIT INDEX