Form 10-Q
period 2008-09-30
LSB CORP
filed 2008-11-13
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2008

Common Stock, par value $.10 per share	4,461,441 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$6,979	$7,494
Federal funds sold	13,617	56

Total cash and cash equivalents	20,596	7,550

Investment securities available for sale (amortized cost of $241,499 in 2008 and $229,885 in 2007)	242,256	230,596
Federal Home Loan Bank stock, at cost	11,787	10,185
Loans, net of allowance for loan losses	431,457	353,303
Premises and equipment	5,015	3,590
Accrued interest receivable	2,642	2,453
Deferred income tax asset, net	2,672	2,485
Bank-owned life insurance	10,517	10,200
Other real estate owned	939	—
Other assets	1,329	1,289

Total assets	$729,210	$621,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Core deposits	$185,482	$149,801
Term deposits	214,879	172,282

Total deposits	400,361	322,083
Long-term borrowed funds	263,267	227,378
Short-term borrowed funds	9,536	7,973
Advance payments by borrowers for taxes and insurance	791	647
Other liabilities	4,078	3,272

Total liabilities	678,033	561,353

Stockholders’ equity:
Preferred stock, $.10 par value per share:
5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share;
20,000,000 shares authorized; 4,461,441 and 4,516,561 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	446	452
Additional paid-in capital	59,517	60,382
Accumulated deficit	(9,245)	(934)
Accumulated other comprehensive income, net of tax	459	398

Total stockholders’ equity	51,177	60,298

Total liabilities and stockholders’ equity	$729,210	$621,651

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except share data)
Interest and dividend income:
Loans	$6,570	$6,209	$18,636	$17,215
Investment securities available for sale	3,212	2,562	9,621	7,522
Federal Home Loan Bank stock	88	163	344	490
Short term interest income	55	166	167	477

Total interest and dividend income	9,925	9,100	28,768	25,704

Interest expense:
Deposits	2,521	2,697	7,566	7,321
Long-term borrowed funds	2,911	2,480	8,519	6,262
Short-term borrowed funds	50	85	127	666

Total interest expense	5,482	5,262	16,212	14,249

Net interest income	4,443	3,838	12,556	11,455

Provision for loan losses	330	250	835	465

Net interest income after provision for loan losses	4,113	3,588	11,721	10,990

Non-interest income (loss):
Impairment write-downs on securities	(9,383)	—	(9,383)	—
Settlement gains on pension plan	—	357	—	357
Deposit account fees	269	308	782	745
Loan servicing fees, net	27	45	100	159
Income on bank-owned life insurance	124	98	317	103
Other income	115	117	341	349

Total non-interest income (loss)	(8,848)	925	(7,843)	1,713

Non-interest expense:
Salaries and employee benefits	1,692	1,718	4,963	5,098
Occupancy and equipment expense	312	333	985	922
Data processing expense	228	236	705	761
Professional expense	160	127	422	347
Marketing expense	98	100	344	320
OREO expense	60	—	116	—
Other expense	435	390	1,253	1,187

Total non-interest expense	2,985	2,904	8,788	8,635

Income (loss) before income tax expense	(7,720)	1,609	(4,910)	4,068
Income tax expense	530	577	1,481	1,440

Net income (loss)	$(8,250)	$1,032	$(6,391)	$2,628

Average shares outstanding	4,456,821	4,573,371	4,469,884	4,591,186
Common stock equivalents	12,661	25,958	19,881	28,230

Average diluted shares outstanding	4,469,482	4,599,329	4,489,765	4,619,416

Basic earnings (loss) per share	$(1.85)	$0.23	$(1.43)	$0.57

Diluted earnings (loss) per share	$(1.85)	$0.22	$(1.42)	$0.57

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007 AND THE
NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Income (Loss)	Equity
	(In thousands, except share data)

Balance at December 31, 2006	$459	$61,578	$(2,090)	$(1,416)	$58,531
Net income	—	—	3,718	—	3,718
Other comprehensive income:
Unrealized gain on securities available for sale, net (tax effect $1,416)	—	—	—	2,264	2,264
Pension plan settlement gain (tax effect $312)	—	—	—	(450)	(450)

Total comprehensive income					5,532
Stock-based compensation	—	121	—	—	121
Common stock repurchased (90,356 shares)	(9)	(1,454)			(1,463)
Exercise of stock options and tax benefit (13,300 shares)	2	137	—	—	139
Dividends declared and paid ($0.56 per share)	—	—	(2,562)	—	(2,562)

Balance at December 31, 2007	$452	$60,382	$(934)	$398	$60,298

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Income	Equity
	(In thousands, except share data)

Balance at December 31, 2007	$452	$60,382	$(934)	$398	$60,298
Net loss	—	—	(6,391)	—	(6,391)
Other comprehensive income:
Unrealized gain on securities available for sale, net (tax effect $15)	—	—	—	61	61

Total comprehensive loss					(6,330)
Stock-based compensation	—	47	—	—	47
Common stock repurchased (64,620 shares)	(7)	(1,028)	—	—	(1,035)
Exercise of stock options and tax benefit (9,500 shares)	1	116	—	—	117
Dividends declared and paid ($0.43 per share)	—	—	(1,920)	—	(1,920)

Balance at September 30, 2008	$446	$59,517	$(9,245)	$459	$51,177

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended Sept. 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(6,391)	$2,628
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	835	465
Impairment write-down on securities	9,383	—
Net losses on sales of other real estate owned	52	—
Settlement gains on pension	—	(357)
Net accretion of investment securities	(386)	(103)
Depreciation and amortization of premises and equipment	472	456
Increase in accrued interest receivable	(189)	(345)
Deferred income tax benefit	(172)	(6)
Stock-based compensation	47	27
Increase in cash surrender value of Bank-owned life insurance	(317)	(103)
(Increase) decrease in other assets	(40)	709
Increase (decrease) in other liabilities	806	(171)

Net cash provided by operating activities	4,100	3,200

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	8,246	11,500
Purchases of investment securities available for sale	(62,841)	(27,737)
Purchases of Bank-owned life insurance	—	(10,000)
Redemption of FHLBB stock	—	65
Purchases of FHLBB stock	(1,602)	(204)
Principal payments of investment securities available for sale	33,984	20,267
Increase in loans, net	(80,470)	(61,154)
Proceeds from sales of other real estate owned	490	—
Purchases of premises and equipment	(1,897)	(21)

Net cash used in investing activities	(104,090)	(67,284)

Cash flows from financing activities:
Net increase in deposits	78,278	30,955
Additions to long-term borrowed funds	63,000	159,000
Payments on long-term borrowed funds	(27,111)	(89,105)
Net (increase) decrease in short-term borrowed funds	1,563	(35,028)
Increase in advance payments by borrowers	144	148
Dividends paid	(1,920)	(1,930)
Proceeds from exercise of stock options	117	117
Tax benefit from exercise of stock options	—	22
Common stock repurchased	(1,035)	(917)

Net cash provided by financing activities	113,036	63,262

Net increase (decrease) in cash and cash equivalents	13,046	(822)
Cash and cash equivalents, beginning of period	7,550	18,767

Cash and cash equivalents, end of period	$20,596	$17,945

Cash paid during the period for:
Interest on deposits	$7,547	$7,306
Interest on borrowed funds	8,593	6,741
Income taxes	1,775	1,157
Supplemental noncash investing and financing activities:
Transfers to other real estate owned	1,481	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to $250,000 per account through December 31, 2009, as defined by the FDIC (except for certain retirement accounts which are insured up to $250,000), and the Depositors Insurance Fund (“DIF”) of Massachusetts, a private industry-sponsored insurer, for customer deposit amounts in excess of FDIC insurance limits. The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, River Bank, and the Bank’s wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. In the opinion of management, the accompanying Consolidated Financial Statements reflect all necessary adjustments consisting of normal recurring adjustments for fair presentation. Certain amounts in prior periods may be re-classified to conform to the current presentation.
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
2. CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. During the quarter ended September 30, 2008, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
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
In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated financial statements.
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
Assets measured at fair value on a recurring and non-recurring basis at September 30, 2008 are summarized below. There are no liabilities measured at fair value.

				Assets at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Recurring:
Investment securities available for sale	$9,037	$232,794	$425	$242,256

Non-recurring:
Impaired loans	—	—	490	490
Other real estate owned	—	—	939	939

Total assets	$9,037	$232,794	$1,854	$243,685

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis:

Nine months ended
Sept. 30, 2008
Investments
(In thousands)

Balance as of January 1, 2008	$425
Total realized/unrealized gains (losses) included in net income	—

Balance as of September 30, 2008	$425

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$—

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
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).” SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and is intended to enhance the current disclosure framework in SFAS 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. This Statement is effective for the Company’s consolidated financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a material impact on the Company’s consolidated financial statements.
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
EXECUTIVE LEVEL OVERVIEW
The Company incurred a third quarter 2008 net loss of $8.3 million, or $(1.85) per diluted share, as compared to net income of $1.0 million, or $0.22 per diluted share, for the third quarter of 2007. The net loss for the nine months ended September 30, 2008, totaled $6.4 million, or $(1.42) per diluted share, as compared to net income of $2.6 million, or $0.57 per diluted share, for the year-to-date period ended September 30, 2007. The largest factor in both the quarter and the year-to-date results was the other-than-temporary impairment write-downs of investments in Fannie Mae and Freddie Mac preferred stock, the value of which was, as the Company previously announced, adversely affected by events surrounding the September 7, 2008 appointment of a conservator for Fannie Mae and Freddie Mac. This non-cash charge reduced earnings by $9.4 million on a pre-tax basis, or $(2.10) per diluted share, for the quarter and year-to-date periods ended September 30, 2008. The Company will recognize in the fourth quarter of 2008 a tax benefit of $3.3 million, or $0.73 per diluted share, on the Fannie Mae and Freddie Mac impairment charges due to the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008 which permits the Company to treat losses incurred on the Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal income tax purposes. Giving effect to this tax benefit, the after-tax impact of the Fannie Mae and Freddie Mac impairment is $6.1 million, or $(1.37) per diluted share. Management believes that this non-cash impairment charge will not materially effect the Company’s future business operations. Excluding the non-cash impairment charge of the Fannie Mae and Freddie Mac preferred stock reflected in the results above, the Company would have recorded net income of $1.1 million, or $0.25 per diluted share, for the quarter ended September 30, 2008, and net income of $3.0 million, or $0.67 per diluted share, for the nine months ended September 30, 2008. These normalized third quarter 2008 results reflect a 20.1% improvement over the second quarter of 2008 and an improvement of 9.8% over the third quarter of 2007. Despite the Company’s other-than-temporary impairment, the Company and the Bank remain well-capitalized by bank regulatory standards.
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
The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company’s net interest income for the nine months ended September 30, 2008 was $12.6 million, a 9.6% increase from $11.5 million for the comparable period in 2007 primarily due to the sustained loan growth. The Company’s continued emphasis on increasing loan originations instead of purchasing lower-yielding investment securities favorably affected net interest income.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $729.2 million at September 30, 2008, compared to $621.6 million at December 31, 2007. The increase in asset size at September 30, 2008 from December 31, 2007 reflected strong loan growth of $78.9 million since year end 2007 augmented by an increase of $11.7 million in the investment portfolio since December 31, 2007.

Investments:
The investment securities portfolio totaled $242.3 million, or 33.2% of total assets at September 30, 2008, compared to $230.6 million, or 37.1% of total assets at December 31, 2007, an increase of $11.7 million from year-end.
As a result of the Company’s valuation review of the investment portfolio, the Company recorded a non-cash impairment charge of $9.4 million for certain investments available for sale. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not favorable. Once a decline in value is determined to be other-than-temporary, a charge to earnings is recognized. The loss on the investments taken in the third quarter of 2008 results from preferred stock issued by the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) at a total cost of $10.1 million. The fair value of these holdings was $9.4 million less than their amortized cost as of September 30, 2008. Despite the Company’s other-than-temporary non-cash impairment write-down of $9.4 million in the third quarter of 2008 which reduced the Company’s and the Bank’s capital, the Company and the Bank remain well-capitalized by bank regulatory standards. The Company will recognize in the fourth quarter of 2008 a tax benefit of $3.3 million, or $0.73 per diluted share, on the Fannie Mae and Freddie Mac preferred stock impairment charges due to the October 3, 2008, enactment of the Emergency Economic Stabilization Act of 2008 which permits the Company to treat losses incurred on the Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal income tax purposes. The Company’s total investment in the Fannie Mae and Freddie Mac preferred stock totaled $726,000 at September 30, 2008, net of the impairment loss of $9.4 million. Future reviews for other-than-temporary impairment will consider the particular facts and circumstances during the reporting period under review.
During the first nine months of 2008, the Bank experienced cash inflows of $42.2 million of investments from maturities, payments and prepayments and the funds were reinvested along with other investment securities purchases for a total of $62.8 million. These purchases were primarily purchased for use as collateral for wholesale repurchase agreements, FHLBB short-term and long-term advances and customer repurchase agreements. The Company intends to reinvest future principal paydowns and maturities from the investment portfolio and, to a lesser degree, to fund future loan growth.
The net unrealized gains on securities available for sale as of September 30, 2008 totaled $757,000, or $459,000 net of taxes. The unrealized gains are attributable to changes in interest rates. There are three corporate debt obligations on the Bank’s securities watch list due to their current credit ratings by external, independent rating agencies. Management believes that the Company will collect all amounts due on these investments in accordance with their contractual terms. The amortized cost of these investments totaled $6.4 million as of September 30, 2008 with an unrealized loss of $1.2 million, or 18.6% of amortized cost. Management is monitoring these securities on a monthly basis and has the intent and ability to hold these debt securities to maturity.

The following table reflects the components and carrying values of the investment securities portfolio at September 30, 2008, after taking the non-cash impairment charge, and December 31, 2007:

	9/30/08				12/31/07
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Investment securities available for sale:
U.S. Treasury obligations	$5,583	$82	$—	$5,665	$5,589	$4	$(52)	$5,541
Government-sponsored enterprise obligations	17,045	31	(11)	17,065	15,748	95	(33)	15,810

U.S. Treasury and government sponsored enterprise obligations	22,628	113	(11)	22,730	21,337	99	(85)	21,351

Mortgage-backed securities	162,905	2,635	(378)	165,162	134,969	2,208	(474)	136,703
Collateralized mortgage obligations	45,358	207	(220)	45,345	60,660	169	(682)	60,147

Collateralized mortgage obligations and mortgage-backed securities	208,263	2,842	(598)	210,507	195,629	2,377	(1,156)	196,850

Corporate obligations	6,417	—	(1,195)	5,222	6,373	30	(583)	5,820
Mutual funds	1,000	—	(54)	946	1,000	—	(41)	959
Equity securities	3,191	—	(340)	2,851	5,546	70	—	5,616

Corporate obligations and other investment securities	10,608	—	(1,589)	9,019	12,919	100	(624)	12,395

Total investment securities available for sale	$241,499	$2,955	$(2,198)	$242,256	$229,885	$2,576	$(1,865)	$230,596

Loans:
Total loans increased $78.9 million to $437.0 million and represented 59.9% of total assets at September 30, 2008, versus $358.1 million and 57.6% of total assets, respectively, at December 31, 2007. Retail loans, comprised primarily of residential mortgage loans, increased $26.4 million during the first nine months of 2008 while corporate loans, comprised mainly of construction and commercial real estate loans, increased $52.5 million during the same period. The increase is due to loan growth experienced in the commercial real estate and residential loan categories and reflects the continued strategic preference toward loan originations rather than investment security purchases as well as increased demand from the Bank’s borrowers.
The following table reflects the loan portfolio at September 30, 2008 and December 31, 2007:

	9/30/08	12/31/07
	(In thousands)
Residential mortgage loans	$105,706	$79,743
Home equity lines and loans	23,530	23,046
Consumer loans	911	1,007

Total retail loans	130,147	103,796

Construction loans	60,968	47,885
Commercial real estate loans	219,079	177,968
Commercial loans	26,798	28,464

Total corporate loans	306,845	254,317

Total loans	436,992	358,113
Allowance for loan losses	(5,535)	(4,810)

Total loans, net	$431,457	$353,303

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three months ended and the nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	9/30/08	9/30/07	9/30/08	9/30/07
	(In thousands)
Beginning balance	$5,238	$4,517	$4,810	$4,309
Provision for loan losses	330	250	835	465
Recoveries on loans previously charged-off	1	3	3	10
Loans charged-off	(34)	(7)	(113)	(21)

Ending balance	$5,535	$4,763	$5,535	$4,763

Ratios:
Annualized net charge-offs to average loans outstanding	0.03%	0.00%	0.04%	0.00%
Allowance for loan losses to total loans at end of period	1.27%	1.36%	1.27%	1.36%
The allowance for loan losses increased to $5.5 million at September 30, 2008 as compared to $4.8 million at December 31, 2007. However, the allowance for loan losses as a percent of total loans has decreased to 1.27% at September 30, 2008 down from 1.34% at December 31, 2007, due to an increase in total loans outstanding at September 30, 2008, compared to December 31, 2007, with the highest level of growth coming from the commercial real estate and the residential loan portfolios. The Company considers the current level of the allowance for loan losses to be appropriate and adequate. The low levels of delinquent loans and sustained asset quality of the loan portfolio combined with minimal levels of loan charge-offs contributed to the assessment of the allowance for loan losses. The Company has not engaged in any subprime lending, which we view as one- to four-family residential loans to a borrower with a credit score below 620 on a scale that ranges from 300 to 850.
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
Risk Assets:
Risk assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans consist of both loans 90 days or more past due and loans placed on non-accrual because full collection of the principal balance and interest is in doubt. OREO is comprised of foreclosed properties where the Company has formally received title or has possession of the collateral and is carried at the lower of the carrying amount of the loan plus capital improvements or the estimated fair value of the property, less selling costs.
Total risk assets were $1.6 million and $1.5 million, respectively, at September 30, 2008 and December 31, 2007. Impaired loans are commercial and commercial real estate loans and individually significant residential mortgage loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaled $490,000 and $1.5 million, respectively, at September 30, 2008 and December 31, 2007. All of the $490,000 and $1.5 million in impaired loans at September 30, 2008 and December 31, 2007, respectively, had been measured using the fair value of the collateral and did not require a related allowance. The decrease in non-performing loans since December 31, 2007 was primarily due to the reclassification into OREO of three loans to one borrower that were collateral dependent during the first quarter of 2008. The Company had impaired loans totaling $934,000 at September 30, 2007.

The following table summarizes the Company’s risk assets at September 30, 2008, December 31, 2007 and September 30, 2007:

	9/30/08	12/31/07	9/30/07
	(Dollars in thousands)
Non-performing loans	$618	$1,523	$343
Other real estate owned	939	—	—

Total risk assets	$1,557	$1,523	$343

Risk assets as a percent of total loans and OREO	0.36%	0.43%	0.10%

Risk assets as a percent of total assets	0.21%	0.24%	0.06%

Deposits:
Deposits increased $78.3 million during the first nine months of 2008 to $400.4 million at September 30, 2008 from $322.1 million at December 31, 2007. Core deposits, consisting of NOW accounts, demand deposit accounts, savings accounts and money market accounts, increased $35.7 million, or 23.8%, amounting to $185.5 million at September 30, 2008, compared to $149.8 million at December 31, 2007. Savings and money market accounts experienced increases of $24.0 million and $12.7 million, respectively, from December 31, 2007, primarily due to the higher-rate promotional accounts, while NOW and demand deposit accounts experienced slight declines. Term deposits comprised of brokered certificates of deposit and certificates of deposit increased $42.6 million, or 24.7%, totaling $214.9 million at September 30, 2008, versus $172.3 million at December 31, 2007. Brokered certificates of deposit increased $27.4 million from December 31, 2007, while certificates of deposit increased $15.2 million. The increase in brokered deposits reflects attractive rates for these maturity durations.
Due to the recent turmoil in the financial markets, the Bank has seen an inflow of deposits as evidenced by the 24.3% growth in total deposits during the first nine months of 2008. However, the Company continues to face strong competition for deposits which will impact the rate of growth of deposits for the foreseeable future.
The following table reflects the components of the deposit portfolio at September 30, 2008 and December 31, 2007:

	9/30/08	12/31/07
	(In thousands)
NOW accounts	$17,337	$17,877
Demand deposit accounts	28,374	28,851
Savings accounts	52,411	28,452
Money market accounts	87,360	74,621

Core deposits	185,482	149,801

Brokered certificates of deposit	32,889	5,461
Certificates of deposit	181,990	166,821

Term deposits	214,879	172,282

Total deposits	$400,361	$322,083

Borrowed Funds:
Borrowed funds consist of long-term and short-term Federal Home Loan Bank of Boston (FHLBB) advances and securities sold under agreements to repurchase. Total borrowed funds amounted to $272.8 million at September 30, 2008, compared to $235.4 million at December 31, 2007, an increase of $37.5 million. Short-term borrowed funds increased $1.6 million from December 31, 2007, while long-term borrowed funds increased $35.9 million due to the availability of more favorable, longer term rates. Wholesale repurchase agreements increased $15.0 million in the first nine months of 2008 and included an embedded cap intended to provide rate relief to the Company should rates rise abruptly. The Company believes its borrowing position leaves the Company less vulnerable to rate fluctuations in the coming year. This was achieved by lowering the average long-term borrowed cost of funds from 4.62% at December 31, 2007, to 4.24% at September 30, 2008.

The following table reflects the components of borrowings at September 30, 2008 and December 31, 2007:

	9/30/08	12/31/07
	(In thousands)
Long-term borrowed funds:
FHLBB long-term advances	$223,267	$202,378
Wholesale repurchase agreements	40,000	25,000

	263,267	227,378

Short-term borrowed funds:
FHLBB Ideal Way advances	—	800
FHLBB short-term advances	6,000	—
Customer repurchase agreements	3,536	7,173

	9,536	7,973

Total borrowed funds	$272,803	$235,351

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
SUMMARY
The Company reported a net loss of $8.3 million, or $(1.85) per diluted share, as compared to a net income of $1.0 million, or $0.22 per diluted share, for the three months ended September 30, 2008 and 2007, respectively. The largest factor in the quarterly results was the other-than-temporary impairment write-down of investments in Fannie Mae and Freddie Mac preferred stock resulting in a non-cash charge of $9.4 million pre-tax, or $(2.10) per diluted share. Excluding the non-cash impairment charge mentioned above, the Company would have recorded net income of $1.1 million, or $0.25 per diluted share for the quarter ended September 30, 2008. These normalized results reflect an improvement of 9.8% compared to the third quarter of 2007. The third quarter of 2008 experienced growth in total assets of 17.3%, a corresponding increase of $605,000 in net interest income and an improvement in the Company’s efficiency ratio. Partially offsetting these increases, the Company recorded a provision for loan losses of $330,000 in the third quarter of 2008 resulting from continued and sustained corporate and residential loan growth of $26.5 million in the third quarter of 2008.
Net Interest Income:
Net interest income for the three months ended September 30, 2008 increased by $605,000, or 15.8%, to $4.4 million from $3.8 million for the same period of 2007. The net interest rate spread increased to 2.21% for the three months ended September 30, 2008 versus 2.16% for the same period of 2007. Interest income for the three months ended September 30, 2008 increased $825,000 primarily due to higher average loan and investment security balances compared to the same period of 2007. Partially offsetting the increase in total interest income was an increase of $220,000 in total interest expense primarily due to an increase in average deposit and borrowed funds balances. Net interest margin decreased to 2.54% versus 2.66% for the quarters ended September 30, 2008 and 2007, respectively.
Interest Income:
Interest income increased $825,000, or 9.1%, during the third quarter of 2008 versus the same quarter in 2007, primarily due to a rise in average loan and investment security balances.
Average loan interest rates decreased 104 basis points from 7.25% to 6.21% during the third quarter of 2008 as compared to the comparable quarter of 2007, resulting in a decrease of $957,000 to interest income. Average loan balances rose $81.4 million from $339.6 million in 2007 to $421.0 million in 2008 contributing $1.3 million to interest income.
Average investment security interest rates decreased 3 basis points during the third quarter of 2008 from 4.91% in 2007 to 4.88% in 2008 resulting in a decrease of $78,000 to interest income. Average investment security balances rose $39.8 million from $233.8 million in 2007 to $273.6 million in 2008 contributing $542,000 to interest income.

In connection with the conservatorship of Fannie Mae and Freddie Mac, future dividend payments ceased. During the third quarter of 2008, the Company recognized dividend income from its preferred stock investments of $152,000 or $100,000 less than expected due to the cessation of dividends on the Freddie Mac investment, while dividends are expected to decline by another $100,000 in the fourth quarter of 2008.
Interest Expense:
Interest expense increased $220,000, or 4.2%, during the third quarter of 2008 from $5.3 million in the third quarter of 2007 to $5.5 million in the third quarter of 2008, primarily due to the rise in average deposit and average borrowed funds volumes.
Average deposit interest rates decreased 85 basis points from 3.69% to 2.84% in the third quarter of 2008 as compared to the comparable quarter of 2007, decreasing interest expense by $656,000. Average interest-bearing deposit balances increased by $63.2 million from $290.4 million in 2007 to $353.6 million in 2008, accompanied by a change in the mix resulting in a preference for higher costing certificates of deposit, which increased interest expense by $480,000.
Average borrowed funds interest rates decreased 47 basis points from 4.75% in the third quarter of 2007 to 4.28% in the same quarter of 2008 resulting in a decrease of $283,000 to interest expense. Average borrowed fund balances rose $61.1 million, or 28.5%, from $214.5 million in 2007 to $275.5 million in 2008. This increase resulted in additional interest expense of $679,000 due to an increase in longer term borrowed funds.
Provision for Loan Losses:
The provision for loan losses totaled $330,000 and $250,000 for the three months ended September 30, 2008 and 2007, respectively. The provisions in 2008 and 2007 reflect management’s analysis of loan growth during the third quarters of 2008 and 2007 with the highest levels of growth coming from the commercial real estate and residential loan portfolio. The balance of the allowance for loan losses has grown to $5.5 million at September 30, 2008, from $4.8 million at September 30, 2007, respectively. The coverage of the allowance for loan losses decreased to 1.27% at September 30, 2008 from 1.36% at September 30, 2007 due to the loan growth of $27.4 million experienced during the third quarter of 2008 as compared to $10.2 million in the third quarter of 2007. In addition, the mix of loans has increased towards retail loans, thereby allowing the coverage ratio to decline slightly as they represent less risky loans. The overall asset quality remains high as evidenced by the low levels of non-performing and delinquent loans. Lastly, the Company has not engaged in subprime lending, which we view as one- to four-family residential loans to a borrower with a credit score below 620 on a scale that ranges from 300 to 850.
Non-Interest Income (Loss):
Non-interest income decreased $9.8 million for the three months ended September 30, 2008, compared to the same period in 2007, to a loss of $8.8 million in 2008 while amounting to income of $925,000 in 2007. The non cash impairment write down totaled $9.4 million in 2008 while the third quarter of 2007 included settlement gains on the pension plan of $357,000. The normalized non-interest income for the three months ended September 30, 2008, excluding the non-cash impairment write-down would have been $535,000 as compared to $568,000 in 2007, excluding the settlement gains on the pension. Deposit account fees decreased $39,000, or 12.7%, to $269,000 from $308,000 for the three months ended September 30, 2008 and 2007, respectively, due mainly to a decrease of $34,000 in overdraft fees. Loan servicing fees decreased to $27,000 from $45,000 for the three months ended September 30, 2008 and 2007, respectively, due to a decrease in prepayment penalties collected on corporate loans. Income on bank-owned life insurance increased $26,000 to $124,000 for the three months ended September 30, 2008 from $98,000 for the same period in 2007. Other income remained flat at $115,000 from $117,000 for the three months ended September 30, 2008 and 2007.
Non-Interest Expense:
Non-interest expenses increased $81,000, or 2.8%, during the third quarter of 2008 to $3.0 million versus $2.9 million for the same period of 2007. Salary and employee benefits remained relatively flat at $1.7 million in the third quarters of 2008 and 2007, respectively. Occupancy and equipment expense decreased $21,000, or 6.3%, to $312,000 in the third quarter of 2008 from $333,000 in the same period of 2007 due mainly to a decrease in equipment repairs and maintenance. Data processing and marketing expenses remained flat in the third quarters of 2008 from 2007. Professional fees increased $33,000, or 26.0%, to $160,000 in the third quarter of 2008 from $127,000 in the third quarter of 2007 due primarily to an increase in outsourced consulting and legal fees. OREO expense totaled $60,000 in the three months ended September 30, 2008 compared to zero in 2007. Other expenses increased $45,000 or 11.5% to $435,000 in the third quarter of 2008 from $390,000 in the same period of 2007 due primarily to an increase in expenses associated with printing costs and telephone expenses.
Income Taxes:
The Company reported an income tax expense of $530,000 for the three months ended September 30, 2008 for an effective income tax rate of 31.9% excluding the non-cash impairment write-down. This compares to an income tax expense of $577,000 for the three months ended September 30, 2008 or an effective income tax rate of 35.9%. The Company will recognize in the fourth quarter of 2008 a tax benefit of $3.3 million, or $0.73 per diluted share, on the Fannie Mae and Freddie Mac preferred stock impairment charges due to the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008 which permits the Company to treat losses incurred on the Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal income tax purposes. The modest decrease in the effective tax rate in the third quarter of 2008 was due primarily to the non-taxable status of both the BOLI income and the dividend income received from the preferred stock purchased in the latter part of 2007. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable earnings within the group can change.
On July 3, 2008, the state of Massachusetts enacted a law that reduced the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and 9% for tax years beginning on or after January 1, 2012 and thereafter. Based on these changes in the third quarter of 2008, the Company incurred an $87,000 charge to adjust deferred income expense and the net value of the Company’s deferred tax asset.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended September 30, 2008 and 2007. Average loans include non-performing loans.

	Three months ended			Three months ended
	9/30/08			9/30/07
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$12,094	$55	1.81%	$12,895	$166	5.11%
U. S. Treasury and government- sponsored enterprise obligations	23,057	229	3.95	32,552	330	4.02
Corporate and other investment securities	28,453	338	4.73	18,730	281	5.95
Collateralized mortgage obligations and mortgage- backed securities	210,005	2,733	5.18	169,657	2,114	4.94

Total investment securities	273,609	3,355	4.88	233,834	2,891	4.91

Loans:
Residential real estate	101,850	1,431	5.59	72,939	1,036	5.64
Equity	22,922	295	5.12	21,284	349	6.51
Consumer	1,100	16	5.79	880	14	6.31

Total retail loans	125,872	1,742	5.51	95,103	1,399	5.84

Construction	56,184	870	6.16	54,220	1,251	9.15
Commercial real estate	212,106	3,548	6.65	164,283	3,062	7.39
Commercial	26,792	410	6.09	25,948	497	7.60

Total corporate loans	295,082	4,828	6.51	244,451	4,810	7.81

Total loans	420,954	6,570	6.21	339,554	6,209	7.25

Total interest-earning assets	694,563	9,925	5.68%	573,388	9,100	6.30%

Allowance for loan losses	(5,328)			(4,546)
Other assets	29,482			26,368

Total assets	$718,717			$595,210

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$18,402	$9	0.19%	$17,571	$8	0.18%
Regular savings accounts	46,605	183	1.56	30,234	38	0.50
Money market accounts	87,856	497	2.25	74,512	584	3.11
Certificates of deposit and escrow	200,742	1,832	3.63	168,040	2,067	4.88

Total interest-bearing deposits	353,605	2,521	2.84	290,357	2,697	3.69

Borrowed funds:
Long-term borrowed funds	265,409	2,911	4.36	206,643	2,480	4.76
Short-term borrowed funds	10,109	50	1.97	7,816	85	4.31

Total borrowed funds	275,518	2,961	4.28	214,459	2,565	4.75

Total interest-bearing liabilities	629,123	5,482	3.47%	504,816	5,262	4.14%

Non-interest-bearing deposits	29,294			29,561
Other liabilities	2,804			2,844

Total liabilities	661,221			537,221
Stockholders’ equity	57,496			57,989

Total liabilities and stockholders’ equity	$718,717			$595,210

Net interest rate spread			2.21%			2.16%

Net interest income		$4,443			$3,838

Net interest margin on average earning assets			2.54%			2.66%

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
SUMMARY
The Company reported a net loss of $6.4 million, or $(1.42) per diluted share, as compared to a net income of $2.6 million, or $0.57 per diluted share, for the nine months ended September 30, 2008 and 2007, respectively. The largest factor in the year-to-date results was the non-cash impairment write-down on investments in Fannie Mae and Freddie Mac preferred stock totaling $9.4 million pre-tax or $(2.10) per diluted share. The normalized earnings excluding the non-cash impairment write-down totaled $3.0 million, or $0.67 per share, for the nine months ended September 30, 2008, reflecting an increase of 13.9% compared to the nine months ended 2007. The first nine months of 2008 experienced an increase in net income primarily due to increases in net interest income of $1.1 million and a decrease in salaries and benefits expense of $135,000. Partially offsetting these favorable increases, the Company recorded a provision for loan losses of $835,000 in the first nine months of 2008 resulting from continued, sustained corporate and residential loan growth since December 31, 2007, of $78.5 million and an increase in income tax expense of $41,000 due to a change in the mix of the income from the Company’s subsidiaries.
Net Interest Income:
Net interest income for the nine months ended September 30, 2008 increased by $1.1 million, or 9.6%, to $12.6 million from $11.5 million for the same period of 2007. The net interest rate spread decreased to 2.15% for the nine months ended September 30, 2008 versus 2.23% for the same period of 2007. Interest income for the nine months ended September 30, 2008 increased $3.1 million primarily due to higher average loan and investment security balances compared to the same period of 2007. Partially offsetting the increase in total interest income was an increase of $2.0 million in total interest expense primarily due to an increase in average deposit and borrowed funds balances. Net interest margin decreased to 2.53% versus 2.78% for the nine months ended September 30, 2008 and 2007, respectively.
Interest Income:
Interest income increased $3.1 million, or 11.9%, during the first nine months of 2008 versus the same period in 2007, primarily due to a rise in average loan balances.
Average loan interest rates decreased 87 basis points from 7.25% to 6.38% during the first nine months of 2007 and 2008, respectively, resulting in a decrease of $2.1 million to interest income. Average loan balances rose $72.7 million from $317.6 million in 2007 to $390.3 million in 2008 contributing $3.6 million to interest income.
Average investment security interest rates increased 13 basis points during the first nine months of 2008 from 4.85% in 2007 to 4.98% in 2008 adding $65,000 to interest income. Average investment security balances rose $37.5 million from $234.0 million in 2007 to $271.6 million in 2008 contributing $1.6 million to interest income. In September, 2008, in connection with the conservatorship of Fannie Mae and Freddie Mac, future dividend payments ceased. The Company recorded dividend income for the first nine months of 2008 of $524,000. If the dividends had stopped as of January 1, 2008, recorded dividend income would have been $160,000.
Interest Expense:
Interest expense increased $2.0 million, or 13.8%, during the first nine months of 2008 from $14.2 million in the first nine months of 2007 to $16.2 million in the same period of 2008, primarily due to the rise in average deposit and average borrowed funds volumes.
Average deposit interest rates decreased 37 basis points from 3.50% to 3.13% in the first nine months of 2007 and 2008, respectively, decreasing interest expense by $940,000. Average interest-bearing deposit balances increased by $44.0 million from $279.3 million in 2007 to $323.3 million in 2008, accompanied by a change in the mix resulting from a customer’s preference for higher costing certificates of deposit, which increased interest expense by $1.2 million.

Average borrowed funds interest rates decreased 41 basis points from 4.71% in the first nine months of 2007 to 4.30% in the same period of 2008 resulting in a decrease of $726,000 to interest expense. Average borrowed fund balances rose $72.0 million, or 36.6%, from $196.8 million in 2007 to $268.8 million in 2008. This increase resulted in additional interest expense of $2.4 million due to an increase in longer term borrowed funds.
Provision for Loan Losses:
The provision for loan losses totaled $835,000 and $465,000 for the nine months ended September 30, 2008 and 2007, respectively. The provisions in 2008 and 2007 reflect management’s assessment of the adequacy of the allowance based upon management’s analysis of the Bank’s loan portfolio, loan growth during 2008 of $78.9 million, the level of non-performing loans and recognition of declines in real estate values in and around the Bank’s market area.
Non-Interest Income (Loss):
Non-interest income decreased $9.6 million for the nine months ended September 30, 2008, compared to the same period in 2007, to a loss of $7.8 million versus income of $1.7 million in 2007. The non-cash impairment write-down totaled $9.4 million in 2008. Normalized non-interest income, excluding the non-cash impairment write-down, decreased $173,000 or 10.1% for the nine months ended September 30, 2008 compared to the same period in 2007, and totaled $1.5 million in 2008 while amounting to $1.7 million in 2007. This decrease was primarily attributable to the absence in 2008 of settlement gains on the pension plan recorded in 2007 amounting to $357,000. Deposit account fees increased $37,000 or 5% to $782,000 from $745,000 for the nine months ended September 30, 2008 and 2007, respectively, due mainly to an increase of $44,000 in overdraft fees as a result of additional deposit products being granted overdraft privileges. Loan servicing fees decreased $59,000, or 37.1%, to $100,000 from $159,000 for the nine months ended September 30, 2008 and 2007, respectively, due to a decrease in prepayment penalties collected on corporate loans. Income on bank-owned life insurance increased $214,000 or 207.8% to $317,000 in 2008 versus $103,000 in 2007 attributable to the BOLI purchases in June and July of 2007. Other income remained relatively flat at $341,000 versus $349,000 for the nine months ended September 30, 2008 and 2007, respectively.
Non-Interest Expense:
Non-interest expenses increased $153,000, or 1.8%, during the first nine months of 2008 to $8.8 million versus $8.6 million for the same period of 2007. There was a decrease in salary and employee benefits expenses of $135,000, or 2.6%, to $5.0 million in the first nine months of 2008 from $5.1 million in 2007. The decrease in salaries resulted from a reduced number of employees in the corresponding periods and an increase in the total salaries deferred in the first nine months of 2008 due to higher loan origination volumes. These deferred salaries and any fee income collected at loan origination are recognized in future periods as a yield adjustment. Occupancy and equipment expense increased $63,000, or 6.8%, to $985,000 in the first nine months of 2008 from $922,000 in the same period of 2007 due mainly to increased rent expense and additional real estate taxes. Data processing expenses decreased $56,000, or 7.4%, to $705,000 in the first nine months of 2008 from $761,000 in 2007 due to a decrease in outsourced computer services. Professional fees increased $75,000, or 21.6%, to $422,000 in the first nine months of 2008 from $347,000 in the same period of 2007 due primarily to an increase in outsourced consulting and legal fees. Marketing expenses increased $24,000, or 7.5%, during the first nine months of 2008 to $344,000 from $320,000 in the first nine months of 2007 due to an increase in discretionary advertising expenses. OREO expenses totaled $116,000 in the nine months ended September 30, 2008, compared to zero for 2007. Other expenses increased $66,000 or 5.6% to $1.3 million in the first nine months of 2008 from $1.2 million in the same period of 2007 due primarily to an increase in education and training costs.
Income Taxes:
The Company reported an income tax expense of $1.5 million for the nine months ended September 30, 2008, for an effective income tax rate of 33.1%, excluding the non-cash impairment write-down. This compares to an income tax expense of $1.4 million for the nine months ended September 30, 2007 or an effective income tax rate of 35.4%. The modest decrease in the effective tax rate in the first nine months of 2008 was due primarily to the non-taxable status of both the BOLI income and the dividend income received from the preferred stock purchased in the latter part of 2007. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable earnings within the group can change.
On July 3, 2008, the state of Massachusetts enacted a law that reduced the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and 9% for tax years beginning on or after January 1, 2012 and thereafter. Based on these changes in the third quarter of 2008, the Company incurred an $87,000 charge to adjust deferred income expenses and the net value of the Company’s deferred tax asset.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the nine months ended September 30, 2008 and 2007. Average loans include non-performing loans.

	Nine months ended			Nine months ended
	9/30/08			9/30/07
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$10,424	$167	2.14%	$12,248	$477	5.21%
U. S. Treasury and government- sponsored enterprise obligations	23,825	726	4.07	36,855	1,093	3.97
Corporate and other investment securities	27,660	1,161	5.61	18,822	832	5.91
Collateralized mortgage obligations and mortgage- backed securities	209,667	8,078	5.15	166,118	6,087	4.90

Total investment securities	271,576	10,132	4.98	234,043	8,489	4.85

Loans:
Residential real estate	92,535	3,898	5.63	71,567	3,024	5.65
Equity	22,645	907	5.35	20,506	979	6.38
Consumer	1,002	49	6.53	880	44	6.68

Total retail loans	116,182	4,854	5.58	92,953	4,047	5.82

Construction	51,357	2,509	6.53	51,247	3,554	9.27
Commercial real estate	195,882	9,991	6.81	153,972	8,463	7.35
Commercial	26,837	1,282	6.38	19,380	1,151	7.94

Total corporate loans	274,076	13,782	6.72	224,599	13,168	7.84

Total loans	390,258	18,636	6.38	317,552	17,215	7.25

Total interest-earning assets	661,834	28,768	5.81%	551,595	25,704	6.23%

Allowance for loan losses	(5,032)			(4,425)
Other assets	26,843			19,835

Total assets	$683,645			$567,005

Liabilities and Stockholders’ Equity
Deposits:
NOW and super NOW accounts	$17,933	$26	0.19%	$17,973	$25	0.19%
Regular savings accounts	37,929	332	1.17	31,649	118	0.50
Money market accounts	80,532	1,439	2.39	73,926	1,666	3.01
Certificates of deposit and escrow	186,942	5,769	4.12	155,746	5,512	4.73

Total interest-bearing deposits	323,336	7,566	3.13	279,294	7,321	3.50

Borrowed funds:
Long-term borrowed funds	259,933	8,519	4.38	178,564	6,262	4.69
Short-term borrowed funds	8,913	127	1.90	18,274	666	4.87

Total borrowed funds	268,846	8,646	4.30	196,838	6,928	4.71

Total interest-bearing liabilities	592,182	16,212	3.66%	476,132	14,249	4.00%

Non-interest-bearing deposits	28,817			29,487
Other liabilities	2,939			3,139

Total liabilities	623,938			508,758
Stockholders’ equity	59,707			58,247

Total liabilities and stockholders’ equity	$683,645			$567,005

Net interest rate spread			2.15%			2.23%

Net interest income		$12,556			$11,455

Net interest margin on average earning assets			2.53%			2.78%

LIQUIDITY AND CAPITAL RESOURCES:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank paid $2.0 million and $1.5 million in dividends to the Company in the first nine months of 2008 and 2007, respectively.
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
The Bank has a line of credit of $3.0 million with the FHLBB. The Bank currently has a $5.0 million unsecured Federal funds line of credit with another financial institution. At September 30, 2008, the entire $8.0 million in available lines of credit was available.
The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLBB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLBB at September 30, 2008 was $280.6 million, of which $229.3 million had been borrowed.
On April 26, 2007, the Company announced a common stock repurchase program to purchase up to 230,000 shares of Company stock. As of October 31, 2008, the Company had purchased 154,976 shares of Company stock at a weighted average price per share of $16.12, including broker costs, for a total cost of $2.5 million. The Company did not repurchase any shares during the quarter ended September 30, 2008 and has suspended its stock repurchases until further notice.
At September 30, 2008, the Company’s stockholders’ equity totaled $51.2 million, a decrease of $9.1 million when compared to $60.3 million at December 31, 2007. The decrease was primarily attributable to the net loss of $6.4 million, cash dividends to shareholders of $1.9 million and stock repurchases of $1.0 million.
Each of the Company and the Bank were “well-capitalized” for bank regulatory purposes as of September 30, 2008. The following table presents the Company’s and the Bank’s capital ratios at September 30, 2008 and December 31, 2007:

	Regulatory Threshold
	for “Well Capitalized”
	Category	09/30/08	12/31/07
LSB Corporation Tier 1 risk-based	6.0%	10.62%	13.45%
River Bank Tier 1 leverage ratio	5.0%	7.33%	9.49%
River Bank Tier 1 risk-based	6.0%	10.54%	13.14%
River Bank total risk-based	10.0%	11.64%	14.22%
The decrease in the Bank’s regulatory capital ratios was primarily attributable to the non-cash impairment write-down of Fannie Mae and Freddie Mac preferred stock and, to a lesser extent, the increase in total assets since December 31, 2007.
On October 14, 2008, the U.S. Department of the Treasury announced that, using authority granted to Treasury under the Emergency Economic Stabilization Act, Treasury will purchase up to $250 billion of senior preferred shares in U.S. banks in order to increase the flow of financing to U.S. businesses and consumers and to support the

U.S. economy. To participate, the Company must submit a timely application by the current deadline of 5:00 pm on November 14, 2008. After applications are submitted, Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency. The Company is considering whether it would be in the best interests of our shareholders to participate in the Treasury’s Capital Purchase Program.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Management believes there have been no material changes to the discussion under the sub-caption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2007 Annual Report on Form 10-K which is incorporated by reference. See also Part II, Item 1A below, for a discussion of other risks inherent in the Company’s investment portfolio.
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
The Company’s results of operations depend in part on the performance of its invested assets. The Company had an investment portfolio with a fair value of $242.3 million at September 30, 2008, that is subject to:
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
The Company may need to recognize additional other-than-temporary impairment charge related to two preferred securities issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”) and may need to recognize further other-than-temporary impairment charges if the fair values of those securities do not recover in the future.
The Company owns shares of two series of preferred stock issued by the FNMA and the FHLMC respectively, with an adjusted book value of $726,000 and a fair value of $726,000 at September 30, 2008, after taking an other-than-temporary impairment of $9.4 million. As part of the Company’s ongoing other-than-temporary impairment evaluation process, management will continue to monitor the fair value of its FNMA and FHLMC preferred stock. No assurance can be given that management will not need to recognize an additional other-than-temporary impairment charge related to those FNMA and FHLMC preferred stock investments if the fair values do not recover in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.
(c)	On April 26, 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. During 2007 and 2008, 90,356 and 64,620 shares, respectively, were repurchased. The Company has placed no deadline on the duration of the repurchase program. As a result of the impairment charge taken in the third quarter of 2008, the Company has suspended its stock repurchases until further notice. In addition, the Company’s Employee Stock Ownership Plan (“ESOP”) purchased 8,600 shares on the open market in 2007 and 5,100 shares in the first nine months of 2008. Excluding the ESOP shares, there were no shares purchased other than disclosed above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
(a)	None

(b)	None
ITEM 6. EXHIBITS

Number	Description

2	Plan of Reorganization and Acquisition, dated as of March 12, 2001 between LSB Corporation and Lawrence Savings Bank (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

3(i).1	Articles of Organization of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

3(i).2	Articles of Amendment of the Articles of Organization of LSB Corporation, as submitted for filing in the Office of the Secretary of the Commonwealth of Massachusetts on December 30, 2005, (Filed as Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed January 6, 2006, and incorporated herein by reference)

3(ii)	Amended and Restated By-Laws of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2007, and incorporated herein by reference)

3(iii)	Lawrence Savings Bank Certificate of Vote of Directors Establishing a Series of a Class of Stock (Filed as Exhibit 3(iii) to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)

4.1	Specimen certificate of shares of common stock of the Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

Number	Description

4.2	Renewed Rights Agreement dated as of November 17, 2005, between LSB Corporation and Computershare Trust Company, N.A., as Rights Agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2006, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION
November 13, 2008	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

November 13, 2008	/s/ Diane L. Walker
Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the nine months ended September 30, 2008
EXHIBIT INDEX