Form 10-K
period 2008-12-31
LSB CORP
filed 2009-03-30
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-32955
LSB CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-3557612

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Massachusetts Avenue, North Andover, MA	01845

(Address of principal executive offices)	(Zip Code)
(978) 725-7500
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Titles of each Class	Name of each Exchange on which registered

Common Stock, par value $.10 per share	The NASDAQ Stock Market LLC
(including associated Preferred Stock Purchase Rights)
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
State the aggregate market value of the voting common equity stock held by non-affiliates* of the registrant based on the closing sale price of $15.24 per share as of June 30, 2008
Approximately $64.6 million
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 6, 2009

Common Stock, par value $.10 per share	4,470,941 shares
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

(1)	Certain information required for Part III of this report is incorporated herein by reference to the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which the registrant intends to file with the Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2008.

*	For purposes of this calculation only, the common stock of LSB Corporation held by directors and executive officers of LSB Corporation has been treated as owned by affiliates.

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
CAUTION REGARDING NON-GAAP FINANCIAL MEASURES
This Form 10-K also contains certain non-GAAP financial measures in addition to results presented in accordance with Generally Accepted Accounting Principles (“GAAP”) in both 2008 and 2007 as indicated. In an effort to provide investors with information regarding the Company’s results, the Company has disclosed certain non-GAAP information, which management believes provides useful information to the investor. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.
ITEM 1. BUSINESS
SUMMARY
LSB Corporation (the “Corporation” or the “Company”) is a one bank-holding company principally conducting business through its subsidiary, River Bank (the “Bank”). The Corporation became the holding company for the Bank on July 1, 2001 pursuant to a plan of reorganization in which each share of Bank common stock then outstanding (and accompanying preferred stock purchase rights) was converted into and exchanged for one share of the Corporation’s common stock (and accompanying preferred stock purchase rights). The Corporation’s common stock is currently traded on the Nasdaq Global Market under the symbol “LSBX”. Prices of the common stock are reported in The Wall Street Journal as “LSB Corp”.
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
The Bank has three wholly-owned subsidiaries at December 31, 2008. Shawsheen Security Corporation and Shawsheen Security Corporation II engage exclusively in buying, selling, dealing in and holding securities for their own accounts. Spruce Wood Realty Trust holds real estate used in the ordinary course of the Bank’s business.
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

MARKET AREA
The Bank’s primary market area is the Merrimack Valley in northeastern Massachusetts and southern New Hampshire. The Bank has seven banking offices in the communities of Andover, Lawrence, Methuen (2), and North Andover, Massachusetts and Salem and Derry, New Hampshire.
LENDING ACTIVITIES
The Bank’s loan portfolio consists of commercial real estate, commercial business, construction, residential mortgage, home equity and consumer loans. Competition on both pricing and underwriting terms has been strong in the Bank’s market area. Gross loans at December 31, 2008 were $452.6 million, an increase of $94.5 million from $358.1 million at December 31, 2007.
COMMERCIAL REAL ESTATE
The Bank originates loans secured by real estate other than 1-4 family residential properties. These loans are generally secured by various types of commercial real estate including income properties, commercial facilities (including retail, manufacturing, office and office condominiums) and small businesses. The interest rates on these loans are fixed or variable. The interest rates are based on a margin over the rates charged on FHLBB advances or another index (such as the Prime Rate as published in The Wall Street Journal) for a similar term. The margin is determined by the Bank based on the creditworthiness of the borrower, relationship profitability and competitive factors.
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
RESIDENTIAL MORTGAGES
The Bank originates fixed and adjustable rate residential mortgage loans which are underwritten to be eligible for sale in the secondary market. These loans are secured primarily by owner occupied 1-4 family primary residential properties. Adjustable rate mortgage loans are generally held by the Bank in the loan portfolio as a means to manage interest rate risk. Fixed rate mortgages are generally sold into the secondary market unless management believes they represent a good long-term asset based on various factors such as loan-to-value ratios, interest rates and management’s expectations of a loan’s duration. During 2008, the Bank retained all of its originated loans.
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

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS
Deposits and borrowings are the primary source of funds for funding loans and purchasing investment securities. The mix of deposits and borrowings is dependent on many factors, such as loan demand, competition, the economy, interest rates, and capital resources. Deposits are obtained from the general public through the Bank’s branch offices by additions to various deposit accounts, including checking, savings, money market, certificates of deposit and individual retirement accounts. The interest rates on these accounts generally are competitive with other local financial institutions. The Bank’s core deposit products (savings, checking and money market accounts) allow customers more flexibility and access and generally earn lower interest rates than other types of accounts due to the Bank’s higher operating costs to service these accounts. Certificates of deposit provide customers with higher interest rates, but less flexibility and access to deposits. Increasing and decreasing interest rates offered on certificates of deposit allows the Bank to adjust its sources of funds while providing a competitive interest rate to its customers. Another alternative source of deposits utilized by the Bank is brokered certificates of deposit. In addition to deposit accounts, other sources of funds include advances from the FHLBB, Federal funds purchased and securities sold under agreements to repurchase.
The Bank is a member of the FHLBB. The Bank is required to own stock of the FHLBB which is carried on the Company’s balance sheet at cost, which equals par value. On April 19, 2004, the FHLBB implemented a new capital structure and stock investment requirements for members to comply with the Gramm-Leach-Bliley Act of 1999. The minimum stock investment requirements are based in part on the amount of the Bank’s outstanding advances with the FHLBB. The Bank receives an amount equal to the par value of the FHLBB stock when excess stock is redeemed. In December 2008, the FHLBB placed a moratorium on repurchases of all excess stock. At December 31, 2008, the Bank held $11.8 million of FHLBB stock.
The Company functions only as a holding company for the Bank, engages in no business activities directly and is entirely dependent on the receipt of dividends from the Bank to meet its separate expenses, repay any indebtedness and pay dividends to the Company’s stockholders.
EMPLOYEES
The Company maintains no separate payroll. As of December 31, 2008, the Bank employed 94 employees on a full-time equivalent basis. None of the Bank’s employees is subject to a collective bargaining agreement or represented by a labor union. Management considers its relations with employees to be good.
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
Federal and state bank regulatory agencies have authority to issue cease and desist orders, assess civil money penalties, remove officers and directors, issue capital directives and impose prompt corrective action restrictions or requirements to address safety and soundness and compliance issues of the Corporation and the Bank. Among other things, the regulatory agencies have authority to restrict or prohibit the payment of dividends on the Bank’s or the Corporation’s capital stock if such payment would constitute an unsafe or unsound banking practice or reduce the Company’s or the Bank’s capital levels below regulatory minimums. (See Results of Operations — Capital Adequacy in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the Consolidated Financial Statements). In addition, the Bank must obtain prior regulatory approvals to undertake certain banking transactions and initiatives, including establishment, relocation or termination of a banking office, and merger or acquisition transactions with other banks or non-banking entities. The supervision and regulation of the Bank are intended primarily for the protection of depositors, the Bank Insurance Fund of the FDIC and non-business borrowers and not for the protection of investors or stockholders of the Company. The results of examinations provide regulators with a means of measuring and assessing each institution and taking prompt corrective actions to address any safety and soundness or compliance issues.
To the extent that information in this report under the heading “Supervision and Regulation” describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provision described. Any changes in applicable laws or regulations may have a material effect on the business and prospects of the Company.
FEDERAL DEPOSIT INSURANCE PREMIUMS
The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), among other things, gave the FDIC greater discretion to identify the relative risks depository institutions present to the Deposit Insurance Fund (“DIF”) and set risk-based premiums accordingly. The premiums vary depending on the institution’s “risk category,” which is based on the institution’s capital level and supervisory ratings. FDIC insurance premiums would have been $230,000 in 2008, however the Company was able to apply credits of $175,000 resulting in a net expense of $55,000. In December 2008, the FDIC board approved a 7 basis points (“bps”) increase in premiums charged to banks for deposit insurance, boosting the rate to between 12 cents and 50 cents per $100 of domestic deposits from a range of five cents to 43 cents due to market developments that have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.
On February 27, 2009, the FDIC issued a final rule, effective April 1, 2009, which changes the way the FDIC’s assessment system differentiates for risk, makes corresponding changes to assessment rates beginning with the second quarter of 2009, and makes certain technical and other changes to the assessment rules. The FDIC simultaneously issued an interim rule to impose a 20 bps special assessment (and possible additional special assessments of up to 10 basis points thereafter) to replenish the DIF. The special assessment will be equal to 20 basis points of an institution’s assessment base on June 30, 2009. Additionally, beginning April 1, 2009, the FDIC will increase its base fees on insured deposits. The combination of the special assessment plus the base fee increase will increase the Company’s 2009 deposit insurance premiums to approximately $1.2 million.
The risk-based assessments contained in the final rule may cause the Company’s premiums to increase further in the future. The final rule provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities, including Federal Home Loan Bank advances, securities sold under repurchase agreements, secured Federal funds purchased and certain other secured borrowings, if the institution’s ratio of secured liabilities to domestic deposits is greater than 25%; and (3) for all institutions other than those in Risk Category I (i.e., banks that are “well capitalized” with few weaknesses), an increase of up to 10 bps in the assessment rate if the institution has brokered deposits in excess of 10% of the institution’s domestic deposits. As of December 31, 2008, River Bank’s ratio of secured liabilities to domestic deposits was 66% and its ratio of brokered deposits to domestic deposits was 8%.
The final rule also adds an “adjusted brokered deposit ratio,” which measures the extent to which brokered deposits are funding rapid asset growth. The adjusted brokered deposit ratio will affect only those established Risk Category I institutions whose total gross assets are more than 40 percent greater than they were four years previously, after adjusting for mergers and acquisitions. In general, the greater an institution’s asset growth and the greater its percentage of brokered deposits, the greater will be the increase in its initial base assessment rate. Specifically, if an institution’s ratio of brokered deposits to domestic deposits exceeds 10 percent and its asset growth over the previous four years is more than 70 percent, the adjusted brokered deposit ratio will equal the institution’s ratio of brokered deposits to domestic deposits less the 10 percent threshold. If an institution’s ratio of brokered deposits to domestic deposits exceeds 10 percent but its asset growth over the previous four years is between 40 percent and 70 percent, the adjusted brokered deposit ratio will equal a gradually increasing fraction of the ratio of brokered deposits to domestic deposits (minus the 10 percent threshold). If an institution’s ratio of brokered deposits to domestic deposits is 10 percent or less or if the institution’s asset growth over the previous four years is less than 40 percent, the adjusted brokered deposit ratio will be zero and will have no effect on the institution’s assessment rate. As of December 31, 2008, River Bank’s ratio of brokered deposits to domestic deposits was 8%, and its asset growth over the previous four years was approximately 48%.
BANK HOLDING COMPANY ACT, CHANGE IN CONTROL ACT AND REGULATION Y
Under the BHC Act and Regulation Y of the FRB, no company may acquire “control” of the Company or the Bank, and no bank holding company may acquire more than five percent of any class of outstanding voting securities of the Company or the Bank, without prior approval of the FRB. Under the Change in Bank Control Act of 1978 (the “Control Act”), no person or group of persons acting in concert may acquire “control” of the Company if they do not provide at least 60 days prior written notice to the FRB or if the FRB gives written notice of objection to such acquisition. Under Regulation Y, the FRB has established a rebuttable presumption that direct or indirect ownership or control of more than 10 percent of any class of the Company’s outstanding voting securities constitutes “control” of the Company and the Bank for purposes of the Control Act.

GRAMM-LEACH-BLILEY ACT
The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) enhanced the authority of banks and their holding companies to engage in non-banking activities. By electing to become a “financial holding company,” a qualified parent company of a banking institution may engage, directly or through non-bank subsidiaries, in any activity that is determined by the FRB in consultation with the United States Department of Treasury (the “Treasury”) to be financial in nature or incidental to such a financial activity or in any other activity that is complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Financial activities include all of the activities that have been determined to be “closely related to banking” and permissible for bank holding companies, plus insurance agency, securities underwriting and dealing, and insurance underwriting, among other activities.
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
HOME OWNERSHIP AND EQUITY PROTECTION ACT AND REGULATION Z
Under the Home Ownership and Equity Protection Act (HOEPA), the FRB has created a new category of “higher-priced mortgage loan” that will be subject to heightened consumer protections under recent amendments to Regulation Z of the FRB. Regulation Z defines loans that qualify as “higher-priced mortgage loans” by reference to a new index published by the Federal Reserve called the “average prime offer rate” (offer rates for the lowest-risk prime mortgage to be derived from the Freddie Mac Primary Mortgage Market Survey). A lender making a higher-priced mortgage loan may not extend credit without regard to the borrower’s ability to repay from sources other than the collateral and must verify income and assets the lender relies on to determine the borrower’s ability to repay. The new rules also significantly restrict prepayment penalties that may be charged on higher priced mortgages and require escrow accounts for property taxes and insurance. The amendments to Regulation Z are generally effective on October 1, 2009.
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
SARBANES-OXLEY ACT OF 2002
The “Sarbanes—Oxley Act of 2002” (the “Sarbanes-Oxley Act”) establishes a comprehensive framework for modernizing and reforming the oversight of public company financial accounting and disclosure practices. Principal components of the Sarbanes-Oxley Act include:

•	The creation of the Public Company Accounting Oversight Board, with which all accounting firms performing audits for public companies are required to register, and which is empowered to set auditing, quality control and independence standards, to inspect registered firms, and to conduct investigations and to take disciplinary actions, subject to SEC oversight.

•	The strengthening of auditor independence from corporate management by limiting the type and scope of services that auditors can offer their public company audit clients, requiring periodic rotation of public company audit partners, requiring direct auditor reports to company audit committees, and prohibiting public companies from exerting improper influence over their outside auditors.

•	The imposition of new corporate governance requirements including, among other things, independence and financial expertise requirements for audit committee membership and empowerment of public company audit committees to appoint, compensate and oversee their company’s outside auditors.

•	Requirements that the Chief Executive Officer and the Chief Financial Officer certify financial statements included in public company filings with the SEC and disclose bonuses and stock-based compensation for periods for which the company is forced to restate its financial results, a prohibition of insider stock trades during periods when a company’s employee benefits plans are precluded from trading, and a prohibition of public company loans or extensions of credit to directors and officers except by regulated financial institutions in conformity with applicable banking regulations governing insider lending.

•	Requirements that public companies disclose whether they have a code of ethics for their senior financial officers and if not, why not, and that management periodically assess and report on the adequacy of the company’s internal controls.

•	The imposition of new and accelerated public company disclosure requirements, requirements to report off balance sheet transactions and of accelerated reporting of insider transactions in company stock.
The SEC has extended compliance dates for non-accelerated filers and smaller reporting companies with respect to management reporting and outside auditors’ attestation regarding the adequacy of internal controls over financial reporting (Section 404 of the Sarbanes-Oxley Act). The Company is considered a smaller reporting company filer with the SEC and, under current law, began to comply with the management reporting component of Section 404 for its year ended December 31, 2007, while the outside auditors’ attestation component of Section 404 is currently scheduled to be required for the year ending December 31, 2009.
TROUBLED ASSET RELIEF PROGRAM AND EMERGENCY ECONOMIC STABILIZATION ACT
The Emergency Economic Stabilization Act of 2008 (“EESA”), enacted on October 3, 2008, provides authority to the Treasury to restore liquidity and stability to the United States financial system. The EESA authorizes the Treasury to establish a Troubled Asset Relief Program (“TARP”) and, pursuant to TARP, the Treasury established the Capital Purchase Program (“CPP”) to purchase senior preferred stock from eligible financial institutions under standardized terms. Eligible institutions could apply to receive an equity investment from the Treasury in an amount equal to between 1% and 3% of each institution’s risk-weighted assets. The American Recovery and Reinvestment Act of 2009 (“ARRA”), enacted on February 17, 2009, amends certain provisions of EESA, further regulates executive compensation for certain recipients of CPP funds and includes a provision that, subject to consultation with the appropriate Federal banking agency, directs the Treasury to permit financial institutions from whom the Treasury purchased preferred stock to redeem such preferred stock without regard to whether such financial institution has replaced such funds and not subject to any waiting period. The statute also directs the Treasury to enact regulations to implement the directives set forth in ARRA; however, these regulations have not yet been published. As disclosed elsewhere in this Annual Report on Form 10-K, on December 12, 2008, the Company issued and sold (i) 15,000 shares of senior cumulative perpetual preferred stock, Series B, (“Senior Preferred”), with a liquidation preference of $1,000 per share and (ii) ten-year warrants to purchase up to 209,497 shares of the Company’s common stock at an exercise price of $10.74 per share, to the Treasury as part of CPP, for an aggregate purchase price of $15,000,000, and is therefore subject to the regulations that have been enacted and will be subject to any further regulations that relate to CPP participants.
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
Factors such as inflation, recession, unemployment, fluctuations in the money supply, global disorder such as that experienced as a result of the terrorist activity on September 11, 2001, instability in domestic and foreign financial markets, and other factors beyond the Company’s control may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although the Company pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. For example, if rates paid on deposits and borrowings reprice more quickly than the assets in a rising interest rate environment, the Company would experience a compression of its net interest spread and net interest margin. Alternatively, in a declining interest rate environment, if assets reprice more quickly than its liabilities, net interest margin compression would occur.
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
A significant amount of the Company’s loans are concentrated in northeastern Massachusetts and southern New Hampshire, and adverse conditions in this area could negatively impact its operations. Substantially all of the loans the Company originates are secured by properties located in or are made to businesses which operate in northeastern Massachusetts or southern New Hampshire. Because of the current concentration of the Company’s loan origination activities in northeastern Massachusetts and southern New Hampshire, in the event of adverse economic conditions, downward pressure on housing prices, political or business developments or natural hazards adversely affecting northeastern Massachusetts or southern New Hampshire and the ability of property owners and businesses in that area to make payments of principal and interest on the underlying loans, could cause the Company to experience higher rates of loss and delinquency on its loans than if its loans were more geographically diversified. Additionally, a decline in real estate values generally, or in northeastern Massachusetts and southern New Hampshire specifically, could cause some of our real estate loans to become inadequately collateralized, which would expose the Company to a greater risk of loss. Additionally, a decline in real estate values could result in a decline in the origination of such loans. Such higher rates of loss and delinquency and declines in real estate values could have a material adverse effect on the Company’s results of operations or financial condition.
The Company operates in a highly regulated environment and may be adversely impacted by changes in law and regulations. The Company is subject to extensive regulation, supervision and examination. See Supervision and Regulation in Item 1 hereof, Business. Due to the current economic climate, we may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Any change in the laws or regulations or failure by the Company to comply with applicable law and regulation, or change in regulators’ supervisory policies or examination procedures, whether by the Division, the FDIC, the FRB, other state or federal regulators, the United States Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
The Company’s FDIC premiums have materially increased and could continue to do so, which could materially affect the Company’s earnings. FDIC insurance premiums would have been $230,000 in 2008, however the Company was able to apply credits of $175,000 resulting in a net expense of $55,000. In December, 2008, the FDIC board approved a 7 basis points (“bps”) increase in premiums charged to banks for deposit insurance, boosting the rate to between 12 cents and 50 cents per $100 of domestic deposits from a range of five cents to 43 cents due to market developments that have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. On February 27, 2009, the FDIC passed an interim rule that allows it to charge banks a special assessment of 20 bps on insured deposits to replenish the deposit insurance fund. This special assessment will be collected in the third quarter of 2009. Additionally, beginning April 1, 2009, the FDIC will increase its base fees on insured deposits, the combination of which would increase the Company’s 2009 deposit insurance premiums to approximately $1.2 million. See “Federal Deposit Insurance Premiums” in Supervision and Regulation in Item I hereof, Business, for more information on the FDIC insurance premiums. There can be no assurance that the Company’s FDIC premiums will not increase further and, if so, that its earnings would not materially decrease as a result.

The impact on the Company of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and their implementing regulations as well as the President’s Financial Stability Plan, and the Company’s participation in programs thereunder, cannot be predicted at this time. Beginning in the fourth quarter of 2008, the U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The Treasury, the FDIC and the Federal Reserve Board each have developed programs and facilities, including the CPP and other efforts designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector. In addition, the recently enacted ARRA is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the Treasury’s recently announced Financial Stability Plan and the government’s recently announced foreclosure prevention program. As discussed elsewhere in this Annual Report on Form 10-K, the Company has participated in the CPP, but has opted not the participate in the FDIC’s Temporary Liquidity Guarantee Program. The effects of participating or not participating in any such programs and the extent of the Company’s participation in such programs cannot be determined at this time.
The impact of further contemplated legislative and regulatory changes cannot be predicted at this time. The Obama Administration and Congress are actively considering a broad restructuring of the regulatory landscape for financial institutions. On March 5, 2009, House Financial Services Committee Chairman Barney Frank issued the following statement, “While we will continue to work with the Obama Administration on stabilization, it is now essential that we continue work on our reform agenda and address the need for financial regulatory restructuring to diminish systemic risk and to enhance market integrity.” The Company cannot reliably predict at this time whether any of these legislative initiatives will be enacted, and if so, what impact, if any, it would have on the Company’s financial condition, operating results or business.
The terms governing the issuance of the Preferred Stock to the Treasury may be changed, the effect of which may have an adverse effect on the Company’s operations. The Securities Purchase Agreement that was entered into with the Treasury provides that the Treasury may unilaterally amend any provision of the agreement to the extent required to comply with any change in applicable federal statutes that may occur in the future. The ARRA placed more stringent limits on executive compensation than were applicable at the time the Company entered into the Securities Purchase Agreement, including a prohibition on the payment of bonuses and severance to certain officers and a requirement that compensation paid to our executives be presented annually to shareholders in a “non-binding” vote. There can be no assurance that further changes in the terms of the transaction will not occur in the future. Such changes may place further restrictions on the Company’s business or results of operation, which may adversely affect the market price of its common stock.
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
The limitations on executive compensation imposed through the Company’s participation in the Capital Purchase Program may restrict its ability to attract, retain and motivate key employees, which could adversely affect our operations. As part of the CPP transaction, the Company agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Subsequent to the issuance of the Senior Preferred, the ARRA imposed more stringent limitations on severance pay and the payment of bonuses. To the extent that these compensation restrictions do not permit the Company to provide a comprehensive compensation package to our key employees that is competitive in its market area, the Company may have difficulty in attracting, retaining and motivating key employees, which could have an adverse effect on the Company’s results of operations.

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
Market fluctuations and changes in interest rates have had, and may continue to have, significant and negative effects on the Company’s investment portfolio and stockholders’ equity. The Company’s results of operations depend in part on the performance of its invested assets. The Company had an investment portfolio with a fair value of $264.6 million at December 31, 2008, that is subject to:
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
The carrying values of investment securities available for sale are derived from market prices supplied by the Company’s investment custodian or, when no price is provided by the custodian, from a third party valuation. Fair value is based on quoted market prices. Unrealized investment gains and losses on such securities, to the extent that there is no “other-than-temporary impairment” of value, are credited or charged, net of any tax effect, to a separate component of stockholders’ equity, known as “net accumulated other comprehensive income (loss),” until realized.
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
When the Company becomes subject to the full SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, it will likely incur significant costs in connection with first providing internal control reports. Under current SEC regulations, as a “smaller reporting company” under the federal securities laws, the Company became subject to the management reporting component for its year ended December 31, 2007 and will become subject to the outside auditors’ attestation component of Section 404 of the Sarbanes-Oxley Act of 2002 for its year ending December 31, 2009. Section 404 requires that the Company prepare a management report on its internal control over financial reporting and obtain an attestation on that report from its auditors in connection with its most recent consolidated financial statements included with its annual report. During the past several years, many SEC reporting companies have incurred significant costs in connection with first providing internal control reports. The Company will likely incur significant costs in connection with obtaining the outside auditors’ attestation report of the Company’s internal control reports. If the Company does incur such costs, the costs could have an adverse effect on the Company’s results of operations.
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
If the Company’s investment in the Federal Home Loan Bank of Boston becomes impaired, its earnings and stockholders’ equity could decrease. The Company is required to own common stock of the FHLBB to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. The aggregate cost and fair value of the FHLBB common stock as of December 31, 2008 was $11.8 million based on its cost. FHLBB common stock is not a marketable security. The FHLBB has reported a net loss of $73.2 million for the year ended December 31, 2008, primarily attributable to a $339.1 million charge related to the other-than-temporary impairment of certain private-label mortgage-backed securities as of December 31, 2008. Further, the FHLBB has voted to suspend dividends for the quarter ended December 31, 2008 and has disclosed that, based on current information, dividend payments in 2009 are unlikely. These and other developments could put into question whether the fair value of FHLBB stock owned by the Company was less than its carrying value. Consequently, the Company believes that there is a risk that its investment in FHLBB common stock could be deemed impaired at some time in the future, and if this occurs, it would cause its earnings and stockholders’ equity to decrease by the amount of the impairment charge.
The tightening of available liquidity could limit the Company’s ability to replace deposits and fund loan demand, which could adversely affect its earnings and capital levels. A tightening of the credit market and the inability to obtain adequate money to replace deposits and fund continued loan growth may negatively affect asset growth and, therefore earnings capability, and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely on certain wholesale funding sources and uncommitted FHLBB advances to fund loans and replace deposits. In the event of a further downturn in the economy, these additional funding sources could be negatively affected which could limit the funds available to the Company. FHLBB has publicly disclosed that, over time, current market trends may have a negative impact on FHLBB’s own liquidity. Further, the twelve Federal Home Loan Banks are jointly and severally liable for each other’s debt, which means that the FHLBB’s liquidity could be adversely affected by losses, capital weaknesses or other financial problems at one or more of other regional Federal Home Loan Banks. The Company’s liquidity position would be significantly constrained if we were unable to access funds from the FHLBB or other funding sources.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company conducts its business at its corporate offices in North Andover and multiple branch locations listed here. The Company believes that all of its properties are well maintained and are suitable for banking needs and operations.
The following table sets forth certain information about the Bank’s offices as of December 31, 2008:

					Lease
	Year				Current
	Acquired		Square	Owned/	Term	Renewal
	Or Leased		Feet	Leased	Expires	Options

CORPORATE OFFICES AND MAIN BANKING OFFICE

30 Massachusetts Ave.	1992		45,315	Owned	—	—
No. Andover, MA 01845

BRANCH BANKING OFFICES

Massachusetts

342 North Main Street	1995	(1)	2,449	Leased	2010	Two (5 yrs.)
Andover, MA 01810

300 Essex	1998	(2)	3,432	Leased	2009	Two (1 yr.)
Lawrence, MA 01840

20 Jackson Street	1968		2,369	Leased	2010	—
Methuen, MA 01844

148 Lowell Street	1979		5,234	Owned	—	—
Methuen, MA 01844

New Hampshire

51 Crystal Ave.	2007	(3)	2,600	Leased	2027	Four (5 yrs.)
Derry, NH 03038

401-403 Main Street, Ste. 105	2004		2,500	Leased	2014	Two (5 yrs.)
Salem, NH 03079

(1)	The Bank has occupied the branch since 1979 and performed a sale-leaseback transaction in 1995.

(2)	Prior to moving to this location, the Bank occupied a branch office at 255 Essex Street.

(3)	The Bank opened a full service branch at this location in January 2009.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s stock trades on the Nasdaq Global Market under the symbol “LSBX”. Sales prices of the stock are reported in the Wall Street Journal as “LSBCorp”. On February 28, 2009, the closing price of LSB Corporation common stock was $8.49.
The following table sets forth for the fiscal periods indicated certain information with respect to the sales prices of the Company’s common stock.

	Common Stock Prices		Cash
Fiscal Year	High	Low	Dividends

2008
Fourth Quarter	$12.99	$7.25	$0.15
Third Quarter	17.50	9.05	0.15
Second Quarter	16.68	14.86	0.14
First Quarter	16.95	15.50	0.14
2007
Fourth Quarter	$17.47	$15.30	$0.14
Third Quarter	17.14	15.50	0.14
Second Quarter	17.49	15.85	0.14
First Quarter	16.92	16.40	0.14
The Company anticipates that it will continue to pay dividends during 2009. On March 6, 2009, there were approximately 789 holders of common stock. This number does not reflect the number of persons or entities who hold their stock in nominee or “street” name through various brokerage firms. During the year ended December 31, 2008, there were 64,620 shares of stock repurchased under the Company’s previously announced stock buyback program.
Prior to December 12, 2011, unless the Company has redeemed the Senior Preferred or the Treasury has transferred the Senior Preferred to a third party, the consent of the Treasury will be required for the Company to (i) declare or pay any dividend or make any distribution on common stock (other than the regular quarterly cash dividend or not more than $0.15 per share) or (ii) redeem, purchase or acquire any shares of the Company’s common stock, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the CPP.
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
Dividends from the Company will depend, primarily, upon receipt of dividends from the Bank because the Company has no significant source of income other than dividends from the Bank. Massachusetts banking law and FDIC regulations limit distributions from the Bank to the Company. For example, the Bank could not pay dividends if it were not in compliance with applicable regulatory capital requirements. In addition, the Company is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. See “Supervision and Regulation” for further information.
Information on equity compensation plans required by Item 5 is incorporated by reference herein from the section in the Company’s Proxy Statement entitled “Equity Compensation Plan Information.”
The following information pertains to any purchase made by or on behalf of LSB Corporation or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of LSB Corporation common stock during the indicated periods. On April 26, 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. The Company has no deadline on the duration of the repurchase program. Under the previously approved common stock repurchase program, the Company repurchased 154,976 shares, or approximately 3% of the Company’s outstanding common stock, at an average cost of $16.12 per share, between April 26, 2007 and June 30, 2008. As a result of the other-than temporary impairment charges recorded during 2008, the Company suspended its stock repurchase program and is not permitted to reinstate the repurchase program while the Treasury’s $15 million preferred stock investment is outstanding. There were no stock repurchases during the fourth quarter of 2008. See Note 9 to the Consolidated Financial Statements for further information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

December 31,	2008	2007	2006	2005	2004

(Dollars in Thousands, Except Per Share Data)
Balance Sheet Data:
Total assets	$761,324	$621,651	$542,965	$521,800	$518,477
Loans, gross	452,621	358,113	288,163	234,611	232,810
Allowance for loan losses	5,885	4,810	4,309	4,126	4,140
Federal funds sold	6,469	56	11,871	198	209
Investment securities	264,561	230,596	218,682	260,046	263,303
Deposits	408,663	322,083	295,662	303,087	299,106
Borrowed funds	276,490	235,351	184,782	153,380	157,263
Stockholders’ equity	72,142	60,298	58,531	59,922	57,838

Year Ended December 31	2008	2007	2006	2005	2004

Operating Data:
Interest income	$38,755	$35,008	$28,956	$25,558	$22,331
Interest expense	21,880	19,681	15,160	11,638	8,520

Net interest income	16,875	15,327	13,796	13,920	13,811
Provision (credit) for loan losses	1,285	645	160	—	(300)
Impairment write-downs on securities	(10,105)	—	—	—	—
Losses on sales of investment securities	—	—	(2,417)	—	—
Gains on pension plan termination	—	762	602	—	—
Other non-interest income	2,116	1,922	1,410	1,555	1,553
Lawsuit judgment collected	—	—	—	2,233	2,280
Salaries and employee benefits expense	6,706	6,836	7,399	6,899	6,507
Other non-interest expense	5,170	4,721	5,621	4,245	4,157

Income (loss) before income taxes	(4,275)	5,809	211	6,564	7,280
Income tax (benefit) expense	(1,552)	2,091	85	2,407	2,600

Net income (loss)	$(2,723)	$3,718	$126	$4,157	$4,680

Basic earnings (loss) per share	$(0.61)	$0.81	$0.03	$0.94	$1.09
Diluted earnings (loss) per share	$(0.61)	$0.81	$0.03	$0.92	$1.05

At or for the year ended December 31,	2008	2007	2006	2005	2004

Other Data:
Efficiency ratio	62.54%	67.00%	85.66%	72.19%	69.72%
Interest rate spread	2.14	2.19	2.22	2.34	2.64
Net interest margin on average earning assets	2.50	2.72	2.68	2.66	2.91
Return (loss) on average assets (net income loss/ average assets)	(0.39)	0.64	0.02	0.77	0.96
Return (loss) on average equity (net income loss/ average stockholders’ equity)	(4.63)	6.35	0.22	7.14	8.33
Dividend payout ratio (dividends declared per share divided by diluted earnings per share)	n/m	69.14	n/m	60.87	49.52
Average stockholders’ equity to average assets ratio	8.41	10.10	10.80	10.81	11.53
Cash dividends declared and paid per common share	$0.58	$0.56	$0.56	$0.56	$0.52
Book value per share at year end with CPP	16.14	13.35	12.74	13.42	13.33
Book value per share at year end excluding CPP	12.78	13.35	12.74	13.42	13.33
Tangible book value per share with CPP at year end (excludes accumulated other comprehensive income/loss)	15.40	13.26	13.05	13.58	13.43
Tangible book value per share excluding CPP	12.04	13.26	13.05	13.58	13.43
Market value per share at year end	7.31	16.00	16.57	17.35	18.52

n/m = not meaningful

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
OVERVIEW
2008 was an unprecedented year for the banking industry. Margin issues, credit issues and liquidity, as well as securities impairment, all consumed significant resources for the industry. In the midst of these challenges, the Company has been successful in growing local deposits and increasing total loans.
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
Non-interest income includes net gains or losses on investment securities and various fees. Customers’ loan and deposit accounts generate various amounts of fee income depending on the product selected. The Company receives fee income from servicing loans that were sold in previous periods. Non-interest income is primarily impacted by the volume of customers’ transactions, which could change in response to changes in interest rates, pricing and competition.
Non-interest expenses include salaries and employee benefits, occupancy and equipment, professional, data processing and other expenses of the Company, which generally are directly related to business volume and are managed by a budget process. FDIC insurance premiums would have been $230,000 in 2008, however, the Company was able to apply credits of $175,000 for a net expense of $55,000. In December, 2008, the FDIC board approved a 7 basis points (bps) increase in premiums charged to banks for deposit insurance, boosting the rate to between 12 cents and 50 cents per $100 of domestic deposits from a range of five cents to 43 cents due to market developments that have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. On February 27, 2009, the FDIC passed an interim rule that allows it to charge banks a special assessment of 20 bps on insured deposits to replenish the deposit insurance fund. This special assessment will be collected in the third quarter of 2009. Additionally, beginning April 1, 2009, the FDIC will increase its base fees on insured deposits, the combination of which would increase the Company’s 2009 deposit premiums approximately $1.2 million. See “Federal Deposit Insurance Premiums” in Supervision and Regulation in Item 1 hereof, Business, for more information on the FDIC premiums.
Provisions for income taxes are directly related to earnings of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, as well as the mix of earnings among the different entities would affect the amount of income tax expense reported and the overall effective income tax rate recorded.
For the past several years, short-term market interest rates (which are used as a general guide in pricing deposits) have decreased while longer-term market interest rates (which are used to benchmark the pricing on loans) have not changed by similar amounts. While the Bank has had success in changing the mix of the asset structure into higher yielding commercial real estate and construction loans and away from lower yielding investments, it is still challenged in generating deposit balances, and in particular, lower costing core deposit accounts. This compression is felt throughout the banking industry, but the Company is particularly vulnerable since a relatively large portion of its earning assets are funded by wholesale borrowings. The Company is committed to maintaining its current strategy of improving the overall yield of the assets while carefully managing its cost of funds to the best of its abilities.
Lastly, there are areas of the Consolidated Financial Statements where significant estimates or assumptions are used, including the provision and allowance for loan losses, the provision for income taxes, and the evaluation of investment securities for other-than-temporary impairment. Management regularly monitors the application of the Company’s Critical Accounting Policies in relation to the nature and impact of these estimates and assumptions on earnings. The Critical Accounting Policies are discussed below.

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
ALLOWANCE FOR LOAN LOSSES
The allowance balance reflects management’s assessment of losses and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan-by-loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing the allowance. The allowance for loan losses reflects all information available at the end of the year. The allowance is increased by provisions for loan losses, which are a charge to the income statement, and by recoveries on loans previously charged-off. The allowance is reduced by loans charged-off and by negative (credit) provisions to the allowance. For a further discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see Financial Condition-Allowance For Loan Losses, Results of Operations and Note 1 to the Consolidated Financial Statements for more details on establishing the allowance for loan losses.
INCOME TAXES
Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax valuation allowances are established and based on management’s judgment as to whether it is more likely than not that all or some portion of the future tax benefits of prior operating losses will be realized. For example, a deferred tax valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income in the carry-forward period. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. For a further discussion on income taxes, see Results of Operations — Income Taxes, below and Notes 1 & 8 to the Consolidated Financial Statements.
INVESTMENT SECURITIES
The evaluation of the impairment of the securities portfolio requires a process that considers both the historical and current financial performance and environment of the security, credit worthiness of the issuer, and potential recovery measures of each impaired investment. Management periodically reviews all impaired securities to identify those for which impairment may be other-than-temporary. Impaired securities are monitored and evaluated based upon the above considerations and if the decline in fair value is judged to be other-than-temporary, the cost basis is written down to the current fair value and the amount of the write-down is included in the results of operations. For a further discussion on investment securities, see Financial Condition of Investment Securities, below, and Notes 1 & 2 to the Consolidated Financial Statements.
FINANCIAL CONDITION
OVERVIEW
Total assets increased to $761.3 million at December 31, 2008 up from $621.7 million at December 31, 2007. The increase in asset size is mainly attributable to strong loan growth since year end 2007 of $94.5 million, an increase of $34.0 million in investment securities available for sale portfolio and an increase in federal funds sold amounting to $6.4 million. The funding of the asset growth was derived from an increase of $41.1 million in total borrowed funds coupled with an increase in deposits of $86.6 million since 2007.
INTEREST EARNING ASSETS
The Company manages its earning assets by utilizing available capital resources in a manner consistent with the Company’s credit, investment and leverage policies. Loans, the Treasury and government-sponsored enterprise obligations, mortgage-backed securities, other investment securities, and short-term investments comprise the Company’s earning assets. Total earning assets averaged $675.6 million in 2008, an increase of $113.0 million or 20.1% from 2007.
One of the Company’s primary objectives continues to be the origination of loans that are soundly underwritten and collateralized. The Company’s average loan portfolios increased $77.8 million in 2008 to $404.0 million.

The Company increases the investment portfolio through funds obtained from depositors, the FHLBB, repurchase agreements and other borrowings when it is profitable to do so. The average balance of investment securities, including the Treasury and government-sponsored enterprise obligations, mortgage-backed securities, other bonds and equity securities, and short-term investments amounted to $271.6 million in 2008 as compared to $236.4 million in 2007. These securities represent 38.9% of the Company’s total average assets at December 31, 2008 versus 40.8% of total average assets at December 31, 2007.
INVESTMENT SECURITIES
The investment portfolio totaled $264.6 million and $230.6 million, respectively, at December 31, 2008 and 2007, reflecting an increase of $34.0 million or 14.7% in 2008. The change in 2008 resulted from an increase in mortgage-backed securities totaling $50.5 million partially offset by decreases of $13.1 million and $3.7 million in collateralized mortgage obligations and equity securities, respectively. For more information on investment securities, see Note 2 of the Consolidated Financial Statements.
The fair value and percentage distribution of investment securities available for sale at December 31, follow:

	2008		2007
	Amount	Percent	Amount	Percent

(Dollars in Thousands)
U. S. Treasury obligations	$6,004	2.3%	$5,541	2.4%
Government-sponsored enterprise obligations	15,722	5.9%	15,810	6.9%
Mortgage-backed securities	187,206	70.8%	136,703	59.3%
Collateralized mortgage obligations	47,059	17.8%	60,147	26.1%
Corporate obligations	5,683	2.1%	5,820	2.5%
Mutual funds	958	0.4%	959	0.4%
Equity securities	1,929	0.7%	5,616	2.4%

Total	$264,561	100.0%	$230,596	100.0%

There were no securities held to maturity during 2008 and 2007.
The maturities and weighted average yields of investment securities available for sale at December 31, 2008, follow:

	Within	Weighted	One to	Weighted	Five	Weighted	Over
	One	Average	Five	Average	to Ten	Average	Ten	Average		Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

(Dollars in Thousands)
U. S. Treasury bonds and government-sponsored enterprise obligations	$5,568	3.22%	$16,158	3.76%	$—	—%	$—	—%	$21,726	3.62%
Mortgage-backed securities	713	3.64%	11,853	3.74%	10,616	4.78%	164,024	5.78%	187,206	5.59%
Collateralized mortgage obligations	—	—	88	5.88%	9,740	4.04%	37,231	4.79%	47,059	4.64%
Corporate obligations	1,964	5.44%	3,719	5.48%	—	—%	—	—%	5,683	5.47%

Total	$8,245	3.79%	$31,818	3.96%	$20,356	4.43%	$201,255	5.60%	$261,674	5.25%

LOANS
Total loans at December 31, 2008 and 2007 amounted to $452.6 million and $358.1 million, respectively, reflecting an increase of $94.5 million or 26.4% in 2008. Corporate loans increased $64.2 million or 25.3% during 2008. Commercial real estate loans increased $45.0 million or 25.3% and commercial and construction loans increased $5.3 million or 18.7% and $13.9 million or 29.0%, respectively. Retail loans increased $30.3 million or 29.2%. Residential real estate loans and home equity loans increased $29.5 million or 37.0% and $926,000 or 4.0%, respectively, while consumer loans decreased $176,000 or 17.5%. The Company believes that the increase in the portfolios was primarily due to customers taking advantage of the low interest rate environment. For more information on loans, see Item 7A Quantitative and Qualitative Disclosures About Market Risk, Interest Rate Sensitivity and Note 4 to the Consolidated Financial Statements.

The components of the loan portfolio at December 31, follow:

	2008		2007		2006		2005		2004
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
(Dollars in Thousands)
Residential real estate loans:
Fixed rate	$68,040	15.0%	$49,513	13.8%	$39,076	13.5%	$34,028	14.5%	$33,061	14.2%
Adjustable rate	41,236	9.1	30,230	8.4	30,800	10.7	28,159	12.0	26,996	11.6
Loans held for sale	—	—	—	—	—	—	472	0.2	—	—

	109,276	24.1	79,743	22.2	69,876	24.2	62,659	26.7	60,057	25.8

Home equity loans:
Fixed rate	12,398	2.7	13,821	3.9	11,170	3.9	3,592	1.5	3,535	1.5
Adjustable rate	11,574	2.6	9,225	2.6	9,169	3.2	6,820	2.9	5,334	2.3

	23,972	5.3	23,046	6.5	20,339	7.1	10,412	4.4	8,869	3.8

Consumer loans	831	0.2	1,007	0.3	975	0.3	468	0.2	699	0.3

Total retail loans	134,079	29.6	103,796	29.0	91,190	31.6	73,539	31.3	69,625	29.9

Construction loans	61,769	13.6	47,885	13.4	43,283	15.0	24,137	10.3	15,211	6.5

Commercial real estate loans:
Fixed rate	57,757	12.8	33,920	9.5	17,434	6.1	14,793	6.3	18,629	8.0
Adjustable rate	165,220	36.5	144,048	40.2	125,386	43.5	112,824	48.1	112,976	48.5

	222,977	49.3	177,968	49.7	142,820	49.6	127,617	54.4	131,605	56.5

Commercial loans	33,796	7.5	28,464	7.9	10,870	3.8	9,318	4.0	16,369	7.1

Total corporate loans	318,542	70.4	254,317	71.0	196,973	68.4	161,072	68.7	163,185	70.1

Total loans	452,621	100.0%	358,113	100.0%	288,163	100.0%	234,611	100.0%	232,810	100.0%

Allowance for loan losses	5,885		4,810		4,309		4,126		4,140

Loans, net	$446,736		$353,303		$283,854		$230,485		$228,670

The maturity distribution for construction and commercial loans at December 31, 2008, follows:

		Due After
	Due Within	One Through	Due After
	One Year	Five Years	Five Years	Total

(In Thousands)
Construction	$42,821	$12,979	$5,969	$61,769
Commercial	12,265	14,676	6,855	33,796

Total	$55,086	$27,655	$12,824	$95,565

Of construction loans and commercial loans maturing more than one year after December 31, 2008, $5.9 million have fixed rates and $43.8 million have floating or variable rates.
At December 31, 2008, the Bank had commercial loan balances participated out to various banks amounting to $11.1 million, compared to $8.2 million at December 31, 2007. These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Bank is the participating institution are carried at the Bank’s pro rata share of ownership and amounted to $11.4 million and $14.0 million, respectively, at December 31, 2008 and December 31, 2007. The Bank performs an independent credit analysis of each commitment prior to participation in the loan.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The allowance balance reflects management’s assessment of estimated credit losses inherent in the Bank’s loan portfolio and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan-by-loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing the allowance. The Company believes that the allowance for loan losses reflects all information available at the end of each year. The Company considers the current year end 2008 level of the allowance for loan losses to be appropriate and adequate. The allowance as a percentage of total loans was 1.30% at December 31, 2008 and 1.34% at December 31, 2007. Notwithstanding the increase in non-performing loans at December 31, 2008 and December 31, 2007, which were primarily due to a single borrower with multiple loans with the Bank, the corporate loan portfolio had moderate delinquencies throughout the year. The low levels of delinquent loans and sustained asset quality of the loan portfolio combined with the minimal levels of loan charge-offs contributed to the reasonableness of the allowance coverage to decline to 1.30% as of December 31, 2008. See Note 1 to the Consolidated Financial Statements for a discussion of the accounting policy related to the allowance for loan losses.
“Impaired loans” are corporate loans and individually significant residential mortgage loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are not the same as “non-accrual loans,” although the two categories overlap. Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when principal or interest has become contractually past due 90 days. The Company may choose to place a loan on non-accrual status due to payment delinquency or the uncertainty of collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is based on the fair value of the collateral.
The level of loan growth during 2008 experienced in all corporate loan categories, combined with the increase in the levels of total corporate loans in proportion to total loans as well as an increase in total loan charge-offs resulted in a provision for loan losses of $1.3 million in the year 2008 compared to a provision in 2007 in the amount of $645,000. The Company had net charge-offs of $210,000 in 2008 compared to $144,000 in 2007.
The following table summarizes changes in the allowance for loan losses for the years ended December 31:

	2008	2007	2006	2005	2004

(Dollars in Thousands)
Balance at beginning of year	$4,810	$4,309	$4,126	$4,140	$4,220
Charge-offs by loan type:
Residential mortgage	—	—	—	—	(25)
Commercial	(80)	—	—	—	—
Commercial real estate	(111)	(121)	—	—	—
Construction	(20)	—	—	—	—
Consumer	(3)	(36)	(30)	(25)	(20)

Total charge-offs	(214)	(157)	(30)	(25)	(45)

Recoveries by loan type:
Residential mortgage	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	3	3	32	2	254
Construction	—	—	—	—	—
Consumer	1	10	21	9	11

Total recoveries	4	13	53	11	265

Net (charge-offs) recoveries	(210)	(144)	23	(14)	220
Provision (credit) for loan losses	1,285	645	160	—	(300)

Ending balance	$5,885	$4,810	$4,309	$4,126	$4,140

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	(0.05)%	(0.04)%	0.01%	(0.01)%	0.10%

Allowance as a % of total loans	1.30%	1.34%	1.50%	1.76%	1.78%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the years ended December 31. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
(Dollars in Thousands)
Construction, commercial and commercial real estate	$5,392	70.4%	$4,338	71.0%	$3,606	68.4%	$3,530	68.7%	$3,408	70.1%
Residential mortgage and home equity	444	29.4	353	28.7	297	31.3	290	31.1	273	29.6
Consumer	43	0.2	36	0.3	39	0.3	21	0.2	30	0.3
Unallocated	6	N/A	83	N/A	367	N/A	285	N/A	429	N/A

	$5,885	100.0%	$4,810	100.0%	$4,309	100.0%	$4,126	100.0%	$4,140	100.0%

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
POTENTIAL PROBLEM LOANS
The Company has a loan review and grading system. During the loan review process, deteriorating conditions of certain loans are identified in which erosion of the borrower’s ability to comply with the original terms of the loan agreement could potentially result in the future classification of the loan as a risk asset. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. There were no potential problem loans identified at December 31, 2008 or December 31, 2007 other than those already classified as non-performing or impaired for the respective periods.
RISK ASSETS
Risk assets consist of non-performing loans and OREO. The components of risk assets at December 31, follow:

	2008	2007	2006	2005	2004

(Dollars in Thousands)
Risk assets:
Non-performing loans:
Residential real estate	$276	$281	$37	$32	$—
Consumer	29	—	—	—	—
Construction	350	—	—	—	—
Commercial real estate	1,951	1,242	1,020	—	—

Total non-performing loans	2,606	1,523	1,057	32	—

Other real estate owned:
Land	120	—	—	—	34
OREO valuation allowance	—	—	—	—	(34)

Total other real estate owned	120	—	—	—	—

Total risk assets	$2,726	$1,523	$1,057	$32	$—

Risk assets as a percent of total loans and OREO	0.6%	0.4%	0.4%	0.0%	0.0%

Risk assets as a percent of total assets	0.4%	0.2%	0.2%	0.0%	0.0%

Non-performing loans consist of both (i) loans 90 days or more past due, and (ii) loans placed on a non-accrual status because full collection of the principal balance is in doubt. All loans 90 days or more past due are on non-accrual for the periods presented. Non-performing loans at December 31, 2008 and 2007 were $2.6 million and $1.5 million, respectively. Impaired loans at December 31, 2008 and 2007 were $3.1 million and $1.5 million, respectively.
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
In 2008 total average interest bearing liabilities increased $119.0 million or 24.4% from $488.1 million in 2007. Average total interest bearing deposits of $335.7 million comprised 55.3% of interest bearing liabilities in 2008 while in 2007 such deposits totaling $283.7 million comprised 58.1% of interest bearing liabilities.
Changing interest rates can affect the mix and level of various deposit categories. The lower average interest rate paid on certificates of deposit and money market accounts had an impact on the overall interest rate paid on deposits and caused a decrease of 48 basis points in 2008 from the prior year as the average rates paid on these accounts declined from 2007. The average balance of money market accounts increased by $6.6 million to $81.1 million in 2008 from the prior year. The average balance of NOW and Super NOW accounts decreased by $146,000 to $17.9 million in 2008 from the prior year. Savings accounts increased by $11.1 million to $42.0 million in 2008 from 2007. The average balance of certificates of deposit increased by $34.5 million to $194.8 million in 2008 from 2007.
Average borrowed funds in 2008 and 2007 were $271.4 million and $204.4 million, respectively, including advances from the FHLBB and other borrowed funds. The increase of $66.9 million in 2008 resulted from an increase in borrowings to fund the continued strong loan growth during 2008.
DEPOSITS
Total deposits increased $86.6 million or 26.9% during 2008 to $408.7 million at December 31, 2008 from $322.1 million at December 31, 2007. Certificates of deposit had the largest increase of $58.7 million or 34.1% from the prior year. Also increasing were money market accounts by $2.0 million in 2008 and savings accounts by $27.8 million. These increases were partially offset by decreases in NOW accounts of $638,000 and demand deposits of $1.3 million. For more information, see Note 6 to the Consolidated Financial Statements.
BORROWED FUNDS
Total borrowed funds increased $41.1 million or 17.5% during 2008 to $276.5 million at December 31, 2008, from $235.4 million at December 31, 2007. Long-term FHLBB advances totaled $219.2 million in 2008 versus $202.4 million in 2007, an increase of $16.9 million due to utilization of available credit in a low interest rate environment. Long-term wholesale repurchase agreements totaled $40.0 million in 2008 and $25.0 million in 2007.
Short-term borrowed funds are comprised of FHLBB Ideal Way advances totaling zero in 2008 and $800,000 in 2007, FHLBB short-term advances which totaled $11.0 million at December 31, 2008, and customer repurchase agreements which totaled $6.3 million and $7.2 million, respectively, in 2008 and 2007. See Note 7 to the Consolidated Financial Statements for further information on the long-term and short-term borrowings.
RESULTS OF OPERATIONS
OVERVIEW
The Company’s net loss totaled $2.7 million or $0.61 diluted loss per share for the year ended December 31, 2008, compared to net earnings of $3.7 million or $0.81 diluted earnings per share for the year ended December 31, 2007. During 2008, the largest factor in the annual results was the other-than-temporary impairment write-downs of investments in Fannie Mae and Freddie Mac preferred stock, the value of which was adversely affected by events surrounding the September 7, 2008 appointment of a conservator for Fannie Mae and Freddie Mac. An impairment loss of $9.4 million was taken in the third quarter of 2008 with a further impairment charge of $722,000 taken in the fourth quarter of 2008. This fourth quarter impairment charge leaves the Fannie Mae and Freddie Mac investments at minimal values, reducing the likelihood of further write-downs of these investments into 2010. In total, these non-cash impairment charges reduced earnings by $10.1 million on a pre-tax basis, or $(2.25) per diluted share, for the year ended December 31, 2008. On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted with a provision permitting banks to recognize losses related to Fannie Mae and Freddie Mac preferred stock as ordinary losses. Accordingly, the Company recognized tax benefits in the fourth quarter of 2008 of $3.5 million, or $0.79 per diluted share, related to the Company’s other-than-temporary non-cash impairment charges that were recognized on the Fannie Mae and Freddie Mac preferred stock during the quarters ended September 30, 2008 and December 31, 2008. On an after-tax basis, these non-cash impairment charges reduced 2008 earnings by a total of $6.6 million, or $(1.46) per diluted share.
Excluding the non-cash impairment charges and the related tax benefits on the Fannie Mae and Freddie Mac preferred stock reflected in the GAAP results above, the Company would have recorded net income of $3.8 million, or $0.86 per diluted share, for the twelve months ended December 31, 2008. This compares favorably to the earnings in the twelve months ended December 31, 2007 of $3.3 million, or $0.71 per diluted share, respectively, excluding the settlement gains on the pension plan recognized in that period. The non-GAAP annual net income for 2008 reflects a 17.9% improvement over the comparable non-GAAP 2007 results.
The largest factors responsible for the increased normalized non-GAAP results for the year ended December 31, 2008 were attributable to an increase in net interest income of $1.5 million, an increase in other non-interest income of $194,000 and a decrease in salaries and benefits expense of $130,000. These factors more than offset the effects of the decline in the Company’s net interest margin, the increase in the provision for loan losses and an increase in other non-interest expenses.
Reconciliation Table — Non-GAAP Financial Information

For the twelve months ended December 31,	2008	2007

(Dollars in thousands, except share data)
Net income (loss) per GAAP	$(2,723)	$3,718
Add: Impairment of investments, net of tax	6,567	—
Less: Settlement gains on pension, net of tax	—	(457)

Normalized net income (non-GAAP)	$3,844	$3,261

Diluted normalized earnings per share	$0.86	$0.71

Return on average assets, normalized	0.55%	0.56%
Return on average equity, normalized	6.54%	5.57%

In 2007, the Company recorded the final settlement gain of $762,000 in connection with the pension plan termination, recorded a provision for loan losses of $645,000 due to continued corporate loan growth and also recorded $200,000 in increases to cash surrender value of the BOLI purchased during 2007. Non-interest expenses declined by $1.5 million in 2007.
The Company’s net interest income, which is the difference between interest earned on assets and interest paid on liabilities, totaled $16.9 million in 2008 and $15.3 million in 2007. The increase in 2008 versus 2007 was attributed to higher average volumes of loans and investment securities. These increases to net interest income were negatively impacted by higher average deposit and borrowed funds volumes.
The Company chose to provide investors with the preceding non-GAAP information regarding the Company’s results because the losses on Fannie Mae and Freddie Mac stock in 2008 and the termination of the Company’s pension plan in 2007 result from events that the Company believes are either unique or extremely unlikely to recur. Management believes this information is useful to the investor in evaluating the Company’s results because of the circumstances relating to these one-time events and the magnitude of the events. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.
The Bank recorded a provision for loan losses of $1.3 million and $645,000 in 2008 and 2007, respectively. The increases in the provision were made due to the continued and sustained corporate and retail loan growth during these years accompanied by a $1.1 million increase in non-performing loans over 2007 levels. Annual net loan charge-offs as a percentage of average loans totaled 5 basis points for 2008 as compared to 4 basis points for 2007.
Non-interest loss amounted to $8.0 million in 2008 versus non-interest income of $2.7 million in 2007. Excluding the impairment of investments and settlement gains noted above, non-interest income increased by $194,000 in 2008 to $2.1 million from $1.9 million, respectively, in 2008 from 2007.
Non-interest expense totaled $11.9 million in 2008 and $11.6 million in 2007. The increase in 2008 was the result of expenses relating to other real estate owned, increased professional fees and increases to occupancy and equipment expenses.
The Company recognized income tax benefit of $1.6 million in 2008 while incurring income tax expense of $2.1 million in 2007. The effective tax rate was 36.3% in 2008 and 36.0% in 2007.

AVERAGE BALANCES, NET INTEREST INCOME AND AVERAGE INTEREST RATES
The table below presents the Company’s average balance sheet, net interest income and average interest rates for the years ended December 31. Average loans include non-performing loans.

	2008			2007
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Assets
Loans:
Residential real estate	$96,228	$5,403	5.61%	$73,122	$4,132	5.65%
Home equity	22,987	1,198	5.21	20,946	1,332	6.36
Consumer	976	65	6.66	874	59	6.75

Total retail loans	120,191	6,666	5.55	94,942	5,523	5.82

Construction	53,720	3,380	6.29	51,940	4,720	9.09
Commercial real estate	202,144	13,654	6.75	157,769	11,554	7.32
Commercial	27,895	1,705	6.11	21,454	1,697	7.91

Total corporate loans	283,759	18,739	6.60	231,163	17,971	7.77

Total loans	403,950	25,405	6.29	326,105	23,494	7.20

Investment securities:
U.S. Treasury and government- sponsored enterprise obligations	23,448	915	3.90	33,777	1,349	3.99
Other bonds and equity securities	25,901	1,383	5.34	18,626	1,108	5.95
CMO’s and mortgage-backed securities	210,565	10,857	5.16	170,526	8,386	4.92
Short-term investments	11,696	195	1.67	13,489	671	4.97

Total investment securities	271,610	13,350	4.92	236,418	11,514	4.87

Total interest earning assets	675,560	38,755	5.74%	562,523	35,008	6.22%

Allowance for loan losses	(5,172)			(4,505)
Other assets	28,115			21,223

Total assets	$698,503			$579,241

Liabilities and Stockholders’ Equity
Deposits:
Regular savings accounts	$41,994	$575	1.37%	$30,917	$154	0.50%
NOW and super NOW accounts	17,867	35	0.20	18,013	33	0.18
Money market accounts	81,085	1,908	2.35	74,484	2,256	3.03
Certificates of deposit	194,800	7,780	3.99	160,289	7,639	4.77

Total interest bearing deposits	335,746	10,298	3.07	283,703	10,082	3.55
Borrowed funds	271,357	11,582	4.27	204,431	9,599	4.70

Total interest bearing liabilities	607,103	21,880	3.60%	488,134	19,681	4.03%

Non-interest bearing deposits	29,071			29,444
Other liabilities	3,579			3,147

Total liabilities	639,753			520,725
Stockholders’ equity	58,750			58,516

Total liabilities and stockholders’ equity	$698,503			$579,241

Net interest rate spread			2.14%			2.19%
Net interest income		$16,875			$15,327

Net interest margin on average earning assets			2.50%			2.72%

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

	2008 vs. 2007
	Change due to		Total
	Volume	Rate	Change

(In Thousands)
Interest income:
Loans:
Residential real estate	$1,298	$(27)	$1,271
Equity	122	(256)	(134)
Consumer	7	(1)	6

Total retail loans	1,427	(284)	1,143

Construction	157	(1,497)	(1,340)
Commercial real estate	3,052	(952)	2,100
Commercial	444	(436)	8

Total corporate loans	3,653	(2,885)	768

Total interest on loans	5,080	(3,169)	1,911

Investment securities:
U.S. Treasury and government-sponsored enterprise obligations	(404)	(30)	(434)
Other bonds and equity securities	398	(123)	275
Mortgage-backed securities	2,048	423	2,471
Short-term investments	(79)	(397)	(476)

Total investments	1,963	(127)	1,836

Total interest income	7,043	(3,296)	3,747

Interest expense:
Deposits:
Regular savings accounts	72	349	421
NOW and Super NOW accounts	—	2	2
Money market accounts	187	(535)	(348)
Certificates of deposit	1,493	(1,352)	141

Total interest bearing deposits	1,752	(1,536)	216
Borrowed funds	2,991	(1,008)	1,983

Total interest expense	4,743	(2,544)	2,199

Net interest income	$2,300	$(752)	$1,548

NET INTEREST INCOME
Net interest income is the difference between the interest income earned on earning assets and the interest expense paid on interest bearing liabilities. Interest income and interest expense are affected by changes in earning assets and interest bearing liability balances in addition to changes in interest rates. The Company’s net interest income increased from $15.3 million in 2007 to $16.9 million in 2008.
During most of 2008, the Company operated in a falling rate environment which resulted in lower yields on assets and a declining cost of funds. The average yield on earning assets in 2008 decreased 48 basis points from 6.22% in 2007 to 5.74% in 2008. The average rate paid on interest bearing liabilities decreased 43 basis points during 2008 from 4.03% in 2007, compared to 3.60% in 2008. As a result of the foregoing, the net interest rate spread in 2008 was 2.14%, a 5 basis point decrease from 2.19% in 2007. The Company’s net-interest margin decreased to 2.50% in 2008 compared to 2.72% in 2007.
Interest income rose $3.7 million or 10.7% during 2008 from $35.0 million to $38.8 million in 2007 and 2008, respectively, primarily due to an increase in average loan volumes partially offset by a decrease in loan rates.
Average loan interest rates decreased 91 basis points or 12.6% from 7.20% in 2007 to 6.29% in 2008 reducing interest income by $3.2 million mainly a result of corporate loan rates decreasing income by $2.9 million. Average loan balances rose $77.8 million or 23.9% from $326.1 million to $404.0 million in 2007 and 2008, respectively, increasing interest income by $5.1 million mainly a result of corporate loan volume increasing interest income $3.7 million.

Average investment securities interest rates increased 5 basis points from 4.87% in 2007 to 4.92% in 2008. Due to a change in the mix of investment securities, this modest basis point increase resulted in a decrease to interest income of $127,000, primarily due to short-term investments and other bonds and equities decreasing interest income by $397,000 and $123,000, respectively, partially offset by mortgage-backed securities increasing interest income by $423,000. Average investment securities balances increased $35.2 million or 14.9% from $236.4 in 2007 to $271.6 in 2008, which contributed $2.0 million to interest income, and was primarily the result of mortgage-backed securities which increased interest income by $2.0 million.
Interest expense rose $2.2 million or 11.2% during 2008 from $19.7 million to $21.9 million in 2007 and 2008, respectively, primarily due to an increase in the average volumes of borrowed funds and certificates of deposit, offset by declines in average rates paid on deposits and borrowed funds.
Average deposit interest rates decreased 48 basis points, or 13.5%, from 3.55% to 3.07% in 2007 and 2008, respectively, reducing interest expense by $1.5 million. The decrease was mainly attributable to declines in certificates of deposit of $1.4 million and money market or $535,000. Average interest-bearing deposit balances increased by $52.0 million, or 18.3% from $283.7 million to $335.7 million in 2007 and 2008, respectively, contributing $1.8 million to interest expense. The increase was mainly attributable to certificates of deposit of $1.5 million.
Average borrowed funds interest rates declined 43 basis points, or 9.1% from 4.70% to 4.27% in 2007 and 2008, respectively, reducing interest expense by $1.0 million. Average borrowed funds balances rose 32.7% from $204.4 million to $271.4 million in 2007 and 2008, respectively, contributing $3.0 million to interest expense.
PROVISION FOR LOAN LOSSES
The Company made a provision for loan losses in 2008 and 2007 in the amount of $1.3 million and $645,000, respectively. The level of loan growth experienced, primarily in the corporate loan categories, during 2008 and 2007, resulted in the increase to the provisions for loan losses in 2008 and 2007. Other considerations, which did not have a significant impact in either year, included the level of delinquent loans and risk assets as well as the level of loan charge-offs.
NON-INTEREST INCOME (LOSS)
The Company’s non-interest loss totaled $8.0 million for 2008 as compared to a non-interest income of $2.7 million for 2007. The decrease in 2008 was primarily the result of $10.1 million in other-than-temporary impairment write-downs incurred in 2008.
Deposit account fees remained stable at $1.0 million in 2008 and 2007. There was a slight increase in 2008 that was due mainly to an increase in overdraft fees of $56,000 and was partially offset by decreases in NOW and savings account fees of $25,000. Loan servicing fees decreased to $153,000 for the year ended 2008, from $189,000 in 2007. The decrease in 2008 was due primarily to a reduction in corporate loan prepayment fees of $68,000 partially offset by a reduction in amortization of loans previously sold of $33,000.
Impairment of investments totaled $10.1 million in 2008 and zero in 2007. The other-than temporary impairment write-downs of investments in Fannie Mae and Freddie Mac preferred stock occurred due to the decrease in value which was adversely affected by events surrounding the September 2008 appointment of a conservator of Fannie Mae and Freddie Mac.
Gains on the pension plan termination totaled zero in 2008 and $762,000 in 2007, due to the plan being terminated in 2007.
Income on bank owned life insurance increased to $442,000 during 2008 compared to $200,000 in 2007 due to the purchase of the insurance in mid-2007 and the increase in cash surrender value of 12 months in 2008 versus 7 months in 2007.
Other income decreased to $479,000 from $524,000 for the years ended 2008 and 2007, respectively. The decrease in 2008 resulted from a reduction in income from a change in the third party official check vendor of $76,000 and a reduction in income from the Depositors Insurance Fund of $26,000 partially offset by an increase in ATM and debit card fees of $49,000.
NON-INTEREST EXPENSE
Non-interest expense increased to $11.9 million in 2008, from $11.6 million in 2007. The increase in 2008 was mainly the result of an increase in OREO expense accompanied by a related increase in professional expense.
Salaries and employee benefits expense totaled $6.7 million in 2008 and $6.8 million in 2007. There were 93.5 full-time equivalent employees at December 31, 2008, while there were 91 at December 31, 2007. The decrease in 2008 was mainly attributable to a reduction in bonuses of $99,000 coupled with an increase of $282,000 in salary deferrals due to the growth in the loan portfolios, partially offset by an increase in salaries of $129,000 and insurance and retirement of $84,000.

Occupancy and equipment expenses increased to $1.3 million in 2008, compared to $1.2 million in 2007 due to renovations on the West Methuen branch as well as rent expenses on a new branch location in Derry, New Hampshire. Data processing expenses declined to $938,000 compared to $1.0 million in 2007. Data processing expenses include the Company’s service contract for on-line deposit accounting, loan accounting and item processing services and the installation of new communication lines for its Wide Area Network (“WAN”) in 2007. Professional expenses totaled $580,000 and $463,000, in 2008 and 2007, respectively. Insurance expenses totaled $164,000 and $137,000 in 2008 and 2007, respectively, and other expenses remained relatively consistent at $1.5 million in 2008 and 2007. Based on changes on FDIC deposit insurance premiums, the Company anticipates a significant increase in its deposit insurance expense of $1.1 million in 2009.
INCOME TAXES
The Company incurred an income tax benefit of $1.6 million in 2008 while incurred income tax expense of $2.1 million in 2007 due primarily to the loss before income taxes in 2008 versus income in 2007. The effective income tax rates for the years ended December 31, 2008 and 2007 amounted to 36.3%, and 36.0%, respectively.
Permanent differences such as officers’ life insurance, tax exempt income, and the dividends received deduction can have an impact on the effective income tax rate as it relates to pre-tax income. See Note 8 to the Consolidated Financial Statements for further information regarding income taxes.
On July 3, 2008, the state of Massachusetts enacted a law that reduced the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and 9% for tax years beginning on or after January 1, 2012 and thereafter. Based on these changes in the third quarter of 2008, the Company incurred an $177,000 charge to adjust deferred income expense and the net value of the Company’s deferred tax asset.
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
The investment portfolio is one of the primary sources of liquidity for the Bank. Maturities of securities provide a flow of funds which are available for cash needs such as loan originations and net deposit outflows. In addition, the investment portfolio consists of high quality, and, therefore, readily marketable, Treasury and government-sponsored enterprise obligations. At December 31, 2008, the Bank’s investment securities and mortgage-backed securities available for sale totaled $264.6 million which are available to meet the Bank’s liquidity needs.
Loan maturities and amortization as well as deposit growth provide for a constant flow of funds. In addition, the Bank has one overnight line of credit totaling $3.0 million to meet short-term liquidity needs. The Bank had $69.1 million available for borrowing purposes at December 31, 2008.
At December 31, 2008, the Bank had $219.2 million of outstanding borrowings from FHLBB, and the ability to borrow an additional $69.1 million. FHLBB has publicly disclosed that, over time, current market trends may have a negative impact on FHLBB’s own liquidity.
The liquidity position of the Company is managed by the Asset/Liability Management Committee (“ALCO”). The duties of ALCO include periodically reviewing the Company’s level of liquidity under prescribed policies and procedures. It is the responsibility of ALCO to report to the Board of Directors on a regular basis the Company’s liquidity position as it relates to these policies and procedures. At December 31, 2008, management believes that the Bank has adequate liquidity to meet current and future liquidity demands.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company enters into off-balance sheet contractual obligations and commitments in the normal course of business. The Company has contractual obligations such as payments on FHLBB advances, operating lease obligations and customer repurchase agreements. The Company has commitments in the form of financial instruments that are for loan originations, lines of credit, letters of credit and to sell mortgage loans. These commitments have various expiration dates.

The following tables summarize the expiration dates of the Bank’s off balance sheet contractual obligations and funding commitments, respectively, at December 31, 2008.

		Payments Due – By Period
		Less than	One to	Three to	After
Contractual obligations	Total	One Year	Three Years	Five Years	Five Years
(In Thousands)
FHLBB long- term advances	$219,228	$10,000	$77,000	$23,000	$109,228
Wholesale repurchase agreements	40,000	—	—	40,000	—
Short-term borrowings	17,262	17,262	—	—	—
Lease obligations	1,526	245	226	206	849
Data processing vendor	1,195	686	509	—	—
Employee benefit payments (1)	1,528	118	235	235	940

Total contractual cash obligations	$280,739	$28,311	$77,970	$63,441	$111,017

(1)	The amounts shown reflect expected employee benefits paid by the Company under its supplemental executive retirement plans through December 31, 2016.

		Amount of Commitment Expiring – By Period
		Less than	One to	Three to	After
Commitments	Total	One Year	Three Years	Five Years	Five Years
(In Thousands)
Loan originations	$21,524	$21,524	$—	$—	$—
Lines of credit	73,151	37,213	13,929	185	21,824
Commitment to purchase loans	6,837	6,837	—	—	—
Letters of credit	1,610	1,610	—	—	—

Total commitments	$103,122	$67,184	$13,929	$185	$21,824

OFF-BALANCE SHEET ARRANGEMENTS
The Company is a party to financial instruments with off-balance sheet risk. These instruments, in the form of commitments to extend credit and financial and standby letters of credit, are offered in the normal course of business to meet the financing needs of customers. The Company’s off-balance sheet arrangements are discussed in Note 13 to the Consolidated Financial Statements, which is incorporated herein by reference.
CAPITAL ADEQUACY
The Company and the Bank are required to maintain a leverage capital ratio of 5% and risk-based capital ratios of at least 10% in order to be categorized as “well capitalized” in accordance with definitions in regulatory guidelines promulgated by the FDIC and FRB. At December 31, 2008 and 2007, the Company’s and the Bank’s leverage and risk-based capital ratios exceeded the required levels for the category of “well-capitalized” institutions as defined by their respective regulatory agencies.
The Company and the Bank may not declare or pay cash dividends on their outstanding common stock if the effect thereof would reduce their respective stockholders’ equity below applicable capital requirements or otherwise violate regulatory requirements. See Note 9 to the Consolidated Financial Statements for further information regarding capital adequacy.
The Company repurchased 64,620 and 90,356 shares of its common stock during 2008 and 2007, respectively. The Company’s book value per share was $16.14 at December 31, 2008. The book value per share increased from $13.35 at December 31, 2007 due to the issuance of $15.0 million in cumulative perpetual preferred stock, Series B, to the Treasury, an increase in market value of investment securities available for sale (net of taxes) in the amount of $2.9 million, the exercise of stock options of $117,000, stock awards of $156,000 and a tax benefit of $4,000 associated with stock transactions, partially offset by the payment of dividends of $2.6 million, the net loss of $2.7 million and the reduction in shares outstanding of $1.0 million.

RECENT ACCOUNTING DEVELOPMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 157, “Fair Value Measurements” (“SFAS 157”) to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued a Staff Position which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted this Statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption of SFAS 157 did not have a material impact on the Company’s Consolidated Financial Statements.
See Note 14.
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. The Company applied the guidance contained in FSP 157- 3 in determining fair values at December 31, 2008, and it did not have a material impact on the Company’s Consolidated Financial Statements.
Effective January 1, 2008, the Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure certain financial assets and financial liabilities at fair value with unrealized gains and losses on items for which the fair value option is elected to be reported in earnings. The Company’s adoption of SFAS 159 did not have a material impact on the Company’s Consolidated Financial Statements.
In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-based Payment Awards,” which requires an entity to recognize, as an increase to additional paid-in capital, the income tax benefits related to dividends that are charged to retained earnings for nonvested equity shares or options. This EITF was adopted on January 1, 2008 and did not have a material impact on the Company’s Consolidated Financial Statements.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”) and Statement No. 141R “Business Combinations” (“SFAS 141R”). The two standards were issued to improve, simplify and converge international and United States accounting standards for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 160 and SFAS 141R are effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 and SFAS 141R is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and is intended to enhance the current disclosure framework in SFAS 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of the underlying risk and accounting designation and to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States and become effective 60 days after the SEC’s approval. SFAS 162 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts-an Interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on the Company’s Financial Statements.

In January 2009, the FASB issued Staff Position FSP EITF 99-20-1, “Amendment to the Impairment Guidance of Issue No. 99-20”. This guidance clarifies and aligns the impairment guidance previously issued under Issue No. 99-20, Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and Statement No. 157 “Fair Value Measurements”. The Staff Position is effective for reporting periods ending after December 15, 2008 and did not impact the Company’s Consolidated Financial Statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ASSET/LIABILITY MANAGEMENT
Managing interest rate risk is fundamental to banking. The Company has continued to manage its liquidity, capital, and GAP position so as to control its exposure to interest rate risk. As of December 31, 2008, the Company had interest rate sensitive assets which repriced or matured within one year of $404.1 million and interest rate sensitive liabilities which repriced or matured within one year of $247.1 million. As of December 31, 2007, the Company had interest rate sensitive assets which matured or repriced within one year of $258.1 million and interest rate sensitive liabilities which repriced or matured within one year of $262.4 million.
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
ALCO manages the Company’s interest rate risk, using both income simulation and GAP analysis. Income simulation is used to quantify interest rate risk inherent in the Company’s consolidated balance sheet by showing the effect of a change in net interest income over a 24-month period. The income simulation model uses parallel interest rate shocks of up 200 basis points (bp) or down 200 bp for earning assets and liabilities in the first year of the model. Interest rates are not shocked in the second year of the model. The simulation takes into account the dates for repricing, maturing, prepaying and call options assumptions of various financial categories which may vary under different interest rate scenarios. Prepayment speeds are estimates for the loans and are adjusted according to the degree of rate changes. Call options and prepayment speeds for investment securities are estimates using industry standards for pricing and prepayment assumptions. The assumptions of financial instrument categories are reviewed before each simulation by ALCO in light of current economic trends. 2008 net interest income simulation model applies a 100 bp decline due to the extremely low interest environment. As of December 31, 2008, the income simulation model reflects negative exposure to net interest income in a declining interest rate environment from flat rates to down 100 bp, which would result from assets repaying faster than the long-term borrowings from the FHLBB. Margins would narrow as deposits and borrowings are typically slower to reprice downward in response to lower interest rates than interest earning assets which can reprice immediately. The interest rate scenario used does not necessarily reflect ALCO’s view of the “most likely” change in interest rates over the model’s period. Furthermore, the model assumes a static consolidated balance sheet. These results do not reflect the anticipated future net interest income of the Company for the same periods.

The following table summarizes the net interest income for the 24-month period of the Company’s consolidated balance sheet for earning assets and liabilities for the years ended December 31:
Net Interest Income Simulation Model Results:

		Interest Rate Shock
		Down	Up
2008	Flat Rates	100 bp	200 bp
(In Thousands)
Year One	$16,861	$16,480	$17,866
Year Two	17,861	16,769	20,038

Total net interest income for 2 year period	$34,722	$33,249	$37,904

		Interest Rate Shock
		Down	Up
2007	Flat Rates	200 bp	200 bp
(In Thousands)
Year One	$15,317	$14,174	$15,570
Year Two	14,899	9,962	15,985

Total net interest income for 2 year period	$30,216	$24,136	$31,555

Another measure of interest rate risk is GAP analysis. GAP measurement attempts to analyze any mismatches in the timing of interest rate repricing between assets and liabilities. It identifies those balance sheet sensitivity areas which are vulnerable to unfavorable interest rate movements. As a tool of asset/liability management, the GAP position is compared with potential changes in interest rate levels in an attempt to measure the favorable and unfavorable effect such changes would have on net interest income. For example, when the GAP is positive, (i.e., assets reprice faster than liabilities) a rise in interest rates will increase net interest income; and, conversely, if the GAP is negative, a rise in interest rates will decrease net interest income. The accuracy of this measure is limited by unpredictable loan prepayments and the lags in the interest rate indices used for repricing variable rate loans or investment securities. The Company’s one-year cumulative GAP to total assets changed from negative 0.01% at December 31, 2007, to 0.21% at December 31, 2008.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
LSB Corporation:
We have audited the accompanying consolidated balance sheets of LSB Corporation and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 17, 2009

Consolidated Balance Sheets

December 31,	2008	2007
(In Thousands, Except Share Data)
Assets:
Cash and due from banks	$6,859	$7,494
Federal funds sold	6,469	56

Total cash and cash equivalents	13,328	7,550
Investment securities available for sale, at fair value, amortized cost of $259,057 in 2008 and $229,885 in 2007 (notes 2 and 7)	264,561	230,596
Federal Home Loan Bank stock, at cost (note 3)	11,825	10,185
Loans, net of allowance for loan losses of $5,885 in 2008 and $4,810 in 2007 (notes 4 and 7)	446,736	353,303
Premises and equipment, net (note 5)	5,528	3,590
Accrued interest receivable	2,720	2,453
Deferred income tax asset, net (note 8)	4,447	2,485
Bank-owned life insurance	10,641	10,200
Other real estate owned	120	—
Other assets	1,418	1,289

Total assets	$761,324	$621,651

Liabilities and Stockholders’ Equity:
Liabilities:
Interest bearing deposits (note 6)	$381,117	$293,232
Non-interest bearing deposits (note 6)	27,546	28,851

Total deposits	408,663	322,083
Long-term borrowed funds (note 7)	259,228	227,378
Short-term borrowed funds (note 7)	17,262	7,973
Other liabilities	4,029	3,919

Total liabilities	689,182	561,353

Commitments and contingencies (notes 5, 12 and 13)

Stockholders’ equity (notes 9 and 11):
Preferred stock, Series A, $.10 par value; 5,000,000 shares authorized, none issued	—	—
Cumulative perpetual preferred stock, Series B, (liquidation preference $1,000 per share), 15,000 shares authorized and issued	14,455	—
Common stock, $.10 par value; 20,000,000 shares authorized; 4,470,941 and 4,516,561 shares issued and outstanding in 2008 and 2007, respectively	447	452
Additional paid-in capital	60,179	60,382
Accumulated deficit	(6,250)	(934)
Accumulated other comprehensive income	3,311	398

Total stockholders’ equity	72,142	60,298

Total liabilities and stockholders’ equity	$761,324	$621,651

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

Year Ended December 31,	2008	2007
(In Thousands, Except Share Data)
Interest and dividend income:
Loans	$25,405	$23,494
Investment securities available for sale (note 2)	12,727	10,181
Federal Home Loan Bank stock (note 3)	428	662
Other interest income	195	671

Total interest and dividend income	38,755	35,008

Interest expense:
Deposits (note 6)	10,298	10,082
Long-term borrowed funds	11,396	8,885
Short-term borrowed funds	186	714

Total interest expense	21,880	19,681

Net interest income	16,875	15,327
Provision for loan losses (note 4)	1,285	645

Net interest income after provision for loan losses	15,590	14,682

Non-interest income (loss):
Deposit account fees	1,043	1,009
Loan servicing fees, net	153	189
Impairment write-downs on securities	(10,105)	—
Gain on pension plan termination (note 10)	—	762
Income on bank-owned life insurance	441	200
Other income	479	524

Total non-interest income (loss)	(7,989)	2,684

Non-interest expense:
Salaries and employee benefits (notes 10 and 11)	6,706	6,836
Occupancy and equipment (note 5)	1,330	1,221
Data processing	938	1,019
Professional	580	463
Marketing	472	397
Insurance	164	137
Other real estate owned	139	—
Other	1,547	1,484

Total non-interest expense	11,876	11,557

Income (loss) before income taxes	(4,275)	5,809
Income tax expense (benefit) (note 8)	(1,552)	2,091

Net income (loss)	$(2,723)	$3,718

Average basic shares outstanding	4,468,484	4,575,197
Common stock equivalents	16,066	27,509

Average diluted shares outstanding	4,484,550	4,602,706

Basic earnings (loss) per share	$(0.61)	$0.81
Diluted earnings (loss) per share	$(0.61)	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Years Ended December 31, 2008 and 2007

					Accumulated
					Other	Total
			Additional		Compre-	Stock-
	Preferred	Common	Paid-in	Accumulated	hensive	holders’
	Stock	Stock	Capital	Deficit	Income (Loss)	Equity
(In Thousands, Except Share Data)
Balance at December 31, 2006	$—	$459	$61,578	$(2,090)	$(1,416)	$58,531
Net income	—	—	—	3,718	—	3,718
Other comprehensive income - Unrealized gain on securities available for sale (tax effect $1,416)	—	—	—	—	2,264	2,264
Pension plan settlement gain (tax effect $312)	—	—	—	—	(450)	(450)

Total comprehensive income						5,532
Stock-based compensation	—	—	121	—	—	121
Exercise of stock options and tax benefits (13,300 shares)	—	2	137	—	—	139
Common stock repurchased (90,356 shares)	—	(9)	(1,454)			(1,463)
Dividends declared and paid ($0.56 per share)	—	—	—	(2,562)	—	(2,562)

Balance at December 31, 2007	—	452	60,382	(934)	398	60,298
Net loss	—	—	—	(2,723)	—	(2,723)
Other comprehensive income - Unrealized gain on securities available for sale (tax effect $1,935)	—	—	—	—	2,913	2,913

Total comprehensive income						190
Stock-based compensation	—	—	156	—	—	156
Issuance of preferred stock, net of discount of $549	14,451	—	—	—	—	14,451
Accretion of discount on preferred stock	4	—	—	(4)	—	—
Fair value of warrants issued with preferred stock	—	—	549	—	—	549
Exercise of stock options and tax benefits (9,500 shares)	—	1	120	—	—	121
Common stock repurchased (64,620 shares)	—	(6)	(1,028)	—	—	(1,034)
Dividends declared and paid ($0.58 per share)	—	—	—	(2,589)	—	(2,589)

Balance at December 31, 2008	$14,455	$447	$60,179	$(6,250)	$3,311	$72,142

Disclosure of reclassification amount
for securities available for sale:
Years Ended December 31,	2008	2007
(In Thousands)
Gross unrealized (losses) gains arising during the period	$(5,312)	$3,680
Tax effect	1,656	(1,416)

Unrealized holding (losses) gains, net of tax	(3,656)	2,264

Reclassification adjustment for losses included in income	10,105	—
Tax effect	(3,536)	—

Unrealized gains on securities, net of reclassification amount	$2,913	$2,264

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements
of Cash Flows

Year Ended December 31,	2008	2007
(In Thousands)
Cash flows from operating activities:
Net income (loss)	$(2,723)	$3,718
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,285	645
Impairment write-downs on securities	10,105	—
Net losses on sales of other real estate owned	72	—
Gains on pension plan termination	—	(762)
Net accretion of investment securities	(496)	(203)
Depreciation and amortization of premises and equipment	605	606
Increase in accrued interest receivable	(267)	(194)
Deferred income tax expense (benefit)	(3,842)	16
Stock-based compensation	156	121
Increase in cash surrender value of bank-owned life insurance	(441)	(200)
Decrease (increase) in other assets	(129)	655
(Decrease) increase in other liabilities	138	(132)

Net cash provided by operating activities	4,463	4,270

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	15,741	23,545
Purchases of investment securities available for sale	(97,235)	(60,074)
Purchases of bank-owned life insurance	—	(10,000)
Purchases of FHLBB stock	(1,640)	(204)
Redemption of FHLBB stock	—	65
Principal payments on investment securities available for sale	42,713	28,499
Increase in loans, net	(96,668)	(70,094)
Proceeds from sales of other real estate owned	1,758	—
Purchases of premises and equipment	(2,543)	(389)

Net cash used in investing activities	(137,874)	(88,652)

Cash flows from financing activities:
Net increase in deposits	86,580	26,421
Additions to long-term borrowed funds	63,000	173,000
Payments on long-term borrowed funds	(31,150)	(89,141)
Net (decrease) increase in short-term borrowed funds	9,289	(33,290)
Net increase (decrease) in mortgagors’ escrow accounts	(28)	61
Proceeds from issuance of preferred stock and warrants	15,000	—
Dividends paid	(2,589)	(2,562)
Proceeds from exercise of stock options	117	117
Tax benefits from exercise of stock options	4	22
Repurchases of common stock	(1,034)	(1,463)

Net cash provided by financing activities	139,189	73,165

Net increase (decrease) in cash and cash equivalents	5,778	(11,217)
Cash and cash equivalents, beginning of year	7,550	18,767

Cash and cash equivalents, end of year	$13,328	$7,550

Cash paid during the year for:
Interest on deposits	$10,276	$10,067
Interest on borrowed funds	11,511	9,357
Income taxes	2,405	2,101
Supplemental non-cash investing activities:
Transfers to other real estate owned	1,950	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED
Financial Statements
Years Ended December 31, 2008 and 2007
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION. LSB Corporation (the “Corporation” or the “Company”) is a Massachusetts corporation and the holding company of its wholly-owned subsidiary River Bank (the “Bank”), a state-chartered Massachusetts savings bank. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank. The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and the Massachusetts Division of Banks (the “Division”), while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Division. The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC up to $250,000 per account for non-retirement accounts with maturities through December 31, 2009 and up to $100,000 thereafter, and up to $250,000 for certain retirement accounts, as defined by the FDIC. For balances in excess of the FDIC deposit insurance limits, coverage is provided by the Depositors Insurance Fund, Inc. (“DIF”).
The Consolidated Financial Statements include the accounts of LSB Corporation, River Bank, and its wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. Certain amounts in prior periods have been reclassified to conform to the current presentation.
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
Premiums and discounts on debt securities are amortized or accreted into income by use of the interest method over the terms of the securities. For declines in the fair value of held to maturity and available for sale securities below their amortized cost basis that are deemed to be other than temporary, the cost basis of the investment is written down to fair value and the amount of the write-down is included as a charge to earnings. Gains and losses on the sale of securities are recognized on the trade date using the specific identification basis.
In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
FEDERAL HOME LOAN BANK STOCK. Federal Home Loan Bank of Boston (“FHLBB”) stock has no quoted market value and is carried at cost, based on the redemption provisions of the FHLBB. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2008, no impairment has been recognized.
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
The general allowance is calculated by applying loss factors to pools of outstanding non-impaired loans. In the case of commercial loans, changes in risk grades affect the amount of the general allowance. Loss factors are based on the Bank’s historical loss experience, as well as other qualitative factors and consider regulatory guidance.
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
Impaired loans are corporate loans and individually significant residential mortgage loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is based on the fair value of the collateral. Larger groups of smaller balance homogenous loans are collectively evaluated for impairment.
PREMISES AND EQUIPMENT. Premises and equipment are stated at cost less allowances for depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter.
BANK-OWNED LIFE INSURANCE. Bank-owned life insurance policies are reflected on the consolidated balance sheet at cash surrender value. Changes in cash surrender value are reflected in other non-interest income and are not subject to income taxes.
OTHER REAL ESTATE OWNED. Other real estate owned (OREO) is comprised of foreclosed properties where the Bank has formally received title or has possession of the collateral. Properties are carried at the lower of the investment in the related loan or the estimated fair value of the property or collateral less selling costs. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.
SHARE-BASED COMPENSATION PLANS. The Company measures and recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

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
EARNINGS PER SHARE. Basic EPS is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Stock options and restricted stock that would have an anti-dilutive effect on earnings per share are excluded from this calculation. For the years ended December 31, 2008 and 2007, 248,100 and 136,100 shares, respectively, were anti-dilutive.
RECENT ACCOUNTING DEVELOPMENTS. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”) to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued a Staff Position which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company adopted this Statement, except for items covered by the Staff Position, as of January 1, 2008 and the adoption of SFAS 157 did not have a material impact on the Company’s Consolidated Financial Statements. See Note 14 for further information.
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. The Company applied the guidance contained in FSP 157- 3 in determining fair values at December 31, 2008, and it did not have a material impact on the Company’s Consolidated Financial Statements.
Effective January 1, 2008, the Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure certain financial assets and financial liabilities at fair value with unrealized gains and losses on items for which the fair value option is elected to be reported in earnings. The Company’s adoption of SFAS 159 did not have a material impact on the Company’s Consolidated Financial Statements.
In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-based Payment Awards,” which requires an entity to recognize, as an increase to additional paid-in capital, the income tax benefits related to dividends that are charged to retained earnings for nonvested equity shares or options. This EITF was adopted on January 1, 2008 and did not have a material impact on the Company’s Consolidated Financial Statements.
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”) and Statement No. 141R, “Business Combinations” (“SFAS 141R”). The two standards were issued to improve, simplify and converge international and United States accounting standards for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 160 and SFAS 141R are effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 and SFAS 141R is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and is intended to enhance the current disclosure framework in SFAS 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of the underlying risk and accounting designation and to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States and becomes effective 60 days after the SEC’s approval. SFAS 162 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts-an Interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement is effective for fiscal years beginning after December 15, 2008 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In January 2009, the FASB issued Staff Position FSP EITF 99-20-1, “Amendment to the Impairment Guidance of Issue No. 99-20”. This guidance clarifies and aligns the impairment guidance previously issued under Issue No. 99-20 with Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and Statement No. 157, “Fair Value Measurements”. The Staff Position is effective for reporting periods ending after December 15, 2008 and did not impact the Company’s Consolidated Financial Statements.
(2) INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale at December 31, follows:

	2008				2007
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
(In Thousands)
U.S. Treasury obligations	$5,578	$426	$—	$6,004	$5,589	$4	$(52)	$5,541
Government-sponsored enterprise obligations (1)	15,485	240	(3)	15,722	15,748	95	(33)	15,810
Mortgage-backed securities	181,367	5,919	(80)	187,206	134,969	2,208	(474)	136,703
Collateralized mortgage obligations	46,725	379	(45)	47,059	60,660	169	(682)	60,147
Corporate obligations	6,433	—	(750)	5,683	6,373	30	(583)	5,820
Mutual funds	1,000	—	(42)	958	1,000	—	(41)	959
Equity securities	2,469	—	(540)	1,929	5,546	70	—	5,616

	$259,057	$6,964	$(1,460)	$264,561	$229,885	$2,576	$(1,865)	$230,596

(1)	Government-sponsored enterprise obligations include investment securities issued by government sponsored enterprises (“GSEs”) such as Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”). These investment securities do not represent obligations of the U.S. Government and are not backed by the full faith and credit of the Treasury.
Interest and dividend income on investment securities available for sale for the years ended 2008 and 2007 totaled $12.7 million and $10.2 million, respectively, including dividend income on equity securities available for sale of $605,000 in 2008 and $56,000 in 2007.
There were no sales of investment securities for the year ended December 31, 2008 or 2007.

Securities pledged at December 31, follow:

	Wholesale		Customer
	Repurchase Agreements		Repurchase Agreements		FHLBB Advances
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

(In Thousands)
2008:
U.S. Treasury obligations	$—	$—	$—	$—	$5,074	$5,494
Government-sponsored enterprise obligations	—	—	5,986	6,136	9,499	9,586
Mortgage-backed securities	47,219	48,835	—	—	119,589	123,544
Collateralized mortgage obligations	—	—	—	—	46,707	47,040

2007:
U.S. Treasury obligations	$—	$—	$—	$—	$5,589	$5,541
Government-sponsored enterprise obligations	—	—	7,945	7,991	7,803	7,819
Mortgage-backed securities	27,144	27,887	—	—	107,825	108,816
Collateralized mortgage obligations	—	—	—	—	60,660	60,147

Other-than-temporarily impaired securities.
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In Thousands)
Government-sponsored enterprise obligations	$2,500	$(3)	$—	$—	$2,500	$(3)
Mortgage-backed securities	303	(1)	6,864	(79)	7,167	(80)
Collateralized mortgage Obligations	2,006	(1)	7,085	(44)	9,091	(45)
Corporate obligations	1,800	(677)	3,883	(73)	5,683	(750)
Mutual funds	—	—	958	(42)	958	(42)
Equity securities	1,500	(540)	—	—	1,500	(540)

Total temporarily impaired securities	$8,109	$(1,222)	$18,790	$(238)	$26,899	$(1,460)

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
2007	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In Thousands)
U.S. Treasury obligations	$—	$—	$5,036	$(52)	$5,036	$(52)
Government-sponsored enterprise obligations	—	—	4,958	(33)	4,958	(33)
Mortgage-backed securities	37	(1)	25,559	(473)	25,596	(474)
Collateralized mortgage obligations	—	—	47,536	(682)	47,536	(682)
Corporate obligations	1,451	(508)	1,874	(75)	3,325	(583)
Mutual funds	—	—	959	(41)	959	(41)

Total temporarily impaired securities	$1,488	$(509)	$85,922	$(1,356)	$87,410	$(1,865)

U. S. Treasury and government-sponsored enterprise obligations. The unrealized losses on the Company’s investment in U.S.

Government and Government-sponsored enterprise obligations were caused by interest rate increases. These investments are guaranteed by the U.S. Government or an enterprise thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.
Mortgage-backed securities and collateralized mortgage obligations. The unrealized losses on the Company’s investment in these securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by U.S. government agencies and government-sponsored enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.
Corporate obligations. The Company’s unrealized losses on investments in corporate bonds relate to investments in companies within the financial services sector. The unrealized losses are primarily caused by (a) recent decreases in profitability and near-term profit forecasts by industry analysts resulting from the sub-prime mortgage market and (b) recent downgrades by several industry analysts. The contractual maturities of these investments range from September 15, 2009 to November 1, 2010. Although the companies’ credit ratings have decreased from A to BBB (S&P), the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Therefore, it is expected that the bonds would not be settled at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2008.
Equity securities and mutual funds. The unrealized losses on equity securities and mutual funds are a result of specific conditions and circumstances that are unique to each company represented in the portfolio. When needed, management monitors its holdings for impairment by reviewing the financial condition of the issuer, company specific events, industry developments, and general economic conditions. In evaluating the severity and duration of impairment, management also reviews corporate financial reports, press releases and other publicly available information. Based upon this evaluation and the Company’s ability and intent to hold its remaining equity securities and mutual fund investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.
The impairment write-downs on securities in 2008 related to its preferred stock holdings issued by FNMA and FHLMC.
The following table is a summary of the contractual maturities of investment securities available for sale at December 31, 2008. These amounts exclude mutual funds and equity securities, which have no contractual maturities. Mortgage-backed securities consist of FHLMC, FNMA, and GNMA certificates. Mortgage-backed securities and collateralized mortgage obligations are shown at their final contractual maturity date but are expected to have shorter average lives.

	Amortized	Fair
December 31, 2008	Cost	Value

(In Thousands)
U.S. Treasury and government-sponsored enterprise obligations:
Within 1 year	$5,501	$5,568
2 to 3 years	4,999	5,129
3 to 5 years	10,563	11,029

	21,063	21,726

Mortgage-backed securities:
Within 1 year	716	713
1 to 2 years	2,084	2,036
2 to 3 years	120	125
3 to 5 years	9,658	9,692
5 to 10 years	10,388	10,616
After 10 years	158,401	164,024

	181,367	187,206

Collateralized mortgage obligations:
3 to 5 years	83	88
5 to 10 years	9,749	9,740
After 10 years	36,893	37,231

	46,725	47,059

Corporate obligations:
Within 1 year	1,982	1,964
1 to 2 years	4,451	3,719

	6,433	5,683

	$255,588	$261,674

(3) FEDERAL HOME LOAN BANK STOCK
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). As part of the Bank’s borrowing arrangement with the FHLBB, the Bank is required to invest in FHLBB stock in an amount determined on the basis of the amount of the Bank’s residential mortgage loans and its borrowings from the FHLBB. At December 31, 2008 and 2007, the Bank held $11.8 million and $10.2 million, respectively, of FHLBB stock. This stock, which is restricted, is redeemable at par and earns dividends declared at the discretion of the FHLBB which announced in February 2009, the suspension of dividends for the first quarter of 2009 and beyond. Such dividends amounted to $428,000 and $662,000 for the years ended December 31, 2008 and 2007, respectively. In December 2008, the FHLBB announced its moratorium on the repurchase of all excess stock.
(4) LOANS
The components of the loan portfolio at December 31, follow:

	2008	2007

(In Thousands)
Residential real estate	$109,276	$79,743
Home equity	23,972	23,046
Consumer	831	1,007

Retail loans	134,079	103,796

Construction	61,769	47,885
Commercial real estate	222,977	177,968
Commercial business	33,796	28,464

Corporate loans	318,542	254,317

Total loans	452,621	358,113
Allowance for loan losses	(5,885)	(4,810)

Net loans	$446,736	$353,303

The amounts above include net deferred loan origination fees and costs totaling $204,000 and $52,000 at December 31, 2008 and 2007, respectively.
Mortgage loans serviced by the Company for others amounted to $23.4 million and $27.5 million at December 31, 2008 and 2007, respectively.
In the ordinary course of business, the Bank makes loans to its Directors and Officers and their associates and affiliated companies (“related parties”) at substantially the same terms and conditions as those prevailing at the time of origination for comparable transactions with other borrowers.
An analysis of total related party loans for the years ended December 31, follows:

	2008	2007

(In Thousands)
Balance at beginning of year	$2,112	$2,168
New loans granted	1,145	638
Retirement/reduction of directors and officers	(249)	—
Repayment of principal	(186)	(694)

Balance at end of year	$2,822	$2,112

The activity in the allowance for loan losses for the years ended December 31, follows:

	2008	2007

(In Thousands)
Balance at beginning of year	$4,810	$4,309
Total charge-offs	(214)	(157)
Total recoveries	4	13

Net charge-offs	(210)	(144)
Provision for loan losses	1,285	645

Balance at end of year	$5,885	$4,810

Non-accrual loans totaled $2.6 million and $1.5 million at December 31, 2008 and 2007, respectively.

Information related to impaired loans at or for the years ended December 31, follows:

	2008	2007

(In Thousands)
Total impaired loans	$3,121	$1,523
Impaired loans with reserve	—	—
Impaired loan reserve	—	—
Impaired loans without reserve	3,121	1,523
Impaired loans average balance	611	399
Interest income in accordance with original loan terms	38	37
Interest income recognized	—	—

No additional funds are committed to be advanced in connection with impaired loans.
(5) PREMISES AND EQUIPMENT
The components of premises and equipment at December 31, follow:

	Estimated
	Useful Lives	2008	2007

(In Thousands)
Premises	10 – 39 years	$5,143	$4,164
Equipment	3 – 5 years	5,642	4,078
Leasehold improvements	3 – 10 years	1,047	1,047

		11,832	9,289
Less accumulated depreciation and amortization		(6,304)	(5,699)

		$5,528	$3,590

Depreciation and amortization of premises and equipment totaled $605,000 and $606,000, respectively, for the years ended December 31, 2008 and 2007.
In December 2008, the Company entered into a purchase and sales agreement for the purchase of land to relocate an existing branch which is subject to various state, local and regulatory approvals.
Rent expense for leased premises for the years ended December 31, 2008 and 2007 amounted to $263,000 and $213,000, respectively. The increase in rent expense in 2008 was due to the new branch that opened in January 2009 in Derry, New Hampshire. The Company enters into operating leases in which office space is rented to other businesses at the corporate headquarters. Rental income for the years ended December 31, 2008 and 2007 amounted to $231,000 and $235,000, respectively.
A summary of future minimum rental expense and income under non-cancelable operating leases at December 31, 2008 follows:

	Minimum	Minimum
	Rental	Rental
	Expense	Income

(In Thousands)
2009	$245	$224
2010	123	149
2011	103	127
2012	103	19
2013	103	—
Thereafter	849	—

	$1,526	$519

The leases contain options to extend for periods of one to twenty years. The cost of such rentals is not included above.

(6) DEPOSITS
The following table shows the components of deposits at December 31, 2008 and 2007 and the range of interest rates paid as of December 31, 2008.

	Rates as of
	December 31,
	2008	2008	2007

(Dollars in Thousands)
Interest bearing accounts:
NOW acccounts	0.10-0.25%	$17,239	$17,877
Savings accounts	0.50-2.96%	56,251	28,452
Money market accounts	0.50-2.96%	76,603	74,621
Certificates of deposit	1.98-5.37%	196,629	141,651
Retirement certificates of deposit	1.98-5.37%	34,395	30,631

Total interest bearing deposits		381,117	293,232

Non-interest bearing demand deposit accounts		27,546	28,851

Total deposits		$408,663	$322,083

Interest forfeitures resulting from early withdrawals from certificates of deposits are credited to interest expense and amounted to $36,000 and $42,000 for the years ended December 31, 2008 and 2007, respectively.
The amount and weighted average interest rate on certificates of deposit, including retirement accounts, by periods to maturity at December 31, 2008 are summarized as follows:

		Equal to		Weighted
	Less	and greater		Average
	than	than		Interest
	$100,000	$100,000	Total	Rate

(Dollars in Thousands)
Three months or less	$18,356	$19,916	$38,272	2.97%
From three to six months	25,158	13,402	38,560	3.17
From six to twelve months	23,475	13,732	37,207	3.35
From one to two years	32,768	46,592	79,360	4.05
From two to three years	6,307	24,008	30,315	3.64
Three years and thereafter	4,088	3,222	7,310	4.35

	$110,152	$120,872	$231,024	3.57%

Brokered deposits totaled $32.8 million and $5.5 million at December 31, 2008 and 2007, respectively, at a rate of 4.43% and 5.23%, respectively, and are included in certificates of deposit.
(7) BORROWED FUNDS
The FHLBB permits member institutions to borrow funds for various purposes. The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLBB qualifying collateral requirements and has been designated as such (see note 2).
The components of long-term borrowed funds at December 31, follow:

	2008		2007
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

(Dollars in Thousands)
FHLBB long-term advances	$219,228	4.27%	$202,378	4.59%
Wholesale repurchase agreements	40,000	4.36%	25,000	4.83%

	$259,228	4.28%	$227,378	4.62%

Long-term FHLBB advances outstanding at December 31, follow:

	2008		2007
		Weighted		Weighted
		Average		Average
Maturity	Amount	Interest Rate	Amount	Interest Rate

(Dollars in Thousands)
2008	$—	—%	$25,000	4.77%
2009	10,000	5.14	10,000	5.14
2010	44,000	5.04	38,000	5.36
2011	33,000	3.27	10,000	4.93
2012	15,000	5.18	15,000	4.72
2013	8,000	3.28	—	—
Thereafter	109,228	4.12	104,378	4.17

	$219,228	4.27%	$202,378	4.59%

The FHLBB has the right to call or prepay certain obligations with or without call or prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized above. As of December 31, 2008, the Company had callable advances totaling $165.0 million and amortizing advances totaling $3.2 million. There were no adjustable rate advances in 2008, while in 2007 adjustable rate advances totaled $12.0 million.
At December 31, 2008, the Company had wholesale repurchase agreements totaling $25.0 million at 4.83% and $15.0 million at 3.58% which mature in 2012 and 2013, respectively, and which have a weighted average rate of 4.36%. In December 31, 2007, the Company had wholesale repurchase agreements of $25 million at 4.83% which mature in 2012. These agreements are treated as secured, long-term borrowings while the obligations to repurchase securities sold are reflected as liabilities and the securities collateralized by the agreements remain as assets. Generally, the outstanding collateral consists of obligations of the Treasury and government-sponsored enterprise obligations and is held by third-party custodians (see note 2).
The components of short-term borrowed funds at December 31, follow:

	2008		2007
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate

(Dollars in Thousands)
FHLBB Ideal Way advances	$—	—%	$800	4.20%
FHLBB short-term borrowings	11,000	2.08	—	—
Customer repurchase agreements	6,262	0.50	7,173	2.75

	$17,262	1.51%	$7,973	4.36%

Information relating to short-term borrowed funds for the years ended December 31, follows:

	2008		2007
	Customer	Short-Term	Customer	Short-Term
	Repurchase	FHLBB	Repurchase	FHLBB
	Agreements	Advances	Agreements	Advances

(Dollars in Thousands)
Outstanding at December 31	$6,262	$11,000	$7,173	$800
Average balance outstanding during the year	5,107	5,352	5,599	9,608
Maximum outstanding at any month end	7,051	16,000	7,217	31,000
Weighted average rate at December 31	0.50%	2.08%	2.75%	4.20%
Weighted average rate during the year	1.13	2.39	3.54	5.36

At December 31, 2008 and 2007, the Bank had certain investment securities with a fair value of $240.6 million and $218.2 million, respectively, pledged as collateral against total borrowings (see note 2).

In addition, Federal Home Loan Bank advances are also collateralized by a blanket lien on the Bank’s 1-4 family residential loans, equity loans and lines and certain significant commercial real estate loans. The Bank’s total borrowing capacity at FHLBB at December 31, 2008 and 2007 was $299.3 million and $247.6 million based on the total available collateral, respectively, of which $230.2 million and $203.2 million was outstanding at December 31, 2008 and 2007, respectively, leaving additional capacity of $69.1 million and $44.4 million at December 31, 2008 and 2007, respectively.
(8) INCOME TAXES

An analysis of income tax expense for the years ended December 31, follows:

	2008	2007

(In Thousands)
Current expense:
Federal	$1,798	$1,658
State	492	417

Total current expense	2,290	2,075

Deferred expense (benefit):
Federal	(3,358)	17
State	(1,159)	4
Change in state rates	177	—
Change in valuation reserve	498	(5)

Total deferred expense (benefit)	(3,842)	16

Total income tax expense (benefit)	$(1,552)	$2,091

A reconciliation of the difference between the expected federal income tax expense (benefit) computed by applying the federal statutory rate of 34% to the amount of actual income tax expense for the years ended December 31, follows:

	2008	2007

(In Thousands)
Expected federal income tax expense (benefit)	$(1,454)	$1,975
Items affecting expected tax:
State income tax, net of federal benefit	(440)	278
Dividends received deduction	(134)	—
Tax exempt income	(49)	(44)
Officer’s life insurance	(150)	(68)
Change in state rates	177	—
Change in valuation reserve	498	(5)
Other	—	(45)

Total income tax expense (benefit)	$(1,552)	$2,091

The tax effects of temporary differences (the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax basis that give rise to deferred tax assets and liabilities) for the years ended December 31, follow:

	2008	2007

(In Thousands)
Deferred tax assets:
Allowance for loan losses	$2,370	$1,969
Impairment write-downs on securities	4,036	—
Pension costs and other post-retirement benefits	103	106
Deferred compensation	502	533
Depreciation	396	406
Other	19	12

Gross deferred tax asset	7,426	3,026
Valuation reserve	(498)	—

Deferred tax asset	6,928	3,026

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(2,193)	(313)
Other	(288)	(228)

Gross deferred tax liability	(2,481)	(541)

Net deferred income tax asset	$4,447	$2,485

At December 31, 2008, the Bank would need to generate approximately $12.4 million of future net taxable income to realize the net deferred income tax asset. Management believes that it is more likely than not that the net deferred income tax asset at December 31,

2008 will be realized based upon recent operating results. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and changes in interest rates, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. The increase in the valuation reserve for the year ended December 31, 2008, is due to management’s assessment of the realizability of state tax benefits relating to the impairment write-downs on securities. Management believes that it is more likely than not that a portion of the state tax benefit will not be realized. The change in the valuation reserve for the year ended December 31, 2007 relates to the expiration of the capital loss carryover.
Tax periods ended October 31, 2005 and December 31, 2005, 2006, 2007 and 2008 remain subject to examination by federal and state taxing authorities.
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
At December 31, 2008 and 2007, the Company and the Bank exceeded each of the minimum capital requirements and the Bank also met the definition of “well capitalized” as defined by the FRB and the FDIC under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Company or the Bank must maintain Tier 1, Total, and Leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as “well capitalized.”
The Company’s and the Bank’s minimum required and actual capital ratios at December 31, 2008 and 2007, follow:

	Actual		Adequately Capitalized		Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2008
LSB Corporation
Total risk-based capital	$74,372	14.45%	$41,183	8.0%	$51,479	10.0%
Tier 1 risk-based capital	68,487	13.30	20,592	4.0	30,887	6.0
Tier 1 leverage capital	68,487	9.22	29,721	4.0	37,152	5.0
River Bank
Total risk-based capital	$66,774	12.97%	$41,183	8.0%	$51,479	10.0%
Tier 1 risk-based capital	60,889	11.83	20,592	4.0	30,887	6.0
Tier 1 leverage capital	60,889	8.18	29,777	4.0	37,222	5.0

At December 31, 2007
LSB Corporation
Total risk-based capital	$64,686	14.53%	$35,623	8.0%	$44,529	10.0%
Tier 1 risk-based capital	59,876	13.45	17,812	4.0	26,717	6.0
Tier 1 leverage capital	59,876	9.72	24,635	4.0	30,794	5.0
River Bank
Total risk-based capital	$63,321	14.22%	$35,623	8.0%	$44,529	10.0%
Tier 1 risk-based capital	58,511	13.14	17,812	4.0	26,717	6.0
Tier 1 leverage capital	58,511	9.49	24,654	4.0	30,817	5.0

Senior Cumulative Perpetual Preferred Stock, Series B
On December 12, 2008, the Company issued and sold (i) 15,000 shares of Senior Cumulative Perpetual Preferred Stock, Series B, (“Senior Preferred”), with a liquidation preference of $1,000 per share and (ii) ten-year warrants to purchase up to 209,497 shares of the Company’s common stock at an exercise price of $10.74 per share, to the Treasury as part of the CPP, for an aggregate purchase price of $15,000,000.
The Company accounted for this transaction in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). APB 14 requires the proceeds from the issuance to be allocated between the Senior Preferred and the warrants based on relative fair value. Accordingly, the fair value of the warrants, in the amount of $549,000, was recorded as an increase to Additional Paid-In Capital. A discount in the amount of $549,000 was recorded on the Senior Preferred and is being accreted over an estimated period of five years using the effective interest method. The accretion of the discount on the Senior Preferred is treated as a deemed dividend and is a reduction to net income available to common shareholders for purposes of calculating earnings per common share. The accretion of the discount in 2008 had no impact on earnings per share.
The fair value of the warrants was calculated based on the Black Scholes valuation model. Significant inputs to the model are as follows:

Expected dividends	5.6%
Expected term	10 years
Expected volatility	53.0%
Risk-free interest rate	2.6%
Senior Preferred Terms
The Senior Preferred has no maturity date and is ranked senior to the common stock with respect to the payment of dividends, distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Cumulative dividends on the Senior Preferred accrue at an annual rate of 5% per year for the first five years and at an annual rate of 9% thereafter. Dividends are payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. Under the terms of the Company’s agreement with the Treasury, after December 12, 2011, the Company may redeem the Senior Preferred in whole or in part at any time at 100% of its issue price, or $1,000 per share. Prior to this date, the Company may redeem the Senior Preferred only if (i) the Company has raised aggregate proceeds in one or more Qualified Equity Offerings in excess of $15,000,000 and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption is subject to the approval of the Federal Reserve. A “Qualified Equity Offering” is defined as a sale and issuance for cash by the Company, to persons other than the Company or any Company subsidiary after the closing, of shares of perpetual Preferred Stock, Common Stock or any combination of such stock, that, in each case, qualify as and may be included in Tier 1 capital of the Company under the risk-based capital guidelines of the Federal Reserve.
The ARRA provides, however, that, subject to consultation with the Federal Reserve, the Treasury must permit the Company to redeem the Senior Preferred without regard to any waiting period or to whether the Company has replaced such funds from any other source. According to regulations published by the Treasury, if the Company wishes to redeem any part of its CPP funding, the Company must redeem a minimum of 25% of the issue price of the Senior Preferred.
The Senior Preferred is non-voting. However, if dividends on the Senior Preferred are not paid in full for six dividend periods, whether or not consecutive, the Senior Preferred holders will have the right to elect two directors. The right to elect directors will end when full dividends have been paid for four consecutive periods.
Warrant Terms
The warrants are exercisable immediately. The Treasury may only transfer or exercise an aggregate of one-half of the shares under the warrants prior to the earlier of (i) December 12, 2009 or (ii) the date on which the Senior Preferred has been redeemed in whole or the Treasury has transferred all of its Senior Preferred to third parties. In the event the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009, that result in the Company receiving aggregate proceeds of not less than $15,000,000, the number of shares of common stock underlying the portion of the warrants then held by the Treasury will be reduced by one-half of the shares of common stock originally covered by the warrants.
Dividend and Repurchase Restrictions
Prior to December 12, 2011, unless the Company has redeemed the Senior Preferred or the Treasury has transferred the Senior Preferred to a third party, the consent of the Treasury will be required for the Company to (i) declare or pay any dividend or make any distribution on common stock (other than the regular quarterly cash dividend or not more than $0.15 per share) or (ii) redeem, purchase or acquire any shares of the Company’s common stock, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the CPP.
Stock Repurchase Plan
In 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. During 2008 and 2007, 64,620 and 90,356 shares were repurchased under this program, respectively. As a result of the other-than-temporary impairment charges recorded during 2008, the Company suspended its stock repurchase program and is not permitted to reinstate the repurchase program without the Treasury’s consent prior to December 12, 2011, unless the Company has redeemed the Senior Preferred or the Treasury has transferred the Senior Preferred to a third party.

Restrictions on Dividends, Loans and Advances
The Company functions only as a holding company for River Bank, a wholly-owned subsidiary of the Company. The Company engages in no business activities directly and is entirely dependent on the receipt of dividends from the Bank to meet the Company’s separate expenses, repay any indebtedness and pay dividends. Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Without regulatory approval, the total amount of dividends declared in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years. As such, the Bank is required to seek regulatory approval for the payment of dividends to the Company as of December 31, 2008. In addition, loans or advances by the Bank to the Company are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. At December 31, 2008, funds available for loans or advances by the Bank to the Company amounted to $6.4 million.
The Company and the Bank may not declare or pay dividends if the effect thereof would cause stockholders’ equity to be reduced below applicable minimum regulatory capital requirements.
Stockholders’ Rights Plan
In 1996, the Board of Directors adopted a stockholder rights plan declaring a dividend of one preferred stock purchase right for each share of outstanding common stock. The rights will remain attached to the common stock and are not exercisable except under limited circumstances relating to (i) acquisition of beneficial ownership of more than 10% of the outstanding shares of common stock, or (ii) a tender offer or exchange offer that would result in a person or group beneficially owning more than 10% of the outstanding shares of common stock. The rights are not exercisable until those aforementioned circumstances occur. The rights under the plan as adopted in 1996 would have expired in 2006. In November 2005, however, the Board of Directors approved a renewed rights plan to become effective upon the expiration of the plan in 2006. The terms of the renewed rights plan are substantially similar to those of the previous plan. The renewed rights plan expires in 2016. Until a right is exercised, the holder has no rights to vote or to receive dividends. The rights are not taxable to stockholders until exercisable.
(10) EMPLOYEE BENEFITS
Pension Plan
Effective December 31, 2006, the Company terminated the Savings Bank Employees’ Retirement Association Pension Plan (the “Plan”). The Plan was a multiple-employer, non-contributory, defined benefit plan. In connection with the termination of the Plan, the Company froze future pension benefits effective December 31, 2006. As a result of that cessation of future pension benefits, the Company recognized a pre-tax curtailment gain of $602,000 due to the reversal of the accrued pension liability recorded on the financial statements in the fourth quarter of 2006.
During the year ended December 31, 2007, the Company distributed the Plan assets and recorded settlement gains in proportion to the distributions and recorded pre-tax settlement gains of $762,000 in conjunction with the distribution of $6.4 million in Plan assets.
401(k) Savings Plan
The Company provides an employee savings plan (the “Savings Plan”) through the Savings Banks Employees’ Retirement Association. The Savings Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Employees are eligible to participate in the Savings Plan immediately upon employment with the Company provided they have attained 21 years of age. Company employees become eligible for matching contributions after completing one year of service with 1,000 hours or more. On an annual basis, the Company determines whether or not to contribute to the Savings Plan. Effective January 1, 2007, the Company adopted safe harbor contributions of 3% of total compensation on all employees, regardless of their participation in the voluntary savings plan. The Company recognized expenses of $186,000 and $182,000 on behalf of the employees who were in the Savings Plan for the years ended December 31, 2008 and 2007, respectively.
Post-Retirement Plan Other Than Pensions
Prior to curtailing the pension plan in 2006, the Company sponsored a defined benefit post-retirement plan that offered limited post-retirement medical benefits to certain full-time employees who retired before age 65 and life insurance benefits to full-time employees who retired after age 62 and after completing 10 years of service. The plan is non-contributory and unfunded.
The amounts of accrued post-retirement benefit cost reported on the Company’s consolidated balance sheets were $258,000 as of December 31, 2008 and 2007, respectively. There were no post-retirement expenses for the year ended December 31, 2008 and totaled $16,000 for the year ended December 31, 2007.
Employee Stock Ownership Plan
Effective January 1, 2007, the Company established an Employee Stock Ownership Plan (the “ESOP”) that covers all employees who meet specified age and length of service requirements. The Company makes voluntary contributions to the ESOP which will in turn, use the cash contributions to purchase Company stock on the open market. The Company’s contributions are discretionary and are included in the salary and employee benefits expense and totaled $162,000 and $150,000 for the years ended December 31, 2008 and 2007, respectively. The ESOP purchased 9,000 shares of Company stock at an average cost of $13.69 per share in 2008 and 8,600 shares at an average cost of $16.35 per share in 2007.
Incentive Compensation Plan
The Incentive Compensation Plan provides for the payment of bonuses to officers under certain circumstances based upon the Company’s pre-tax earnings adjusted for gains or losses from sales of assets, targeted returns on assets and the individual’s achievement of established goals and objectives as well as increases in total loans and core deposits. Amounts are allocated to participants as determined by the Company’s Compensation Committee taking into account the recommendation of the President and subject to approval by its Board of Directors. During the years ended December 31, 2008 and 2007, respectively, payments of $234,000 and $333,000, respectively, were made to all employees under this Plan.
Section 111(b) of EESA, as amended by the ARRA, will require the Treasury to adopt compensation and governance standards that, among other things, would prohibit the Company from “paying or accruing any bonus, retention award, or incentive compensation” to the Company’s most highly-compensated employee (currently Gerald T. Mulligan). The ARRA amendments to Section 111(b) expressly except from the bonus limitation, however, a “long-term” restricted stock award, provided that such restricted stock does not fully vest while the Treasury holds any of the Senior Preferred, has a value not greater than one-third of the total amount of annual compensation of the Company’s “most highly-compensated employee,” and is subject to such other terms and conditions as the Treasury may determine is in the public interest.
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
As a result of the Company’s participation in the CPP of the Treasury, when combined with the ARRA of 2009, enacted on February 17, 2009, prohibits the Company from making any severance payment to the Named Executive Officers, any other senior executive officer and certain other officers of the Company, including severance payments made under existing change-in-control agreements so long as the Senior Preferred Stock is outstanding.
Supplemental Executive Retirement Plan
The Company has two supplemental executive retirement plans with a former president and chief executive officer. These plans require that the Company begin payments to the former president commencing January 1, 2007 and was derived from the three years of gross compensation prior to his retirement. These plans are unfunded. As of December 31, 2008 and 2007, the accrued liability recorded on the consolidated balance sheet was $1.2 million and $1.3 million, respectively. Expenses associated with the plans totaled $76,000 for both of the years ended December 31, 2008 and 2007, respectively.
Limitation on Compensation Deduction for Senior Executive Officers
Section 111(b) of EESA, as amended by ARRA, provides that, so long as the Senior Preferred remains outstanding, the Company may not deduct any compensation to a “senior executive officer” that exceeds $500,000, regardless of whether it qualifies as performance-based compensation.
(11) STOCK COMPENSATION AWARDS
The Board grants options on its common stock to Directors and Officers to purchase unissued common stock of the Company at a price equal to the fair market value of the Company’s common stock on the date of grant. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares. The following table presents the amount of cumulatively granted options and restricted stock awards, net of cancellations, through December 31, 2008:

			Cumulative Option
	Authorized	Cumulative	Awards, Net of
	Awards	Stock Awards	Expiration

1986 Plan	720,500	N/A	430,250
1997 Plan	449,500	N/A	427,850
2006 Plan	400,000	23,500	68,575

	1,570,000	23,500	926,675

At December 31, 2008, there were 307,925 shares available for issuance under the Company’s 2006 Stock Option and Incentive Plan and none remaining for issuance under any other Plan.

All options granted prior to December 31, 2005 vested over three years from the date of grant and have ten-year contractual terms and expire between 2009 and 2015. The vesting schedule for all options granted provides for 50% of options granted to vest after the first year and an additional 25% to vest each year thereafter.
All incentive stock options granted after January 1, 2006 vest over two years from the date of grant, have seven-year contractual terms and expire between 2013 and 2014. The vesting schedule for these grants typically provides for 50% of the options granted to vest immediately and an additional 25% to vest each year thereafter. Options are fully vested two years after the grant date with the exception of the non-qualifying stock option grants made to the Directors during 2007 and 2008, which vested immediately at the time of the grant.
The 9,500 stock awards granted during 2008 represent shares of stock granted with a transfer restriction of one year. These stock awards were fully vested upon grant. There were no stock awards granted in 2007.
The total compensation expense related to all equity awards recognized in earnings by the Company in the years ended December 31, 2008 and 2007 was $156,000 and $121,000 and the related tax benefit was $4,000 and $22,000, respectively. The expense for the year ended December 31, 2008, represented expense related to stock options of $80,000 and expense related to restricted stock of $76,000. The expense for the year ended December 31, 2007, represented expense related to stock options of $121,000. There was no expense for the year ended December 31, 2007 related to restricted stock awards.
A summary of option activity as of December 31, 2008 and 2007 and changes during the years then ended follow:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Outstanding at beginning of year	251,600	$14.51	244,900	$14.07
Granted	9,000	8.00	38,500	16.39
Exercised	(9,500)	12.39	(13,300)	8.76
Forfeited	(3,000)	16.77	(8,500)	16.69
Expired	—	—	(10,000)	16.77

Outstanding at end of year	248,100	14.33	251,600	14.51

Options exercisable end of year	240,725	14.27	225,850	14.29
Weighted average fair value of options granted during the year		$2.01		$3.50

The intrinsic value is based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2008 of $7.38 as compared to the weighted average exercise price for all outstanding stock options, as well as all exercisable stock options on that date. At December 31, 2008, the aggregate intrinsic value for both outstanding options and exercisable options was zero.
For the years ended December 31, 2008 and 2007, the total intrinsic value of options exercised was $46,000 and $112,000, respectively. At December 31, 2008, the total compensation cost not yet recognized related to non-vested options was $26,000 and the weighted average period over which it is expected to be recognized was one year. The weighted average remaining life of outstanding options and exercisable options at December 31, 2008 was 3.8 years and 3.7 years, respectively.
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007

Expected volatility	53.00%	25.00%
Risk-free interest rate	2.03%	3.88%
Expected dividend yield	7.50%	3.42%
Expected life in years	7 years	7 years

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
(13) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company is a party to financial instruments with off-balance sheet risk. These instruments, in the form of commitments to extend credit and financial and standby letters of credit, are offered in the normal course of business to meet the financing needs of customers. The Company is exposed to varying degrees of credit and interest rate risk in excess of amounts recognized in the consolidated financial statements as a result of such transactions. Commitments to extend credit are agreements to lend to a customer as long as there is compliance with conditions established in the agreement. These extensions of credit are based upon traditional underwriting standards and generally have a fixed expiration date of less than five years. Included in the unused commitments are commitments to purchase residential, fixed rate loans subject to the same underwriting standards as any other residential origination.
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
The components of financial instruments with off-balance sheet risk at December 31, follow:

	Fixed	Variable
2008	Rate	Rate	Total

(In Thousands)
Financial instruments with contract amounts represent credit risk:
Unused commitments to extend credit:
Residential mortgages	$8,324	$160	$8,484
Home equity lines of credit	1,034	11,905	12,939
Personal lines of credit	295	—	295
Commercial real estate mortgage	13	22,364	22,377
Construction	—	28,497	28,497
Commercial loans	103	28,817	28,920

Total unused commitments	$9,769	$91,743	$101,512

Letters of credit and standby letters of credit	$—	$1,610	$1,610

	Fixed	Variable
2007	Rate	Rate	Total

(In Thousands)
Financial instruments with contract amounts represent credit risk:
Unused commitments to extend credit:
Residential mortgages	$1,540	$1,620	$3,160
Home equity lines of credit	1,372	12,855	14,227
Personal lines of credit	142	—	142
Commercial real estate mortgage	283	29,846	30,129
Construction	—	36,128	36,128
Commercial loans	156	26,460	26,616

Total unused commitments	$3,493	$106,909	$110,402

Letters of credit and standby letters of credit	$—	$1,770	$1,770

(14) FAIR VALUE OF ASSETS AND LIABILITIES
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB Statement No. 157, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, certain impaired loans, and other real estate owned.
Assets measured at fair value on a recurring and non-recurring basis at December 31, 2008 are summarized below. There are no liabilities measured at fair value. There are no assets measured at fair value on a non-recurring basis.

				Total
	Level 1	Level 2	Level 3	Fair Value

(In thousands)
Recurring:
Investment securities available for sale	$7,504	$256,632	$425	$264,561

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis:

Year ended December 31, 2008
Investments

(In thousands)
Balance as of January 1, 2008	$425
Total realized/unrealized gains (losses) included in net income	—

Balance as of December 31, 2008	$425

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$—

The investments carried under Level 3 assumptions are carried at par value since all redemptions have been made at par value and represent non-marketable securities.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
The fair values for cash and short-term investments approximate their carrying amounts because of the short maturity of these instruments. The fair values for investment securities available for sale are based on quoted bid prices received from securities dealers or third-party pricing services. The fair value of stock in the Federal Home Loan Bank of Boston equals its carrying amount as reported in the balance sheet because this stock is redeemable only at par by the FHLBB. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities and U.S. Treasury obligations. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and net issue data. These securities include government-sponsored enterprise obligations, mortgage-backed securities, collateralized mortgage obligations and corporate obligations. Securities measured at fair value in Level 3 include non-marketable equity securities that are carried at par value based on the redemptive provisions of the issuers. Loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of the loans. The fair values of demand deposit accounts, NOW accounts, savings accounts and money market accounts are equal to their respective carrying amounts since they are equal to the amounts payable on demand at the reporting date. Certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate market rates currently offered on instruments with similar remaining maturities. The fair values of short-term borrowed funds, accrued interest receivable, mortgagors’ escrow accounts and accrued interest payable approximate their carrying amounts because of the short-term nature of these financial instruments. The majority of the Company’s commitments for unused lines and outstanding standby letters of credit and unadvanced portions of loans are at floating rates and, therefore, there is no fair value adjustment.

The estimated fair values of the Bank’s financial instruments at December 31, follow:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

(In Thousands)
Financial assets:
Cash and due from banks	$6,859	$6,859	$7,494	$7,494
Short-term investments	6,469	6,469	56	56
Investment securities available for sale	264,561	264,561	230,596	230,596
Federal Home Loan Bank stock	11,825	11,825	10,185	10,185
Accrued interest receivable	2,720	2,720	2,453	2,453
Loans, net	446,736	446,609	353,303	352,493
Financial liabilities:
Deposits	408,663	414,082	322,083	322,920
Borrowed funds	276,490	297,385	235,351	243,141
Mortgagors’ escrow accounts	619	619	647	647
Accrued interest payable	1,106	1,106	1,013	1,013
(16) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS.
The condensed financial statements for LSB Corporation, referred to as the “Parent Company” for purposes of this Note only at and for the year ended December 31, follow:

Balance Sheets	2008	2007

(In Thousands)
Assets:
Cash deposits in subsidiaries	$7,749	$1,320
Investment in subsidiary, at equity	64,172	58,642
Other assets	423	458

Total assets	$72,344	$60,420

Liabilities and Stockholders’ Equity:
Liabilities:
Accrued income taxes	$24	$24
Accrued expenses	178	98

Total liabilities	202	122

Total stockholders’ equity	72,142	60,298

Total liabilities and stockholders’ equity	$72,344	$60,420

Statements of Operations	2008	2007

(In Thousands)
Dividends from bank subsidiary	$2,800	$3,200
Interest income	31	64

Total operating income	2,831	3,264
Non-interest expenses	228	241

Income before income taxes and undistributed earnings	2,603	3,023
Income tax benefit	(56)	(61)

Income before undistributed earnings of subsidiary	2,659	3,084
Equity in undistributed earnings (loss) of subsidiary	(5,382)	634

Net income (loss)	$(2,723)	$3,718

The Parent Company’s statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and therefore are not presented here.

Statements of Cash Flows	2008	2007

(In Thousands)
Cash flows from operating activities:
Net income (loss)	$(2,723)	$3,718
Adjustments to reconcile net income to net cash provided by operating activities:
Net distributed (earnings) loss of subsidiaries	5,382	(634)
Decrease in other assets	36	55
Increase in liabilities	80	49
Stock-based compensation	156	121

Net cash provided by operating activities	2,931	3,309

Cash flows from investing activities:
Investment in subsidiary	(8,000)	—

Net cash used in investing activities	(8,000)	—

Cash flows from financing activities:
Proceeds from exercise of stock options and tax benefits	121	139
Repurchases of common stock	(1,034)	(1,463)
Proceeds from issuance of preferred stock and warrants	15,000	—
Dividends paid to common stockholders	(2,589)	(2,562)

Net cash provided (used) by financing activities	11,498	(3,886)

Net increase (decrease) in cash and cash equivalents	6,429	(577)
Cash and cash equivalents, beginning of year	1,320	1,897

Cash and cash equivalents, end of year	$7,749	$1,320

(17) Quarterly Results of Operations (Unaudited)
The sum of the four rounded quarters might not necessarily equal the rounded year-to-date figures.

	Quarter Ended 2008
	March	June	September	December
	31	30	30	31

(In Thousands, Except Per Share Data)
Interest and dividend income	$9,282	$9,560	$9,925	$9,988
Interest expense	5,393	5,335	5,482	5,668

Net interest income	3,889	4,225	4,443	4,320
Provision for loan losses	105	400	330	450

Net interest income after provision for loan losses	3,784	3,825	4,113	3,870
Impairment write-downs on securities	—	—	(9,383)	(722)
Non-interest income	494	510	535	577
Non-interest expense	2,822	2,982	2,985	3,089

Income (loss) before income taxes expense	1,456	1,353	(7,720)	636
Income tax expense (benefit) [1]	540	410	530	(3,032)

Net income (loss)	$916	$943	$(8,250)	$3,668

Basic earnings (loss) per share	$0.20	$0.21	$(1.85)	$0.82
Diluted earnings (loss) per share	$0.20	$0.21	$(1.85)	$0.82

	Quarter Ended 2007
	March	June	September	December
	31	30	30	31

(In Thousands, Except Per Share Data)
Interest and dividend income	$8,093	$8,511	$9,100	$9,304
Interest expense	4,319	4,667	5,262	5,432

Net interest income	3,774	3,844	3,838	3,872
Provision for loan losses	60	155	250	180

Net interest income after provision for loan losses	3,714	3,689	3,588	3,692
Settlement gains on pension plan termination	—	—	357	405
Non-interest income	354	434	568	566
Non-interest expense	2,858	2,874	2,904	2,922

Income before income taxes expense	1,210	1,249	1,609	1,741
Income tax expense	446	417	577	651

Net income	$764	$832	$1,032	$1,090

Basic earnings per share	$0.17	$0.18	$0.22	$0.24
Diluted earnings per share	$0.17	$0.18	$0.22	$0.24

[1]	The tax benefit relating to the impairment write-down of FNMA and FHLMC preferred stock was recognized in the fourth quarter of 2008 when a change in tax law re-characterized these losses from capital losses to ordinary losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
There were no disagreements or other reportable events of the type for which disclosure would be required under Item 304(b) of Regulation S-K.
ITEM 9A (T). CONTROLS AND PROCEDURES
(a) Disclosure of Controls and Procedures
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.
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
(c) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 10 of this Form is incorporated by reference herein from those sections in the Company’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders of the Company to be held May 5, 2009 (the “Proxy Statement”) entitled “Information Regarding Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Professional Conduct.”
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	Financial Statements: The following Consolidated Financial Statements of LSB Corporation and Subsidiary for the year ended December 31, 2008 are included in Item 8 of Part II to this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None.

(3)	List of Exhibits: The following is a list of exhibits which are either filed or incorporated by reference as part of this Annual Report on Form 10-K. Upon request to Investors Relations, LSB Corporation, 30 Massachusetts Avenue, North Andover, MA 01845, copies of the individual exhibits will be furnished upon payment of a reasonable reproduction fee.
Exhibits:

Number	Description of Exhibit

(2)	Plan of Reorganization and Acquisition, dated as of March 12, 2001 between LSB Corporation and Lawrence Savings Bank (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

(3)(i).1	Articles of Organization of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

(3)(i).2	Articles of Amendment of the Articles of Organization of LSB Corporation, as submitted for filing in the Office of the Secretary of the Commonwealth of Massachusetts on December 30, 2005, (Filed as Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed January 6, 2006, and incorporated herein by reference)

(3)(i).3	Articles of Amendment to the Articles of Organization of LSB Corporation, establishing the fixed rate cumulative perpetual preferred stock, Series B (Filed as Exhibit 3.1 to the Company’s Current Report of Form 8-K filed December 17, 2008, and incorporated herein by reference)

Number	Description of Exhibit

(3)(ii)	Amended and Restated By-Laws of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2007, and incorporated herein by reference)

(3)(iii)	Lawrence Savings Bank Certificate of Vote of Directors Establishing a Series of a Class of Stock (Filed as Exhibit 3(iii) to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)

(4.1)	Specimen certificate of shares of common stock of the Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

(4.2)	Renewed Rights Agreement dated as of November 17, 2005, between LSB Corporation and Computershare Trust Company, N.A., as Rights Agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2006, and incorporated herein by reference)

(4.3)	Warrant to purchase 209,497 shares of common stock of LSB Corporation dated December 12, 2008, (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 17, 2008, and incorporated herein by reference)

(10.1)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1989, (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.2)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1996, (Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.3)	Lawrence Savings Bank 1986 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.4)	Lawrence Savings Bank 1997 Stock Option Plan (Filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.5)	LSB Corporation 2006 Stock Option and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form S-8 filed June 5, 2006)*

(10.6)	LSB Corporation’s Form of Restricted Stock Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 26, 2006, and incorporated herein by reference)*

(10.7)	LSB Corporation’s Form of Incentive Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 26, 2006, and incorporated herein by reference)*

(10.8)	LSB Corporation’s Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 26, 2006, and incorporated herein by reference)*

(10.9)	LSB Corporation and River Bank Employee Stock Ownership Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 19, 2007, and incorporated herein by reference)*

(10.10)	LSB Corporation and River Bank Special Separation Plan (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 14, 2007, and incorporated herein by reference)*

(10.11)	LSB Corporation and River Bank Special Termination Agreement with Gerald T. Mulligan (Filed as Exhibit 10.2 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(10.12)	LSB Corporation and River Bank Special Termination Agreement with Michael J. Ecker (Filed as Exhibit 10.3 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(10.13)	LSB Corporation and River Bank Special Termination Agreement with Stephen B. Jones (Filed as Exhibit 10.4 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(10.14)	LSB Corporation and River Bank Special Termination Agreement with Diane L. Walker (Filed as Exhibit 10.5 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(10.15)	LSB Corporation and River Bank Special Termination Agreement with Teresa K. Flynn (Filed as Exhibit 10.1 to the Company’s Current Form 10-Q filed May 11, 2007, and incorporated herein by reference)*

Number	Description of Exhibit

(10.16)	Letter Agreement which incorporates the Securities Purchase Agreement — Standard terms, dated December 12, 2008, between LSB Corporation and the United States Department of the Treasury (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2008, and incorporated herein by reference)

(13)	2008 Annual Report to Stockholders of LSB Corporation enclosed herein (furnished solely for the Commission’s information)

(14)	LSB Corporation and River Bank Code of Professional Conduct (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 20, 2006, and incorporated herein by reference)

(21)	Subsidiary of LSB Corporation and subsidiaries of River Bank

(23.1)	Consent of Wolf & Company, P.C.

(24)	Power of Attorney (contained in signature page)

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
Financial Statement excluded from Annual Report to Stockholders:           None

*	Management contract or compensatory plan or arrangement

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

Signature	Title	Date

/s/ Gerald T. Mulligan Gerald T. Mulligan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2009

/s/ Diane L. Walker Diane L. Walker	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 26, 2009

/s/ Thomas J. Burke Thomas J. Burke	Chairman of the Board Director	March 26, 2009

/s/ John P. Bachini, Jr. John P. Bachini, Jr.	Director	March 26, 2009

/s/ Kathleen Boshar Reynolds Kathleen Boshar Reynolds	Director	March 26, 2009

/s/ Malcolm W. Brawn Malcolm W. Brawn	Director	March 26, 2009

/s/ Richard Hart Harrington Richard Hart Harrington	Director	March 26, 2009

/s/ Robert F. Hatem Robert F. Hatem	Director	March 26, 2009

/s/ Marsha A. McDonough Marsha A. McDonough	Director	March 26, 2009

/s/ Fred P. Shaheen Fred P. Shaheen	Director	March 26, 2009