Form 10-Q
period 2009-03-31
LSB CORP
filed 2009-05-13
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2009

Common Stock, par value $.10 per share	4,470,941 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$7,341	$6,859
Federal funds sold	11,041	6,469

Total cash and cash equivalents	18,382	13,328
Investment securities available for sale (amortized cost of $243,070 in 2009 and $259,057 in 2008)	249,945	264,561
Federal Home Loan Bank stock, at cost	11,825	11,825
Loans, net of allowance for loan losses	473,857	446,736
Premises and equipment	5,637	5,528
Accrued interest receivable	2,781	2,720
Deferred income tax asset, net	3,838	4,447
Bank-owned life insurance	10,765	10,641
Other real estate owned	120	120
Other assets	1,322	1,418

Total assets	$778,472	$761,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Core deposits	$189,033	$177,639
Term deposits	244,654	231,024

Total deposits	433,687	408,663
Long-term borrowed funds	257,189	259,228
Short-term borrowed funds	9,896	17,262
Advance payments by borrowers for taxes and insurance	751	619
Other liabilities	3,743	3,410

Total liabilities	705,266	689,182

Stockholders’ equity:
Preferred stock, Series A, $.10 par value per share: 5,000,000 shares authorized, none issued	—	—
Cumulative perpetual preferred stock, Series B, (liquidation preference $1,000 per share) 15,000 shares authorized and issued	14,483	14,455
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,470,941 and 4,470,941 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	447	447
Additional paid-in capital	60,187	60,179
Accumulated deficit	(6,116)	(6,250)
Accumulated other comprehensive income, net of tax	4,205	3,311

Total stockholders’ equity	73,206	72,142

Total liabilities and stockholders’ equity	$778,472	$761,324

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
	2009	2008
	(In thousands, except share data)
Interest and dividend income:
Loans	$6,677	$6,018
Investment securities available for sale	3,364	3,051
Federal Home Loan Bank stock	—	154
Short-term interest income	4	59

Total interest and dividend income	10,045	9,282

Interest expense:
Deposits	2,659	2,612
Long-term borrowed funds	2,774	2,745
Short-term borrowed funds	40	36

Total interest expense	5,473	5,393

Net interest income	4,572	3,889

Provision for loan losses	240	105

Net interest income after provision for loan losses	4,332	3,784

Non-interest income:
Deposit account fees	223	245
Loan servicing fees, net	52	39
Gains on sales of investments	227	—
Income on bank-owned life insurance	124	96
Other income	105	114

Total non-interest income	731	494

Non-interest expense:
Salaries and employee benefits	1,743	1,640
Occupancy and equipment	374	352
Data processing	241	234
Professional	185	131
Marketing	142	53
Other real estate owned	1	11
Deposit insurance	391	14
Other	546	387

Total non-interest expense	3,623	2,822

Income before income tax expense	1,440	1,456
Income tax expense	476	540

Net income before preferred stock dividends and accretion	964	916
Preferred stock dividends and accretion	(159)	—

Net income available to common shareholders	$805	$916

Average common shares outstanding	4,470,941	4,493,523
Common stock equivalents	73	25,025

Average diluted common shares outstanding	4,471,014	4,518,548

Basic common earnings per share	$0.18	$0.20

Diluted common earnings per share	$0.18	$0.20

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008 AND THE
THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Income	Equity
	(In thousands, except share data)
Balance at December 31, 2007	$—	$452	$60,382	$(934)	$398	$60,298
Net loss	—	—	—	(2,723)	—	(2,723)
Other comprehensive income - Unrealized gain on securities available for sale, (tax effect $1,935)	—	—	—	—	2,913	2,913

Total comprehensive income	—	—	—	—	—	190
Stock-based compensation	—	—	156	—	—	156
Issuance of preferred stock, net of discount $549	14,451	—	—	—	—	14,451
Accretion of discount on preferred stock	4	—	—	(4)	—	—
Fair value of warrants issued with preferred stock	—	—	549	—	—	549
Exercise of stock options and tax benefits (9,500 shares)	—	1	120	—	—	121
Common stock repurchased (64,620 shares)	—	(6)	(1,028)			(1,034)
Dividends declared and paid ($0.58 per share)	—	—	—	(2,589)	—	(2,589)

Balance at December 31, 2008	14,455	447	60,179	(6,250)	3,311	72,142

Net income	—	—	—	964	—	964
Other comprehensive income - Unrealized gain on securities available for sale, (tax effect $476)	—	—	—	—	894	894

Total comprehensive income						1,858
Stock-based compensation	—	—	8	—	—	8
Accretion of discount on preferred stock	28	—	—	(28)	—	—
Dividends paid on Series B preferred stock 5%	—	—	—	(131)	—	(131)
Dividends declared and paid ($0.15 per common share)	—	—	—	(671)	—	(671)

Balance at March 31, 2009	$14,483	$447	$60,187	$(6,116)	$4,205	$73,206

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income before preferred stock dividends and accretion	$964	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	240	105
Gains on sales of investments	(227)	—
Net accretion of investment securities	(202)	(136)
Depreciation and amortization of premises and equipment	137	150
Increase in accrued interest receivable	(61)	(30)
Deferred income tax provision (benefit)	132	(172)
Stock-based compensation	8	16
Increase in cash surrender value of Bank-owned life insurance	(124)	(96)
Decrease (increase) in other assets	96	(108)
Increase in other liabilities	333	455

Net cash provided by operating activities	1,296	1,100

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	3,457	—
Purchases of investment securities available for sale	(7,173)	(40,876)
Purchases of FHLBB stock	—	(1,385)
Principal payments of investment securities available for sale	20,132	10,339
Loan originations, net of principal payments	(20,524)	(15,155)
Loans purchased	(6,837)	—
Purchases of premises and equipment	(246)	(715)

Net cash used in investing activities	(11,191)	(47,792)

Cash flows from financing activities:
Net increase in deposits	25,024	8,281
Additions to long-term borrowed funds	—	52,000
Payments on long-term borrowed funds	(2,039)	(8,037)
Net decrease in short-term borrowed funds	(7,366)	(298)
Increase in advance payments by borrowers	132	139
Dividends paid to preferred shareholders	(131)	—
Dividends paid to common shareholders	(671)	(628)
Proceeds from exercise of stock options	—	18
Common stock repurchased	—	(751)

Net cash provided by financing activities	14,949	50,724

Net increase in cash and cash equivalents	5,054	4,032
Cash and cash equivalents, beginning of period	13,328	7,550

Cash and cash equivalents, end of period	$18,382	$11,582

Cash paid during the period for:
Interest on deposits	$2,666	$2,612
Interest on borrowed funds	2,849	2,732
Income taxes	367	431
Supplemental noncash investing and financing activities:
Transfers to other real estate owned	—	612
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
The interim results of consolidated income are not necessarily indicative of the results for any future interim period or for the entire year. These interim Consolidated Financial Statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
2. CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. During the quarter ended March 31, 2009, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
3. FAIR VALUES OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. Effective January 1, 2009, the Company adopted FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.
In accordance with SFAS 157, the Corporation groups its assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, certain impaired loans and other real estate owned.
Assets measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008, are summarized below. There are no liabilities measured at fair value.

				Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
March 31, 2009:
Investment securities available for sale	$6,770	$242,750	$425	$249,945

December 31, 2008:
Investment securities available for sale	$7,504	$256,632	$425	$264,561

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis:

	Three months ended
	2009	2008
	(In thousands)
Balance as of beginning of period	$425	$425
Total realized/unrealized gains (losses) included in net income	—	—

Balance as of end of period	$425	$425

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$—	$—

The investments carried under Level 3 assumptions are carried at par value since all redemptions have been made at par value and represent non-marketable securities.
Assets measured at fair value on a non-recurring basis
The Company may be required, from time to time, to measure certain other assets and liabilities on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets as of March 31, 2009 and December 31, 2008.

	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
March 31, 2009:
Impaired loans	$—	$—	$1,751	$(200)
Other real estate owned	—	—	120	—

	$—	$—	$1,871	$(200)

December 31, 2008:
Other real estate owned	$—	$—	$120	$(70)

The amount of impaired loans represents their carrying value (loan balance net of related allocated reserves), for which adjustments are based on the appraised value of the collateral. The amount of other real estate owned represents a property acquired through foreclosure carried at estimated fair value (based on appraised value) less estimated costs to sell. Appraised values are typically based on a blend of (a) an income approach using unobservable cash flows to measure fair value, and (b) a market approach using observable market comparables. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from the time of valuation. For these reasons, impaired loans and other real estate owned are categorized as Level 3 assets.
4. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and is intended to enhance the current disclosure framework in SFAS 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of the underlying risk and accounting designation and to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and did not have a material impact on the Company’s Consolidated Financial Statements.
In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts-an Interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement is effective for fiscal years beginning after December 15, 2008 and did not have a material impact on the Company’s Consolidated Financial Statements.
In April 2009, the FASB issued three related Staff Positions to (1) clarify the guidance in Statement No. 157 for fair value measurement in inactive markets, (2) modify Statement No. 115 for recognition and measurement of other-than-temporary impairments of debt securities and (3) require companies to disclose the fair values of financial instruments in accordance with Statement No. 107 in interim periods. These Staff Positions will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. These Staff Positions are not expected to have a material impact on the Company’s Consolidated Financial Statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this report, the Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Such forward-looking statements are expressions of management’s expectations as of the date of this report regarding future events or trends and which do not relate to historical matters. Such expectations may or may not be realized, depending on a number of variable factors, including but not limited to, changes in interest rates, general economic conditions, including real estate conditions in the Bank’s lending areas, regulatory considerations and competition. For more information about these factors, please see our 2008 Annual Report on Form 10-K on file with the SEC, including the sections entitled “Risk Factors” and “Management’s Discussion and

Analysis of Financial Condition and Results of Operations”. As a result of such risk factors and uncertainties, among others, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company has not changed its significant accounting and reporting policies from those disclosed in its 2008 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2008 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, income taxes and impairment of the investment portfolio. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from the amount derived from management’s estimates and assumptions using different conditions.
EXECUTIVE LEVEL OVERVIEW
The Company recorded first quarter 2009 net income available to common shareholders of $805,000, or $0.18 per diluted share, as compared to net income of $916,000, or $0.20 per diluted share, for the first quarter of 2008. The largest factor in the quarter’s results was the increase in the FDIC deposit insurance premiums from $14,000 for the first quarter of 2008 to $391,000 for the first quarter of 2009 which increase was partially offset by gains on sales of investments in the first quarter of 2009 totaling $227,000.
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the primary earnings of the Company and the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Management’s efforts in this area are to increase the corporate loan portfolio, which includes construction, commercial real estate and commercial loans, and the residential loan portfolio. Management’s efforts for funding are to increase core deposit accounts, which are lower interest-bearing accounts and include savings and money market accounts, and demand deposit accounts. Deposits and borrowings typically have short durations and the costs of these funds do not necessarily rise and fall concurrent with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to, credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function and review at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.
Non-interest income includes gains and losses on sales of investment securities, various fees and increases in the cash surrender value of the Company’s investment in Bank-Owned Life Insurance (“BOLI”). Customers’ loan and deposit accounts generate various amounts of fee income depending on the product selected. The Company receives fee income from servicing loans that were sold in previous periods. Non-interest income is primarily impacted by the volume of customer transactions, which could change in response to changes in interest rates, pricing and competition.
Non-interest expenses include salaries and employee benefits, occupancy and equipment, professional, data processing and other expenses of the Company, which generally are directly related to business volume and are controlled by a budget process.
Income tax expense is directly related to earnings of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, as well as the mix of earnings among the different entities, would affect the amount of income tax expense reported and the overall effective income tax rate recorded.

The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company’s net interest income for the three months ended March 31, 2009 was $4.6 million, a 17.6% increase from $3.9 million for the comparable period in 2008, primarily due to the sustained loan growth. The Company’s continued emphasis on increasing loan originations instead of purchasing lower-yielding investment securities favorably affected net interest income.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $778.5 million at March 31, 2009, compared to $761.3 million at December 31, 2008. The increase in asset size at March 31, 2009, from December 31, 2008 reflected strong loan growth of $27.3 million since year-end 2008 augmented by an increase of $4.6 million in the federal funds sold and partially offset by a decrease in the investment portfolio since December 31, 2008.
Investments:
The investment securities portfolio totaled $249.9 million, or 32.1% of total assets at March 31, 2009, compared to $264.6 million, or 34.8% of total assets at December 31, 2008, a decrease of $14.6 million from year-end.
During the first three months of 2009, the Bank experienced cash inflows of $20.1 million of investments from principal payments and prepayments as well as $3.5 million in proceeds from sales of investments. The funds were reinvested in investment securities purchases totaling $7.2 million and funded new loan originations. These purchases were primarily purchased for use as collateral for wholesale repurchase agreements, FHLBB short-term and long-term advances and customer repurchase agreements. The Company intends to utilize future principal paydowns and maturities from the investment portfolio to fund future loan growth.
The net unrealized gains on securities available for sale as of March 31, 2009, totaled $6.9 million, or $4.2 million net of taxes. The unrealized gains are attributable to changes in interest rates. There are two corporate debt obligations and one preferred equity security on the Bank’s securities watch list due to their current credit ratings by external, independent rating agencies. Management believes that the Company will collect all amounts due on these investments in accordance with their contractual terms. The amortized cost of these investments totaled $6.5 million as of March 31, 2009, with an unrealized loss of $2.1 million, or 33.0% of amortized cost. These watch list securities recovered a significant portion of the unrealized losses during April 2009 and the unrealized losses totaled $1.4 million as of April 30, 2009. If a decline in value is determined to be other-than-temporary, a charge to earnings would be recognized at that time. Management is monitoring these securities on a monthly basis and has the intent and ability to hold these debt and preferred equity securities to maturity or for a reasonable period of time sufficient for a forecasted recovery of fair value.

The following table reflects the components and carrying values of the investment securities portfolio at March 31, 2009, and December 31, 2008:

	3/31/09				12/31/08
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(In thousands)
U.S. Treasury obligations	$5,572	$383	$—	$5,955	$5,578	$426	$—	$6,004
Government-sponsored enterprise obligations	15,381	243	—	15,624	15,485	240	(3)	15,722
Mortgage-backed securities	173,622	7,830	(13)	181,439	181,367	5,919	(80)	187,206
Collateralized mortgage obligations	38,579	726	(111)	39,194	46,725	379	(45)	47,059
Corporate obligations	6,448	—	(926)	5,522	6,433	—	(750)	5,683
Mutual funds	1,000	—	(32)	968	1,000	—	(42)	958
Equity securities	2,468	—	(1,225)	1,243	2,469	—	(540)	1,929

Total investment securities available for sale	$243,070	$9,182	$(2,307)	$249,945	$259,057	$6,964	$(1,460)	$264,561

Loans:
Total loans increased $27.3 million to $479.9 million and represented 61.7% of total assets at March 31, 2009, versus $452.6 million and 59.5% of total assets, respectively, at December 31, 2008. Retail loans, comprised primarily of residential mortgage loans, increased $9.9 million including $6.8 million of seasoned, 15-year fixed rate residential mortgage loans purchased during the first three months of 2009 while corporate loans, comprised mainly of construction and commercial real estate loans, increased $17.4 million during the same period. The increase is due to loan growth experienced in the commercial real estate and residential loan categories and reflects the continued strategic preference toward loan originations rather than investment security purchases. There has been increased demand from the Bank’s existing borrowers and increased loan opportunities from new customers as a result of the retrenchment by the large, multi-national banks in our market area.
The following table reflects the loan portfolio at March 31, 2009 and December 31, 2008:

	3/31/09	12/31/08
	(In thousands)
Residential real estate	$119,375	$109,276
Home equity	24,046	23,972
Consumer	589	831

Retail loans	144,010	134,079

Construction	55,931	61,769
Commercial real estate	247,007	222,977
Commercial business	32,998	33,796

Corporate loans	335,936	318,542

Total loans	479,946	452,621
Allowance for loan losses	(6,089)	(5,885)

Net loans	$473,857	$446,736

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008:

	Three months ended
	3/31/09	3/31/08
	(Dollars in thousands)
Beginning balance	$5,885	$4,810
Provision for loan losses	240	105
Recoveries on loans previously charged-off	1	1
Loans charged-off	(37)	(42)

Ending balance	$6,089	$4,874

Ratios:

Annualized net charge-offs to average loans outstanding	0.03%	0.05%
Allowance for loan losses to total loans at end of period	1.27%	1.31%
The allowance for loan losses increased to $6.1 million at March 31, 2009 as compared to $5.9 million and $4.8 million, respectively, at December 31, 2008 and March 31, 2008. The coverage of the allowance for loan losses decreased to 1.27% at March 31, 2009 from 1.31% at March 31, 2008 due to the loan growth of $27.3 million experienced during the first quarter of 2009 as compared to $14.5 million in the first quarter of 2008. Included in the $27.3 million growth in the first quarter of 2009 was a loan purchase of $6.8 million of seasoned, 15-year fixed rate residential mortgages. In addition, the mix of loans has increased towards retail loans, thereby allowing the coverage ratio to decline slightly as they represent less risky loans. The Company believes that asset quality remains high, as evidenced by the low levels of non-performing and delinquent loans. The Company considers the current level of the allowance for loan losses to be appropriate and adequate. The low levels of delinquent loans and sustained asset quality of the loan portfolio combined with minimal levels of loan charge-offs contributed to the assessment of the allowance for loan losses and resulted in the aforementioned modest decline in the allowance for loan loss coverage as a percentage of total loans from December 31, 2008 to March 31, 2009. The Company has not engaged in any subprime lending, which it views as one-to-four-family residential loans to a borrower with a credit score below 620 on a scale that ranges from 300 to 850.
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
Total risk assets were $2.7 million at both March 31, 2009 and December 31, 2008. Impaired loans are commercial and commercial real estate loans and individually significant residential mortgage loans for which management believes it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaled $3.2 million at both March 31, 2009 and December 31, 2008. All of the impaired loans at March 31, 2009, had been measured using the fair value of the collateral method with

$2.0 million requiring a valuation allowance of $200,000 and the remainder not requiring a related allowance. The Company had impaired loans totaling $607,000 at March 31, 2008.
The following table summarizes the Company’s risk assets at March 31, 2009, December 31, 2008 and March 31, 2008:

	3/31/09	12/31/08	3/31/08
	(Dollars in thousands)
Non-performing loans	$2,576	$2,606	$1,000
Other real estate owned	120	120	612

Total risk assets	$2,696	$2,726	$1,612

Risk assets as a percent of total loans and OREO	0.56%	0.60%	0.43%

Risk assets as a percent of total assets	0.35%	0.36%	0.24%

Deposits:
Deposits increased $25.0 million during the first three months of 2009 to $433.7 million at March 31, 2009 from $408.7 million at December 31, 2008. Core deposits, consisting of NOW accounts, demand deposit accounts, savings accounts and money market accounts, increased $11.4 million, or 6.4%, amounting to $189.0 million at March 31, 2009, compared to $177.6 million at December 31, 2008. Savings accounts experienced an increase of $8.0 million from December 31, 2008, to $64.2 million at March 31, 2009, primarily due to the higher-rate promotional accounts. NOW and demand deposit accounts increased $2.3 million and $1.3 million, respectively, from December 31, 2008, to $19.6 million and $28.9 million, respectively, at March 31, 2009, while money market accounts experienced a slight decline to $76.4 million at March 31, 2009. Term deposits comprised of brokered certificates of deposit and certificates of deposit increased $13.6 million, or 5.9%, totaling $244.7 million at March 31, 2009, versus $231.0 million at December 31, 2008. Brokered certificates of deposit decreased $3.4 million from December 31, 2008, to $29.4 million at March 31, 2009, while certificates of deposit increased $17.1 million to $215.3 million at March 31, 2009. The decrease in brokered deposits reflects a maturity of $3.4 million.
Due to the recent turmoil in the financial markets, the Bank has seen an inflow of deposits as evidenced by the 6.1% growth in total deposits during the first three months of 2009. However, the Company continues to face strong competition for deposits which will impact the rate of growth of deposits for the foreseeable future.
The following table reflects the components of the deposit portfolio at March 31, 2009 and December 31, 2008:

	3/31/09	12/31/08
	(In thousands)
NOW accounts	$19,559	$17,239
Demand deposit accounts	28,857	27,546
Savings accounts	64,218	56,251
Money market accounts	76,399	76,603

Core deposits	189,033	177,639

Brokered certificates of deposit	29,391	32,819
Certificates of deposit	215,263	198,205

Term deposits	244,654	231,024

Total deposits	$433,687	$408,663

Borrowed Funds:
Borrowed funds consist of long-term and short-term Federal Home Loan Bank of Boston (FHLBB) advances and securities sold under agreements to repurchase. Total borrowed funds amounted to $267.1 million at March 31, 2009, compared to $276.5 million at December 31, 2008, a decrease of $9.4 million. Short-term borrowed funds decreased $7.4 million from December 31, 2008, due primarily to payments of maturing short-term FHLBB advances of $6.0 million, while long-term FHLBB borrowed funds decreased $2.0 million due to payments of maturing advances. Wholesale repurchase agreements remained stable at $40 million at March 31, 2009 and December 31, 2008, respectively. The Company believes its borrowing position leaves the Company less vulnerable to rate fluctuations in the coming year.

The following table reflects the components of borrowings at March 31, 2009 and December 31, 2008:

	3/31/09	12/31/08
	(In thousands)
Long-term borrowed funds:
FHLBB long-term advances	$217,189	$219,228
Wholesale repurchase agreements	40,000	40,000

	257,189	259,228

Short-term borrowed funds:
FHLBB short-term borrowings	5,000	11,000
Customer repurchase agreements	4,896	6,262

	9,896	17,262

Total borrowed funds	$267,085	$276,490

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
SUMMARY
The Company reported net income available to common shareholders of $805,000, or $0.18 per diluted common share, as compared to net income of $916,000, or $0.20 per diluted common share, for the three months ended March 31, 2009 and 2008, respectively. The largest factor in the decline of quarterly net income was the increase in the FDIC deposit insurance premiums that totaled $391,000 for the first three months of 2009 versus $14,000 in the comparable quarter of 2008. This reflects an estimate for the increased assessment announced by the FDIC in March 2009. FHLB dividends were suspended for 2009 resulting in a decrease of $154,000 from the results for the comparable three-month period in 2008. Partially offsetting these impacts were gains on sales of investments of $227,000 in the first quarter of 2009 compared to none in the first three months of 2008.
Net Interest Income:
Net interest income for the three months ended March 31, 2009 increased by $683,000, or 17.6%, to $4.6 million from $3.9 million for the same period of 2008. The net interest rate spread increased to 2.14% for the three months ended March 31, 2009 versus 2.06% for the same period of 2008. Interest income for the three months ended March 31, 2009 increased $763,000 primarily due to higher average loan and investment security balances compared to the same period of 2008. Partially offsetting the increase in total interest income was an increase of $80,000 in total interest expense primarily due to an increase in average deposit and borrowed funds balances. Net interest margin decreased to 2.48% versus 2.52% for the quarters ended March 31, 2009 and 2008, respectively.
Interest Income:
Interest income increased $763,000, or 8.2%, during the first quarter of 2009 versus the same quarter in 2008, primarily due to a rise in average loan and investment security balances.
Average loan interest rates decreased 85 basis points from 6.68% to 5.83% during the first quarter of 2009 as compared to the same quarter of 2008, resulting in a decrease of $906,000 to interest income. Average loan balances rose $102.3 million, or 28.2%, from $362.4 million in 2008 to $464.7 million in 2009, contributing $1.6 million to interest income.
Average investment security interest rates decreased 22 basis points during the first quarter of 2009, from 5.07% in 2008 to 4.85% in 2009, resulting in a decrease of $188,000 to interest income. Average investment security balances rose $22.9 million, from $258.9 million in 2008 to $281.8 million in 2009, contributing $292,000 to interest income. In connection with the conservatorship of Fannie Mae and Freddie Mac, in the third quarter of 2008 future dividend payments ceased. During the first quarter of 2009, the Company recognized no dividend income from FNMA and FHLMC preferred stock while dividend income from its preferred stock investments of

$125,000 was recognized in the first quarter of 2008. FHLB stock dividends have also been suspended indefinitely. These dividends amounted to $154,000 in the first three months of 2008 compared to zero in 2009.
Interest Expense:
Interest expense increased $80,000, or 1.5%, during the first quarter of 2009, from $5.4 million in the first quarter of 2008 to $5.5 million in the first quarter of 2009, primarily due to the rise in average deposit and average borrowed funds volumes.
Average deposit interest rates decreased 80 basis points, from 3.54% to 2.74% in the first quarter of 2009 as compared to the same quarter of 2008, decreasing interest expense by $672,000. Average interest-bearing deposit balances increased by $97.0 million, from $296.7 million in 2008 to $393.7 million in 2009, accompanied by a change in the mix resulting in a preference for higher costing certificates of deposit, which increased interest expense by $719,000.
Average borrowed funds interest rates decreased 28 basis points from 4.44% in the first quarter of 2008 to 4.16% in the same quarter of 2009 resulting in a decrease of $146,000 to interest expense. Average borrowed funds balances rose $22.3 million, or 8.8%, from $252.1 million in 2008 to $274.3 million in 2009. This increase resulted in additional interest expense of $179,000 due primarily to an increase in longer term borrowed funds.
Provision for Loan Losses:
The provision for loan losses totaled $240,000 and $105,000 for the three months ended March 31, 2009 and 2008, respectively. The provisions in 2009 and 2008 reflect management’s analysis of loan growth and changes in risk during the first quarters of 2009 and 2008 with the highest levels of growth coming from the commercial real estate and residential loan portfolio. The balance of the allowance for loan losses has grown to $6.1 million at March 31, 2009, from $4.9 million at March 31, 2008, respectively.
Non-Interest Income:
Non-interest income increased $237,000 for the three months ended March 31, 2009, compared to the same period in 2008, to $731,000 in 2009 while amounting to $494,000 in 2008. The largest factor in the increase in 2009 was due to the gains on sales of investments of $227,000 as compared to $0 in the first quarter of 2008. Deposit account fees decreased $22,000, or 9.0%, to $223,000 from $245,000 for the three months ended March 31, 2009 and 2008, respectively, due mainly to a decrease of $13,000 in NOW account fees. Loan servicing fees increased by $13,000, or 33.3%, to $52,000 from $39,000 for the three months ended March 31, 2009 and 2008, respectively. Income on bank-owned life insurance increased $28,000 to $124,000 for the three months ended March 31, 2009 from $96,000 for the same period in 2008. Other income decreased to $105,000 from $114,000 for the three months ended March 31, 2009 and 2008, respectively.
Non-Interest Expense:
Non-interest expenses increased $801,000, or 28.4%, during the first quarter of 2009 to $3.6 million versus $2.8 million for the same period of 2008 primarily resulting from the increase of $377,000 in FDIC deposit insurance premiums which totaled $391,000 and $14,000 in the first three months of 2009 versus 2008, respectively. Salary and employee benefits increased $103,000, or 6.3%, to $1.7 million in the first quarter of 2009 from $1.6 million for the same period of 2008 due to the increase in head count for full staffing of the new Derry, New Hampshire, branch as well as an increase in medical insurance. Occupancy and equipment expense increased $22,000, or 6.3%, to $374,000 in the first quarter of 2009 from $352,000 in the same period of 2008 due mainly to an increase in building repairs and maintenance relating mainly to winter snow removal. Data processing expense amounted to $241,000 versus $234,000 in the first quarters of 2009 and 2008, respectively. Professional fees increased $54,000, or 41.2%, to $185,000 in the first quarter of 2009 from $131,000 in the first quarter of 2008 due primarily to an increase in outsourced consulting and legal fees. Marketing expense increased $89,000, or 167.9%, due to increased marketing campaigns for the opening of the new Derry, New Hampshire branch and for increased advertising of competitive deposit rates. OREO expense totaled $1,000 in the three months ended March 31, 2009 compared to $11,000 in 2008. Other expenses increased $159,000, or 41.1%, to $546,000 in the first quarter of 2009 from $387,000 in the same period of 2008 due primarily to an increase in loan workout expenses associated with one nonaccrual loan coupled with increases in printing costs, telephone expenses and office supplies, primarily in conjunction with the Derry, New Hampshire branch opening.
Income Taxes:
The Company reported an income tax expense of $476,000 for the three months ended March 31, 2009 for an effective income tax rate of 33.1%. This compares to an income tax expense of $540,000 for the three months ended March 31, 2008 or an effective income tax rate of 37.1%. The modest decrease in the effective tax rate in the first quarter of 2009 was due primarily to the non-taxable status of the BOLI income combined with a reduction of the state effective tax rate and the realizability of a state tax benefit on the sale of certain previously impaired investments. Subsidiaries within the consolidated group pay various state income tax rates and the mix of taxable earnings within the group can change.
On July 3, 2008, the state of Massachusetts enacted a law that reduced the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and 9% for tax years beginning on or after January 1, 2012 and thereafter.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended March 31, 2009 and 2008. Average loans include non-performing loans.

	Three months ended			Three months ended
	3/31/09			3/31/08
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Investment securities:
Short-term investments	$8,718	$4	0.19%	$7,612	$59	3.12%
U. S. Treasury and government- sponsored enterprise obligations	21,626	191	3.58	23,430	244	4.19
Corporate and other investment securities	20,040	128	2.59	23,574	376	6.41
Collateralized mortgage obligations and mortgage-backed securities	231,389	3,045	5.34	204,292	2,585	5.09

Total investment securities	281,773	3,368	4.85	258,908	3,264	5.07

Loans:
Residential real estate	116,158	1,613	5.63	82,566	1,161	5.66
Equity	23,795	249	4.24	22,444	321	5.75
Consumer	780	13	6.76	955	17	7.16

Total retail loans	140,733	1,875	5.40	105,965	1,499	5.69

Construction	58,942	764	5.26	45,765	830	7.29
Commercial real estate	233,099	3,667	6.38	182,797	3,208	7.06
Commercial	31,917	371	4.71	27,900	481	6.93

Total corporate loans	323,958	4,802	6.01	256,462	4,519	7.09

Total loans	464,691	6,677	5.83	362,427	6,018	6.68

Total interest-earning assets	746,464	10,045	5.46%	621,335	9,282	6.01%

Allowance for loan losses	(5,965)			(4,848)
Other assets	30,515			24,469

Total assets	$771,014			$640,956

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$18,183	$9	0.20%	$17,218	$8	0.19%
Regular savings accounts	59,686	219	1.49	29,574	44	0.60
Money market accounts	77,753	353	1.84	75,680	531	2.82
Certificates of deposit and escrow	238,094	2,078	3.54	174,209	2,029	4.68

Total interest-bearing deposits	393,716	2,659	2.74	296,681	2,612	3.54

Borrowed funds:
Long-term borrowed funds	259,003	2,774	4.34	245,156	2,745	4.50
Short-term borrowed funds	15,324	40	1.06	6,915	36	2.09

Total borrowed funds	274,327	2,814	4.16	252,071	2,781	4.44

Total interest-bearing liabilities	668,043	5,473	3.32%	548,752	5,393	3.95%

Non-interest-bearing deposits	28,267			27,968
Other liabilities	2,934			3,178

Total liabilities	699,244			579,898
Stockholders’ equity	71,770			61,058

Total liabilities and stockholders’ equity	$771,014			$640,956

Net interest rate spread			2.14%			2.06%

Net interest income		$4,572			$3,889

Net interest margin on average earning assets			2.48%			2.52%

LIQUIDITY AND CAPITAL RESOURCES:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank did not pay dividends to the Company in the first three months of 2009 and 2008, respectively.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, investment security maturities and amortization, increases in deposits, advances from the FHLBB and securities sold under agreements to repurchase.
Based on its monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Continued deposit growth during the remainder of 2009 will depend on several factors, including the interest rate environment and competitor pricing. The Company also considers the use of brokered certificates of deposit as an additional source of deposits and evaluates them in conjunction with its own retail certificates of deposit.
The Bank has a line of credit of $3.0 million with the FHLBB. At March 31, 2009, the entire $3.0 million was available. The Bank also has a line of credit with the Federal Reserve Bank of $16.2 million which was available in its entirety at March 31, 2009.
The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLBB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLBB at March 31, 2009 was $287.4 million, of which $222.2 million had been borrowed.
At March 31, 2009, the Company’s stockholders’ equity totaled $73.2 million, an increase of $1.1 million when compared to $72.1 million at December 31, 2008. The increase was primarily attributable to net income of $964,000 partially offset by cash dividends to common shareholders of $671,000 and cash dividends to preferred shareholders of $131,000.
Each of the Company and the Bank were “well-capitalized” for bank regulatory purposes as of March 31, 2009. The following table presents the Company’s and the Bank’s capital ratios at March 31, 2009 and December 31, 2008:

	Regulatory Threshold
	for “Well Capitalized”
	Category	03/31/09	12/31/08
LSB Corporation Tier 1 risk-based	6.0%	12.87%	13.30%
River Bank Tier 1 leverage ratio	5.0%	8.00%	8.18%
River Bank Tier 1 risk-based	6.0%	11.59%	11.83%
River Bank total risk-based	10.0%	12.73%	12.97%
The decrease in the Company’s and the Bank’s regulatory capital ratios was primarily attributable to the increase in total assets since December 31, 2008.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Management believes there have been no material changes to the discussion under the sub-caption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2008 Annual Report on Form 10-K which is incorporated by reference.
ITEM 4: CONTROLS AND PROCEDURES
The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-

15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date the Company’s disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
During the period covered by this quarterly report, there were no changes in the Company’s internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Bank is involved in various legal proceedings incidental to its business. During the three months ended March 31, 2009, no new legal proceeding was filed or terminated and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
ITEM 1A. RISK FACTORS
Other than those new risk factors discussed below, management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2008.
If the Company’s investment in the Federal Home Loan Bank of Boston becomes impaired, its earnings and stockholders’ equity could decrease. The Company is required to own common stock of the FHLBB to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. The aggregate cost and fair value of the Company’s FHLBB common stock as of December 31, 2008 was $11.8 million based on its cost. FHLBB common stock is not a marketable security. On April 20, 2009, the FHLBB filed its Annual Report on Form 10-K, which showed a net loss of $115.8 million for the year ended December 31, 2008, primarily attributable to $381.7 million in charges related to the other-than-temporary impairment of certain private-label mortgage-backed securities as of December 31, 2008. Further, the FHLBB suspended dividends on its common stock for the quarter ended December 31, 2008, and has disclosed that, based on current information, dividend payments on its common stock in 2009 are unlikely. These and other developments could put into question whether the fair value of FHLBB common stock owned by the Company was less than its carrying value. Consequently, the Company believes that there is a risk that its investment in FHLBB common stock could be deemed impaired at some time in the future, and, if this occurs, it would cause the Company’s earnings and stockholders’ equity to decrease by the amount of the impairment charge.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.
(c)	On April 26, 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. During 2008 and 2007, 64,620 and 90,356 shares, respectively, were repurchased under this program. The Company has placed no deadline on the duration of the repurchase program. As a result of the impairment charge taken in the third quarter of 2008, the Company suspended its stock repurchases until further notice. As a result of the Company’s participation in the Capital Purchase Program, the Company is not permitted to re-instate the repurchase program without the U. S. Departments of the Treasury’s consent prior to December 12, 2011, unless the Company has redeemed the Senior Preferred Stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Stockholders was held on May 5, 2009. At the Annual Meeting, Kathleen Boshar Reynolds, Thomas J. Burke and Marsha A. McDonough were elected Class A Directors to serve until the 2012 Annual Meeting and until their successors are elected and qualified. The terms of the remaining Class C Directors John P. Bachini, Jr., Robert F. Hatem, and Gerald T. Mulligan continue until 2011. The terms of the remaining Class B Directors Malcolm W. Brawn, Richard Hart Harrington and Fred P. Shaheen, continue until the

2010 Annual Meeting. Also at the Annual Meeting, the stockholders approved the compensation of the Company’s executive officers in an advisory (non-binding) vote and ratified the appointment of Wolf & Company, P.C. as the Company’s independent registered public accounting firm for the fiscal year 2009. A tabulation of the votes cast for, against or withheld and of abstentions and broker non-votes as to each matter presented, including a separate tabulation with respect to each Director nominee, is set forth below:
Proposal 1. Election of three Class A Directors for a three-year term.

Director Nominee	For	Withheld
Kathleen Boshar Reynolds	3,838,068	191,817
Thomas J. Burke	3,820,105	209,780
Marsha A. McDonough	3,838,407	191,478
Proposal 2. Approval of executive officers’ compensation in an advisory (non-binding) vote.

For	3,487,120
Against	224,018
Abstain	318,747
Proposal 3. Ratification of Appointment of Wolf & Company, P.C.

For	3,995,033
Against	28,265
Abstain	6,587
ITEM 5. OTHER INFORMATION
(a)	None

(b)	None
ITEM 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION

May 13, 2009	/s/ Gerald T. Mulligan Gerald T. Mulligan
President and Chief Executive Officer

May 13, 2009	/s/ Diane L. Walker Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the three months ended March 31, 2009
EXHIBIT INDEX