Form 10-Q
period 2009-06-30
LSB CORP
filed 2009-08-12
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20529
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Yes ☐            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2009

Common Stock, par value $.10 per share	4,499,936 shares

LSB CORPORATION AND SUBSIDIARY
INDEX
PART I – FINANCIAL INFORMATION

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$8,555	$6,859
Federal funds sold	17,916	6,469

Total cash and cash equivalents	26,471	13,328
Investment securities available for sale (amortized cost of $222,103 in 2009 and $259,057 in 2008)	228,920	264,561
Federal Home Loan Bank stock, at cost	11,825	11,825
Loans, net of allowance for loan losses	495,347	446,736
Premises and equipment	6,331	5,528
Accrued interest receivable	2,686	2,720
Deferred income tax asset, net	4,094	4,447
Bank-owned life insurance	10,890	10,641
Other real estate owned	120	120
Other assets	1,470	1,418

Total assets	$788,154	$761,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Core deposits	$202,029	$177,639
Term deposits	246,702	231,024

Total deposits	448,731	408,663
Long-term borrowed funds	254,150	259,228
Short-term borrowed funds	7,044	17,262
Advance payments by borrowers for taxes and insurance	632	619
Other liabilities	3,753	3,410

Total liabilities	714,310	689,182

Stockholders’ equity:
Preferred stock, Series A, $.10 par value per share: 5,000,000 shares authorized, none issued	—	—
Cumulative perpetual preferred stock, Series B, (liquidation preference $1,000 per share) 15,000 shares authorized and issued	14,510	14,455
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,474,286 and 4,470,941 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	447	447
Additional paid-in capital	60,223	60,179
Accumulated deficit	(5,493)	(6,250)
Accumulated other comprehensive income, net of tax	4,157	3,311

Total stockholders’ equity	73,844	72,142

Total liabilities and stockholders’ equity	$788,154	$761,324

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except share data)
Interest and dividend income:
Loans	$7,077	$6,049	$13,754	$12,067
Investment securities available for sale	3,003	3,356	6,367	6,408
Federal Home Loan Bank stock	—	102	—	256
Short term interest income	7	53	11	112

Total interest and dividend income	10,087	9,560	20,132	18,843

Interest expense:
Deposits	2,585	2,433	5,245	5,046
Long-term borrowed funds	2,770	2,861	5,544	5,606
Short-term borrowed funds	4	41	43	78

Total interest expense	5,359	5,335	10,832	10,730

Net interest income	4,728	4,225	9,300	8,113

Provision for loan losses	460	400	700	505

Net interest income after provision for loan losses	4,268	3,825	8,600	7,608

Non-interest income:
Deposit account fees	234	267	457	512
Loan servicing fees, net	65	35	116	73
Gains on sales of investments	232	—	458	—
Income on bank-owned life insurance	124	96	249	192
Other income	119	112	225	227

Total non-interest income	774	510	1,505	1,004

Non-interest expense:
Salaries and employee benefits	1,627	1,631	3,370	3,270
Occupancy and equipment	346	321	720	673
Data processing	233	243	473	477
Professional	152	132	337	262
Marketing	117	194	259	246
Other real estate owned	—	44	2	55
Deposit insurance	369	14	760	28
Other	613	403	1,158	792

Total non-interest expense	3,457	2,982	7,079	5,803

Income before income tax expense	1,585	1,353	3,026	2,809
Income tax expense	524	410	1,001	950

Net income	1,061	943	2,025	1,859
Preferred stock dividends and accretion	(215)	—	(374)	—

Net income available to common shareholders	$846	$943	$1,651	$1,859

Average common shares outstanding	4,471,382	4,459,710	4,471,163	4,476,523
Common stock equivalents	1,683	22,093	882	23,551

Average diluted common shares outstanding	4,473,065	4,481,803	4,472,045	4,500,074

Basic earnings per share	$0.19	$0.21	$0.36	$0.41

Diluted earnings per share	$0.19	$0.21	$0.36	$0.41

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008 AND THE
SIX MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Income	Equity
	(In thousands, except share data)
Balance at December 31, 2007	$—	$452	$60,382	$(934)	$398	$60,298
Net loss	—	—	—	(2,723)	—	(2,723)
Other comprehensive income - Unrealized gain on securities available for sale, (tax effect $1,935)	—	—	—	—	2,913	2,913

Total comprehensive income	—	—	—	—	—	190
Stock-based compensation	—	—	156	—	—	156
Issuance of preferred stock, net of discount $549	14,451	—	—	—	—	14,451
Accretion of discount on preferred stock	4	—	—	(4)	—	—
Fair value of warrants issued with preferred stock	—	—	549	—	—	549
Exercise of stock options and tax benefits (9,500 shares)	—	1	120	—	—	121
Common stock repurchased (64,620 shares)	—	(6)	(1,028)			(1,034)
Dividends declared and paid ($0.58 per share)	—	—	—	(2,589)	—	(2,589)

Balance at December 31, 2008	14,455	447	60,179	(6,250)	3,311	72,142

Net income	—	—	—	2,025	—	2,025
Other comprehensive income -
Unrealized gain on securities available for sale, (tax effect $467)	—	—	—	—	846	846

Total comprehensive income				—	—	2,871
Stock-based compensation	—	—	14	—	—	14
Accretion of discount on preferred stock	55	—	—	(55)	—	—
Exercise of stock options (3,345 shares)	—	—	30	—	—	30
Dividends paid on Series B preferred stock 5%	—	—	—	(319)	—	(319)
Dividends declared and paid ($0.20 per common share)	—	—	—	(894)	—	(894)

Balance at June 30, 2009	$14,510	$447	$60,223	$(5,493)	$4,157	$73,844

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income before preferred stock dividends and accretion	$2,025	$1,859
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	505
Gains on sales of investments	(458)	—
Net accretion of investment securities	(393)	(283)
Depreciation and amortization of premises and equipment	290	312
Decrease (increase) in accrued interest receivable	34	(37)
Deferred income tax benefit	(115)	(312)
Stock-based compensation	14	32
Increase in cash surrender value of Bank-owned life insurance	(249)	(192)
(Increase) decrease in other assets	(52)	5
Increase in other liabilities	343	93

Net cash provided by operating activities	2,139	1,982

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	7,987	750
Proceeds from sales of investment securities available for sale	8,291	—
Purchases of investment securities available for sale	(24,288)	(51,210)
Purchases of FHLBB stock	—	(1,498)
Principal payments of investment securities available for sale	45,816	24,441
Loan originations, net of principal payments	(42,474)	(52,275)
Loans purchased	(6,837)	—
Purchases of premises and equipment	(1,093)	(1,004)

Net cash used in investing activities	(12,598)	(80,796)

Cash flows from financing activities:
Net increase in deposits	40,068	50,197
Additions to long-term borrowed funds	—	58,000
Payments on long-term borrowed funds	(5,078)	(19,075)
Net (decrease) increase in short-term borrowed funds	(10,218)	3,187
Increase (decrease) in advance payments by borrowers	13	(17)
Dividends paid to preferred shareholders	(319)	—
Dividends paid to common shareholders	(894)	(1,251)
Proceeds from exercise of stock options	30	27
Common stock repurchased	—	(1,035)

Net cash provided by financing activities	23,602	90,033

Net increase in cash and cash equivalents	13,143	11,219
Cash and cash equivalents, beginning of period	13,328	7,550

Cash and cash equivalents, end of period	$26,471	$18,769

Cash paid during the period for:
Interest on deposits	$5,257	$5,037
Interest on borrowed funds	5,654	5,617
Income taxes	1,235	1,494
Supplemental noncash investing and financing activities:
Transfers to other real estate owned	—	692
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are currently insured by the Deposit Insurance Fund of the FDIC up to $250,000 per depositor, as defined by the FDIC (which level is permanent for certain retirement accounts, including IRAs, but temporary for all other deposit accounts through December 31, 2013), and the Depositors Insurance Fund (“DIF”) of Massachusetts, a private industry-sponsored insurer, for customer deposit amounts in excess of FDIC insurance limits. The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, River Bank, and the Bank’s wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. In the opinion of management, the accompanying Consolidated Financial Statements reflect all necessary adjustments consisting of normal recurring adjustments for fair presentation. Certain amounts in prior periods may be re-classified to conform to the current presentation.
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

2.	INVESTMENTS
The following table reflects the components and carrying values of the investment securities portfolio at June 30, 2009, and December 31, 2008:

	6/30/09				12/31/08
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(In thousands)

U.S. Treasury obligations	$5,567	$227	$—	$5,794	$5,578	$426	$—	$6,004
Government-sponsored enterprise obligations	14,215	140	(12)	14,343	15,485	240	(3)	15,722
Mortgage-backed securities	167,192	6,712	(37)	173,867	181,367	5,919	(80)	187,206
Collateralized mortgage obligations	27,192	489	(69)	27,612	46,725	379	(45)	47,059
Corporate obligations	4,469	6	(236)	4,239	6,433	—	(750)	5,683
Mutual funds	1,000	—	(35)	965	1,000	—	(42)	958
Equity securities	2,468	—	(368)	2,100	2,469	—	(540)	1,929

Total investment securities available for sale	$222,103	$7,574	$(757)	$228,920	$259,057	$6,964	$(1,460)	$264,561

The net unrealized gains on securities available for sale as of June 30, 2009 totaled $6.8 million, or $4.2 million net of taxes. The unrealized gains are attributable to changes in interest rates. There are two corporate debt obligations and one preferred equity security on the Bank’s securities watch list due to their current credit ratings by external, independent rating agencies. Management believes that the Company will collect all amounts due on these investments in accordance with their contractual terms. The amortized cost of these investments totaled $6.5 million as of June 30, 2009, with an unrealized loss of $604,000, or 9.2% of amortized cost. These watch list securities recovered a significant portion of the unrealized losses during the second quarter of 2009 due to the improved outlook of the three underlying entities. If a decline in value is determined to be other-than-temporary, a charge to earnings would be recognized at that time. Management is monitoring these securities on a monthly basis, does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost. Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2009. The remainder of the unrealized losses resulted from changes in interest rates and are not material as of June 30, 2009.
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(In thousands)
Government-sponsored enterprise obligations	$6,002	$(12)	$—	$—	$6,002	$(12)
Mortgage-backed securities	2,053	(4)	1,926	(33)	3,979	(37)
Collateralized mortgage Obligations	2,592	(60)	1,003	(9)	3,595	(69)
Corporate obligations	—	—	2,246	(236)	2,246	(236)
Mutual funds	—	—	965	(35)	965	(35)
Equity securities	—	—	1,672	(368)	1,672	(368)

Total temporarily impaired securities	$10,647	$(76)	$7,812	$(681)	$18,459	$(757)

The Company realized gains of $458,000 on the sale of $8.3 million of investments available for sale in the first six months of 2009, including $8,000 from the sale of a debt security that was on the Company’s watch list as of December 31, 2008.
The following table is a summary of the contractual maturities of debt securities available for sale at June 30, 2009. These amounts exclude mutual funds and equity securities, which have no contractual maturities. Mortgage-backed securities consist of FHLMC, FNMA, and GNMA certificates. Mortgage-backed securities and collateralized mortgage obligations are shown at their final contractual maturity date but are expected to have shorter average lives.

	Amortized Cost	Fair Value
	(In thousands)

U.S. Treasury and government-sponsored enterprise obligations:
Within 1 year	$501	$502
2 to 5 years	19,281	19,635

Subtotal	19,782	20,137

Mortgage-backed securities	167,192	173,867

Collateralized mortgage obligations:
2 to 5 years	78	78
After 5 years	27,114	27,534

Subtotal	27,192	27,612

Corporate obligations:
Within 1 year	4,469	4,239

Total debt securities available for sale	$218,635	$225,855

3.	CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. During the quarter ended June 30, 2009, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.

4.	FAIR VALUES OF ASSETS AND LIABILITIES
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides a framework for measuring fair value under generally accepted accounting principles. Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and did not have a material impact on the Company’s Consolidated Financial Statements.
In accordance with SFAS 157, the Corporation groups its assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
Assets measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008, are summarized below. There are no liabilities measured at fair value.

	Quoted Prices in
	Active Markets		Significant
	For Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs	Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
June 30, 2009:
Investment securities available for sale	$7,466	$221,029	$425	$228,920

December 31, 2008:
Investment securities available for sale	$7,504	$256,632	$425	$264,561

The table below presents the changes in Level 3 assets measured at fair value on a recurring basis:

	Six months ended June 30,
	2009	2008
	(In thousands)
Balance as of beginning of period	$425	$425
Total realized/unrealized gains (losses) included in net income	—	—

Balance as of end of period	$425	$425

Change in unrealized gains/(losses) relating to instruments still held at the reporting date	$—	$—

The investments carried under Level 3 assumptions are carried at par value since all redemptions have been made at par value and represent non-marketable securities.

Assets measured at fair value on a non-recurring basis
The Company may be required, from time to time, to measure certain other assets and liabilities on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at June 30, 2009.

	Level 1	Level 2	Level 3	Total Losses
		(In thousands)
At or for the six months ended June 30, 2009:
Impaired loans	$—	$—	$1,600	$(351)
Other real estate owned	—	—	120	—

	$—	$—	$1,720	$(351)

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
The consolidated balance sheet reports financial assets and financial liabilities at their carrying value, in some instances carrying value and fair value are the same amount, as presented in the following table.
The estimated fair values of the Company’s financial instruments at June 30, 2009, and December 31, 2008 follow:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)
Financial assets:
Cash and due from banks	$8,555	$8,555	$6,859	$6,859
Short-term investments	17,916	17,916	6,469	6,469
Investment securities available for sale	228,920	228,920	264,561	264,561
Federal Home Loan Bank stock	11,825	11,825	11,825	11,825
Accrued interest receivable	2,686	2,686	2,720	2,720
Loans, net	495,347	489,602	446,736	446,609
Financial liabilities:
Deposits	448,731	453,584	408,663	414,082
Borrowed funds	261,194	278,247	276,490	297,385
Mortgagors’ escrow accounts	632	632	619	619
Accrued interest payable	1,027	1,027	1,106	1,106
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
5. RECENT ACCOUNTING PRONOUNCEMENTS
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
In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Statement does not result in significant changes in current recognition or disclosure standards, but requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 also clarifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and did not have a material impact on the Company but may result in additional financial statement disclosures. For purposes of this accounting standard, the Company has evaluated subsequent events through August 12, 2009, the date these Consolidated Financial Statements were issued.
In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”) and Statement No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The two standards were issued to improve and simplify accounting standards for special-purpose entities, to improve the comparability and consistency in accounting for transferred financial assets, and to enhance disclosure about the transferor’s obligation or continuing involvement in the transferred financial assets. SFAS 166 and SFAS 167 are effective for calendar year companies on January 1, 2010. The adoption of SFAS 166 and SFAS 167 are not expected to have a material impact on the Company.
In June 2009, the FASB approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company during its interim period ending September 30, 2009 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In April 2009, the FASB issued three related Staff Positions to (1) clarify the guidance in Statement No. 157 for fair value measurement in inactive markets, (2) modify Statement No. 115 for recognition and measurement of other-than-temporary impairments of debt securities and require additional disclosures for interim and annual periods and (3) require companies to disclose the fair values of financial instruments in accordance with Statement No. 107 in interim periods. These Staff Positions are effective for interim and annual periods ending after June 15, 2009. These Staff Positions did not have a material impact on the Company’s Consolidated Financial Statements.
In April 2009, the FASB issued a Staff Position “FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies”. This Staff Position clarified the guidance in Statement No. 141(R) for business combinations regarding its initial recognition and measurement, subsequent measurement and accounting, and enhanced disclosure of assets acquired and liabilities assumed. The final Staff Position was effective for business combinations with an acquisition date and annual reporting periods beginning on or after December 15, 2008. This Staff Position did not have a material impact on the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this report, the Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Such forward-looking statements are expressions of management’s expectations as of the date of this report regarding future events or trends and which do not relate to historical matters. Such expectations may or may not be realized, depending on a number of variable factors, including, but not limited to, changes in interest rates, general economic conditions, including real estate conditions in the Bank’s lending areas, regulatory considerations and competition. For more information about these factors, please see our 2008 Annual Report on Form 10-K on file with the SEC, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As a result of such risk factors and uncertainties, among others, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.
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
EXECUTIVE LEVEL OVERVIEW
The Company recorded second quarter 2009 net income available to common shareholders of $846,000, or $0.19 per diluted common share, as compared to net income of $943,000, or $0.21 per diluted common share, for the second quarter of 2008. The largest factor in the quarter’s results as compared to 2008 was the increase in the FDIC deposit insurance premiums from $14,000 for the second quarter of 2008 to $369,000 for the second quarter of 2009 which was partially offset by gains on sales of investments in the second quarter of 2009 totaling $232,000.

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
Income tax expense is directly related to earnings of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, as well as the mix of earnings among the different entities, would also affect the amount of income tax expense reported and the overall effective income tax rate recorded.
The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company’s net interest income for the three months ended June 30, 2009 was $4.7 million, a 11.9% increase from $4.2 million for the comparable period in 2008, primarily due to sustained loan growth. The Company’s continued emphasis on increasing loan originations instead of purchasing lower-yielding investment securities favorably affected net interest income during the quarter and six months ended June 30, 2009.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $788.2 million at June 30, 2009, compared to $761.3 million at December 31, 2008. The increase in asset size at June 30, 2009 from December 31, 2008 reflected strong loan growth of $49.1 million since year-end 2008 augmented by an increase of $11.4 million in federal funds sold and partially offset by a decrease in the investment portfolio since December 31, 2008.
Investments:
The investment securities portfolio totaled $228.9 million, or 29.0% of total assets at June 30, 2009, a decrease of $35.6 million, compared to $264.6 million, or 34.8% of total assets at December 31, 2008.
During the first six months of 2009, the Bank experienced cash inflows of $45.8 million of investments from principal payments and prepayments as well as $8.3 million in proceeds from sales of investments. The funds were reinvested in investment securities purchases totaling $24.3 million and funded new loan originations. These purchases were primarily for use as collateral for wholesale repurchase agreements, FHLBB short-term and long-term advances and customer repurchase agreements. The Company intends to utilize future principal paydowns and maturities from the investment portfolio to fund future loan growth.
Loans:
Total loans increased $49.1 million to $501.7 million and represented 63.7% of total assets at June 30, 2009, versus $452.6 million and 59.5% of total assets, respectively, at December 31, 2008. Retail loans, comprised primarily of residential mortgage loans, increased $16.1 million including $6.8 million of seasoned, 15-year fixed rate residential mortgage loans purchased during the first six months of 2009 while corporate loans, comprised mainly of construction and commercial real estate loans, increased $33.0 million during the same period. The increase is due to loan growth experienced in the commercial real estate and residential loan categories and reflects the continued strategic preference toward loan originations rather than investment security purchases. There has been increased demand from the Bank’s existing borrowers and increased loan opportunities from new customers as a result of the retrenchment by the large, multi-national banks in our market area.
The following table reflects the loan portfolio at June 30, 2009 and December 31, 2008:

	6/30/09	12/31/08
	(In thousands)
Residential real estate	$124,456	$109,276
Home equity lines and second mortgages	25,123	23,972
Consumer	615	831

Retail loans	150,194	134,079

Construction and land development	80,442	78,169
Commercial real estate	241,484	206,577
Commercial business	29,626	33,796

Corporate loans	351,552	318,542

Total loans	501,746	452,621
Allowance for loan losses	(6,399)	(5,885)

Net loans	$495,347	$446,736

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	6/30/09	6/30/08	6/30/09	6/30/08
		(Dollars in thousands)
Beginning balance	$6,089	$4,874	$5,885	$4,810
Provision for loan losses	460	400	700	505
Recoveries on loans previously charged-off	1	1	2	2
Loans charged-off	(151)	(37)	(188)	(79)

Ending balance	$6,399	$5,238	$6,399	$5,238

Ratios:
Annualized net charge-offs to average loans outstanding	0.12%	0.02%	0.08%	0.04%
Allowance for loan losses to total loans at end of period	1.28%	1.28%	1.28%	1.28%
The allowance for loan losses increased to $6.4 million at June 30, 2009 compared to $5.9 million and $5.2 million, respectively, at December 31, 2008 and June 30, 2008. The coverage of the allowance for loan losses remained stable at 1.28% at June 30, 2009 and June 30, 2008, respectively, due to the loan growth of $49.1 million experienced during the first six months of 2009 as compared to $51.5 million in the first six months of 2008. Included in the loan growth of $49.1 million in the first six months of 2009 was the loan purchase of $6.8 million of seasoned, 15-year fixed rate residential mortgages discussed above. The Company believes that asset quality remains high, as evidenced by the relatively low levels of non-performing and delinquent loans as a percentage of total loans and OREO or total assets as defined below. See “Risk Assets” below. The low levels of delinquent loans and sustained asset quality of the loan portfolio combined with minimal levels of loan charge-offs contributed to the assessment of the allowance for loan losses and resulted in the aforementioned stability in the allowance for loan loss coverage as a percentage of total loans from December 31, 2008 to June 30, 2009. The Company has not engaged in any subprime lending, which it views as one-to-four-family residential loans to a borrower with a credit score below 620 on a scale that ranges from 300 to 850.
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
Total risk assets were $4.3 million at June 30, 2009, compared to $2.7 million at December 31, 2008. Impaired loans are commercial and commercial real estate loans and individually significant residential mortgage loans for which management believes it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaled $4.0 million and $3.1 million at June 30, 2009 and December 31, 2008, respectively. All of the impaired loans at June 30, 2009, had been measured using the fair value of the collateral method with $1.8 million requiring a valuation allowance of $200,000 and the remainder not requiring a related allowance. The Company had impaired loans totaling $1.3 million at June 30, 2008.
The following table summarizes the Company’s risk assets at June 30, 2009, December 31, 2008 and June 30, 2008:

	6/30/09	12/31/08	6/30/08
	(Dollars in thousands)
Non-performing loans	$4,139	$2,606	$1,455
Other real estate owned	120	120	692

Total risk assets	$4,259	$2,726	$2,147

Risk assets as a percent of total loans and OREO	0.85%	0.60%	0.52%

Risk assets as a percent of total assets	0.54%	0.36%	0.30%

Deposits:
Deposits increased $40.1 million during the first six months of 2009 to $448.7 million at June 30, 2009 from $408.7 million at December 31, 2008. Core deposits, consisting of NOW accounts, demand deposit accounts, savings accounts and money market accounts, increased $24.4 million, or 13.7%, amounting to $202.0 million at June 30, 2009, compared to $177.6 million at December 31, 2008. Savings accounts experienced an increase of $16.6 million from December 31, 2008, to $72.9 million at June 30, 2009, primarily due to the higher-rate promotional accounts. NOW and demand deposit accounts increased $1.0 million and $3.6 million, respectively, from December

31, 2008, to $18.2 million and $31.1 million, respectively, at June 30, 2009, while money market accounts increased $3.2 million to $79.8 million at June 30, 2009. Term deposits comprised of brokered certificates of deposit and certificates of deposit increased $15.7 million, or 6.8%, totaling $246.7 million at June 30, 2009, versus $231.0 million at December 31, 2008. Certificates of deposit increased $19.1 million to $217.3 million at June 30, 2009, while brokered certificates of deposit decreased $3.4 million from December 31, 2008, to $29.4 million at June 30, 2009. The decrease in brokered deposits reflects a maturity of $3.4 million.
Due to the recent turmoil in the financial markets, the Bank has seen an inflow of deposits as evidenced by the 9.8% growth in total deposits during the first six months of 2009. However, the Company continues to face strong competition for deposits which will impact the rate of growth of deposits for the foreseeable future.
The following table reflects the components of the deposit portfolio at June 30, 2009 and December 31, 2008:

	6/30/09	12/31/08
	(In thousands)
NOW accounts	$18,199	$17,239
Demand deposit accounts	31,133	27,546
Savings accounts	72,899	56,251
Money market accounts	79,798	76,603

Core deposits	202,029	177,639

Brokered certificates of deposit	29,391	32,819
Certificates of deposit	217,311	198,205

Term deposits	246,702	231,024

Total deposits	$448,731	$408,663

Borrowed Funds:
Borrowed funds consist of long-term and short-term Federal Home Loan Bank of Boston (FHLBB) advances and securities sold under agreements to repurchase. Total borrowed funds amounted to $261.2 million at June 30, 2009, compared to $276.5 million at December 31, 2008, a decrease of $15.3 million or 5.5%. Short-term borrowed funds decreased $10.2 million from December 31, 2008, due primarily to payments of maturing short-term FHLBB advances of $11.0 million, while long-term FHLBB borrowed funds decreased $5.1 million due maturing advances. Wholesale repurchase agreements remained stable at $40 million at June 30, 2009 and December 31, 2008, respectively. The Company reduced its borrowing position with a view toward lessening the Company’s exposure to rate fluctuations that may occur in the coming year.
The following table reflects the components of borrowings at June 30, 2009 and December 31, 2008:

	6/30/09	12/31/08
	(In thousands)
Long-term borrowed funds:
FHLBB long-term advances	$214,150	$219,228
Wholesale repurchase agreements	40,000	40,000

	254,150	259,228

Short-term borrowed funds:
FHLBB short-term borrowings	—	11,000
Customer repurchase agreements	7,044	6,262

	7,044	17,262

Total borrowed funds	$261,194	$276,490

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
SUMMARY
The Company reported net income available to common shareholders of $846,000, or $0.19 per diluted common share, as compared to net income of $943,000, or $0.21 per diluted common share, for the three months ended June 30, 2009 and 2008, respectively. The largest factor in the decline of quarterly net income was the increase in the FDIC deposit insurance premiums that totaled $369,000 for the three months ended June 30, 2009 versus $14,000 in the comparable quarter of 2008. This includes the special deposit assessment by the FDIC in May 2009. Other significant factors were the elimination of Fannie Mae and Freddie Mac preferred stock dividends and the suspension of FHLBB dividends that together resulted in a decrease of $310,000 for 2009 from the results for the comparable three-month period in 2008. Partially offsetting these impacts were gains on sales of investments of $232,000 in the quarter ended June 30, 2009 compared to none in the comparable three month period in 2008.
Net Interest Income:
Net interest income for the three months ended June 30, 2009 increased by $503,000, or 11.9%, to $4.7 million from $4.2 million for the same period of 2008. The net interest rate spread increased slightly to 2.17% for the three months ended June 30, 2009 versus 2.16% for the same period of 2008. Interest income for the three months ended June 30, 2009 increased $527,000 or 5.5% primarily due to higher average loan balances compared to the same period of 2008. Partially offsetting the increase in total interest income was an increase of $24,000 in total interest expense primarily due to an increase in average deposit balances. Net interest margin decreased to 2.52% versus 2.54% for the quarters ended June 30, 2009 and 2008, respectively.
Interest Income:
Interest income increased $527,000, or 5.5%, during the second quarter of 2009 versus the same quarter in 2008, primarily due to a rise in average loan balances.
Average loan interest rates decreased 47 basis points from 6.29% to 5.82% during the second quarter of 2009 as compared to the same quarter of 2008, resulting in a decrease of $485,000 to interest income. Average loan balances rose $100.5 million, or 26.0%, from $387.1 million in 2008 to $487.5 million in 2009, contributing $1.5 million to interest income.
Average investment security interest rates decreased 46 basis points during the second quarter of 2009, from 5.00% in 2008 to 4.54% in 2009, resulting in a decrease of $268,000 to interest income. Average investment security balances declined $16.3 million, from $282.2 million in 2008 to $265.9 million in 2009, resulting in a decrease of $233,000 to interest income. In connection with the conservatorship of Fannie Mae and Freddie Mac, in the third quarter of 2008 future dividend payments by those entities ceased. During the second quarter of 2009, the Company recognized no dividend income from FNMA and FHLMC preferred stock compared to dividend income from its preferred stock investments of $208,000 that was recognized in the second quarter of 2008. FHLB stock dividends have also been suspended indefinitely. These dividends amounted to $102,000 in the three months ended June 30, 2008 compared to zero in 2009.
Interest Expense:
Interest expense increased $24,000 during the second quarter of 2009, from $5.3 million in the second quarter of 2008 to $5.4 million in the second quarter of 2009, primarily due to the rise in average deposit volumes.
Average deposit interest rates decreased 52 basis points, from 3.06% to 2.54% in the second quarter of 2009 as compared to the same quarter of 2008, decreasing interest expense by $485,000. Average interest-bearing deposit balances increased by $89.5 million, from $319.4 million in 2008 to $408.8 million in 2009, accompanied by a change in the mix resulting in a preference for higher costing certificates of deposit, which increased interest expense by $637,000.

Average borrowed funds interest rates rose 5 basis points from 4.19% in the second quarter of 2008 to 4.24% in the same quarter of 2009 resulting in an increase of $20,000 to interest expense. Average borrowed funds balances decreased $16.3 million, or 5.8%, from $278.9 million in 2008 to $262.6 million in 2009. This increase resulted in a decline to interest expense of $148,000 due primarily to maturities of longer term borrowed funds with lower yields.
Provision for Loan Losses:
The provision for loan losses totaled $460,000 and $400,000 for the three months ended June 30, 2009 and 2008, respectively. The provisions in 2009 and 2008 reflect management’s analysis of loan growth and changes in risk during the second quarters of 2009 and 2008 with the highest levels of growth coming from the commercial real estate and residential loan portfolio. The balance of the allowance for loan losses has grown to $6.4 million at June 30, 2009, from $5.2 million at June 30, 2008.
Non-Interest Income:
Non-interest income increased $264,000 for the three months ended June 30, 2009, compared to the same period in 2008, to $774,000 in 2009 while amounting to $510,000 in 2008. The largest factor in the increase in 2009 was due to the gains on sales of investments of $232,000 as compared to $0 in the second quarter of 2008. Deposit account fees decreased $33,000, or 12.4%, to $234,000 from $267,000 for the three months ended June 30, 2009 and 2008, respectively, due mainly to a decrease of $29,000 in NOW account fees. Loan servicing fees increased by $30,000, or 85.7%, to $65,000 from $35,000 for the three months ended June 30, 2009 and 2008, respectively, due to the increase in the number of loans processed. Income on bank-owned life insurance increased $28,000 to $124,000 for the three months ended June 30, 2009 from $96,000 for the same period in 2008 based on higher investment income earned by the underlying insurance company. Other income increased to $119,000 from $112,000 for the three months ended June 30, 2009 and 2008, respectively.
Non-Interest Expense:
Non-interest expenses increased $475,000, or 15.9%, during the second quarter of 2009 to $3.5 million versus $3.0 million for the same period of 2008 primarily resulting from the increase of $355,000 in FDIC deposit insurance premiums which totaled $369,000 for the three months ended June 30, 2009 compared to $14,000 for the comparable quarter of 2008. Salary and employee benefits remained stable at $1.6 million in the second quarter of 2009 and 2008, respectively. Occupancy and equipment expense increased $25,000, or 7.8%, to $346,000 in the second quarter of 2009 from $321,000 in the same period of 2008 due mainly to an increase in building repairs and maintenance as well as depreciation due to the opening of the new branch in Derry, New Hampshires. Data processing expense decreased to $233,000 versus $243,000 in the second quarters of 2009 and 2008, respectively, due to a decrease in computer software and license fees. Professional fees increased $20,000, or 15.2%, to $152,000 in the second quarter of 2009 from $132,000 in the second quarter of 2008 due primarily to an increase in legal fees and regulatory assessments. Marketing expense decreased $77,000, or 36.7%, due to decreased newspaper advertising. OREO expense totaled zero in the three months ended June 30, 2009 compared to $44,000 in 2008. Other expenses increased $210,000, or 52.1%, to $613,000 in the second quarter of 2009 from $403,000 in the same period of 2008 due primarily to an increase in loan workout expenses associated with one nonaccrual loan and expenses associated with a third party debit card fraud coupled with increases in recurring costs such as printing costs, telephone expenses and office supplies, primarily in conjunction with the Derry, New Hampshire branch opening.
Income Taxes:
The Company reported an income tax expense of $524,000 for the three months ended June 30, 2009 for an effective income tax rate of 33.1%. This compares to an income tax expense of $410,000 for the three months ended June 30, 2008 or an effective income tax rate of 30.3%. The modest increase in the effective tax rate in the second quarter of 2009 was due primarily to the adjustments in the second quarter of 2008 effective tax rate resulting from additional dividend income and tax-exempt income as a percentage of total consolidated income before income tax expense. Subsidiaries within the consolidated group pay various state income tax rates, the mix of taxable earnings within the group can change and, beginning in 2009, the taxable losses of one subsidiary can be used to offset taxable income in another subsidiary in the consolidated group.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended June 30, 2009 and 2008. Average loans include non-performing loans.

	Three months ended			Three months ended
	6/30/09			6/30/08
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$17,269	$7	0.16%	$11,547	$53	1.85%
U. S. Treasury and government-sponsored enterprise obligations	21,138	179	3.40	24,997	252	4.05
Corporate and other investment securities	19,357	125	2.59	30,944	447	5.81
Collateralized mortgage obligations and mortgage-backed securities	208,114	2,699	5.20	214,700	2,759	5.17

Total investment securities	265,878	3,010	4.54	282,188	3,511	5.00

Loans:
Residential real estate	122,415	1,680	5.50	93,086	1,306	5.64
Home equity	24,558	248	4.05	22,564	291	5.19
Consumer	634	11	6.96	951	16	6.77

Total retail loans	147,607	1,939	5.27	116,601	1,613	5.56

Construction and land	75,308	1,014	5.40	64,350	999	6.24
Commercial real estate	234,589	3,752	6.42	180,282	3,046	6.80
Commercial	30,044	372	4.97	25,822	391	6.09

Total corporate loans	339,941	5,138	6.06	270,454	4,436	6.60

Total loans	487,548	7,077	5.82	387,055	6,049	6.29

Total interest-earning assets	753,426	10,087	5.37%	669,243	9,560	5.75%

Allowance for loan losses	(6,232)			(4,915)
Other assets	30,861			26,551

Total assets	$778,055			$690,879

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$18,590	$9	0.19%	$18,175	$9	0.20%
Regular savings accounts	67,559	221	1.31	37,513	105	1.13
Money market accounts	76,803	281	1.47	77,978	412	2.13
Certificates of deposit and escrow	245,892	2,074	3.38	185,723	1,907	4.13

Total interest-bearing deposits	408,844	2,585	2.54	319,389	2,433	3.06

Borrowed funds:
Long-term borrowed funds	256,405	2,770	4.33	269,173	2,861	4.27
Short-term borrowed funds	6,161	4	0.26	9,703	41	1.70

Total borrowed funds	262,566	2,774	4.24	278,876	2,902	4.19

Total interest-bearing liabilities	671,410	5,359	3.20%	598,265	5,335	3.59%

Non-interest-bearing deposits	30,515			29,185
Other liabilities	3,013			2,840

Total liabilities	704,938			630,290
Stockholders’ equity	73,117			60,589

Total liabilities and stockholders’ equity	$778,055			$690,879

Net interest rate spread			2.17%			2.16%

Net interest income		$4,728			$4,225

Net interest margin on average earning assets			2.52%			2.54%

SIX MONTHS ENDED JUNE 30, 2009 AND 2008
SUMMARY
The Company reported net income available to common shareholders of $1.7 million, or $0.36 per diluted common share, as compared to net income of $1.9 million, or $0.41 per diluted common share, for the six months ended June 30, 2009 and 2008, respectively. The largest factor in the decline of net income was the increase in the FDIC deposit insurance premiums that totaled $760,000 for the six months ended June 30, 2009 versus $28,000 in the comparable quarter of 2008. This reflects the aforementioned special deposit assessment of $370,000 in 2009 that was assessed to all financial institutions. Other significant factors were the elimination of Fannie Mae and Freddie Mac preferred stock dividends and the suspension of FHLBB dividends that together resulted in a decrease of $589,000 for 2009 from the results for the comparable six-month period in 2008. Partially offsetting these impacts were gains on sales of investments of $458,000 in the six months ended June 30, 2009 compared to none in the comparable six month period in 2008.
Net Interest Income:
Net interest income for the six months ended June 30, 2009 increased by $1.2 million, or 14.6%, to $9.3 million from $8.1 million for the same period of 2008. The net interest rate spread increased to 2.15% for the three months ended June 30, 2009 versus 2.11% for the same period of 2008. Interest income for the six months ended June 30, 2009 increased $1.3 million primarily due to higher average loan and investment security balances compared to the same period of 2008. Partially offsetting the increase in total interest income was an increase of $102,000 in total interest expense primarily due to an increase in average deposit and borrowed funds balances. Net interest margin decreased to 2.50% versus 2.53% for the six months ended June 30, 2009 and 2008, respectively.
Interest Income:
Interest income increased $1.3 million, or 6.8%, during the first six months of 2009 versus the same period in 2008, primarily due to a rise in average loan and investment security balances.
Average loan interest rates decreased 66 basis points from 6.48% to 5.82% during the first six months of 2009 as compared to the same period of 2008, resulting in a decrease of $1.4 million to interest income. Average loan balances rose $101.4 million, or 27.1%, from $374.7 million in 2008 to $476.2 million in 2009, contributing $3.1 million to interest income.
Average investment security interest rates decreased 34 basis points during the second quarter of 2009, from 5.04% in 2008 to 4.70% in 2009, resulting in a decrease of $452,000 to interest income. Average investment security balances rose $3.2 million, from $270.5 million in 2008 to $273.8 million in 2009, contributing $54,000 to interest income. In connection with the conservatorship of Fannie Mae and Freddie Mac, in the third quarter of 2008 future dividend payments of those entities ceased. During the first six months of 2009, the Company recognized no dividend income from FNMA and FHLMC preferred stock while dividend income from its preferred stock investments of $333,000 was recognized in the first six months of 2008. FHLB stock dividends have also been suspended indefinitely. These dividends amounted to $256,000 in the six months ended June 30, 2008 compared to zero in 2009.
Interest Expense:
Interest expense increased $102,000, or 1.0%, during the first six months of 2009, from $10.7 million in the same period of 2008 to $10.8 million in the same period of 2009, primarily due to the rise in average deposit and average borrowed funds volumes.
Average deposit interest rates decreased 65 basis points, from 3.29% to 2.64% in the first six months of 2009 as compared to the same period of 2008, decreasing interest expense by $1.2 million. Average interest-bearing deposit balances increased by $93.3 million, from $308.0 million in 2008 to $401.3 million in 2009, accompanied by a change in the mix resulting in a preference for higher costing certificates of deposit, which increased interest expense by $1.4 million.

Average borrowed funds interest rates decreased 11 basis points from 4.31% in the first six months of 2008 to 4.20% in the same period of 2009 resulting in a decrease of $127,000 to interest expense. Average borrowed funds balances rose $2.9 million, or 1.1%, from $265.5 million in 2008 to $268.4 million in 2009. This increase resulted in additional interest expense of $30,000 due primarily to an increase in longer term borrowed funds.
Provision for Loan Losses:
The provision for loan losses totaled $700,000 and $505,000 for the six months ended June 30, 2009 and 2008, respectively. The provisions in 2009 and 2008 reflect management’s analysis of loan growth and changes in risk during the first six months of 2009 and 2008 with the highest levels of growth coming from the commercial real estate and residential loan portfolio. The balance of the allowance for loan losses has grown to $6.4 million at June 30, 2009, from $5.2 million at June 30, 2008.
Non-Interest Income:
Non-interest income increased $501,000, or 49.9%, for the six months ended June 30, 2009 to $1.5 million in 2009 as compared to $1.0 million in 2008. The largest factor in the increase in 2009 was due to the gains on sales of investments of $458,000 as compared to $0 in the first six months of 2008. Deposit account fees decreased $55,000, or 10.7%, to $457,000 from $512,000 for the six months ended June 30, 2009 and 2008, respectively, due mainly to a decrease of $53,000 in NOW account fees. Loan servicing fees increased by $43,000, or 58.9%, to $116,000 from $73,000 for the six months ended June 30, 2009 and 2008, respectively due to increased refinancing activity. Income on bank-owned life insurance increased $57,000 to $249,000 for the six months ended June 30, 2009 from $193,000 for the same period in 2008. Other income declined modestly to $225,000 from $227,000 for the six months ended June 30, 2009 and 2008, respectively.
Non-Interest Expense:
Non-interest expenses increased $1.3 million, or 22.0%, during the first six months of 2009 to $7.1 million versus $5.8 million for the same period of 2008 primarily resulting from the increase of $732,000 in FDIC deposit insurance premiums which totaled $760,000 and $28,000 in the six months ended June 30, 2009 versus 2008, respectively, and an increase in other expenses due to an increase in loan workout expenses. Salary and employee benefits increased $100,000, or 3.1%, to $3.4 million in the first half of 2009 from $3.3 million for the same period of 2008 due to the increase in head count for full staffing of the new Derry, New Hampshire, branch as well as an increase in medical insurance costs. Occupancy and equipment expense increased $47,000, or 7.0%, to $720,000 in the first six months of 2009 from $673,000 in the same period of 2008 due mainly to an increase in building repairs and maintenance coupled with an increase in depreciation of the new Derry, NH branch. Data processing expense amounted to $473,000 versus $477,000 in the first half of 2009 and 2008, respectively. Professional fees increased $75,000, or 28.6%, to $337,000 in the first six months of 2009 from $262,000 in the second quarter of 2008 due primarily to an increase in legal fees and regulatory exam assessments. Marketing expense increased $13,000, or 5.3%, to $259,000 in the first half of 2009 from $246,000 for the comparable period of 2008 primarily due to increased marketing campaigns for the opening of the new Derry, New Hampshire branch. OREO expense totaled $2,000 in the six months ended June 30, 2009 compared to $55,000 in 2008. Other expenses increased $366,000, or 46.2%, to $1.2 million in the first half of 2009 from $792,000 in the same period of 2008 due primarily to an increase in loan workout expenses associated with one nonaccrual loan in the amount of $178,000 and expenses associated with a third party debit card fraud in the amount of $70,000. These increases were coupled with increases in recurring costs such as printing costs, telephone expenses and office supplies, primarily in conjunction with the Derry, New Hampshire branch opening.
Income Taxes:
The Company reported an income tax expense of $1.0 million for the six months ended June 30, 2009 for an effective income tax rate of 33.1%. This compares to an income tax expense of $950,000 for the six months ended June 30, 2008 or an effective income tax rate of 33.8%.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the six months ended June 30, 2009 and 2008. Average loans include non-performing loans.

	Six months ended			Six months ended
	6/30/09			6/30/08
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$13,017	$11	0.17%	$9,579	$112	2.35%
U. S. Treasury and government- sponsored enterprise obligations	21,381	371	3.50	24,213	497	4.13
Corporate and other investment securities	19,697	253	2.59	27,259	824	6.08
Collateralized mortgage obligations and mortgage-backed securities	219,687	5,743	5.27	209,497	5,343	5.13

Total investment securities	273,782	6,378	4.70	270,548	6,776	5.04

Loans:
Residential real estate	119,304	3,294	5.57	87,826	2,467	5.65
Home equity	24,179	497	4.15	22,504	612	5.47
Consumer	706	24	6.86	953	34	7.17

Total retail loans	144,189	3,815	5.34	111,283	3,113	5.63

Construction and land	74,966	1,983	5.33	60,733	2,037	6.74
Commercial real estate	226,052	7,214	6.44	175,864	6,045	6.91
Commercial	30,976	742	4.83	26,861	872	6.53

Total corporate loans	331,994	9,939	6.04	263,458	8,954	6.83

Total loans	476,183	13,754	5.82	374,741	12,067	6.48

Total interest-earning assets	749,965	20,132	5.41%	645,289	18,843	5.87%

Allowance for loan losses	(6,100)			(4,882)
Other assets	30,689			25,510

Total assets	$774,554			$665,917

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$18,388	$18	0.20%	$17,697	$17	0.19%
Regular savings accounts	63,644	441	1.40	33,544	149	0.89
Money market accounts	77,276	635	1.66	76,829	943	2.47
Certificates of deposit and escrow	242,013	4,151	3.46	179,966	3,937	4.40

Total interest-bearing deposits	401,321	5,245	2.64	308,036	5,046	3.29

Borrowed funds:
Long-term borrowed funds	257,697	5,544	4.34	257,164	5,606	4.38
Short-term borrowed funds	10,717	43	0.81	8,309	78	1.89

Total borrowed funds	268,414	5,587	4.20	265,473	5,684	4.31

Total interest-bearing liabilities	669,735	10,832	3.26%	573,509	10,730	3.76%

Non-interest-bearing deposits	29,397			28,576
Other liabilities	2,975			3,008

Total liabilities	702,107			605,093
Stockholders’ equity	72,447			60,824

Total liabilities and stockholders’ equity	$774,554			$665,917

Net interest rate spread			2.15%			2.11%

Net interest income		$9,300			$8,113

Net interest margin on average earning assets			2.50%			2.53%

LIQUIDITY AND CAPITAL RESOURCES:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank did not pay dividends to the Company in the first six months of 2009 and 2008, respectively.
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
The Bank has a collateralized line of credit of $3.0 million with the FHLBB. At June 30, 2009, the entire $3.0 million was available. In addition, the Bank established a collateralized line of credit with the Federal Reserve Bank discount window for $15.0 million which was available in its entirety at June 30, 2009.
The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLBB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLBB at June 30, 2009 was $287 million, of which $214.2 million had been borrowed.
At June 30, 2009, the Company’s stockholders’ equity totaled $73.8 million, an increase of $1.7 million when compared to $72.1 million at December 31, 2008. The increase was primarily attributable to net income of $2.0 million coupled with an increase in the net unrealized gain on investment securities available for sale of $846,000, net of tax, partially offset by cash dividends to common shareholders of $894,000 and cash dividends to preferred shareholders of $319,000.
Each of the Company and the Bank were “well-capitalized” for bank regulatory purposes as of June 30, 2009. The following table presents the Company’s and the Bank’s capital ratios at June 30, 2009 and December 31, 2008:

	Regulatory Threshold
	for “Well Capitalized”
	Category	06/30/09	12/31/08
LSB Corporation Tier 1 risk-based	6.0%	12.72%	13.30%
River Bank Tier 1 leverage ratio	5.0%	8.14%	8.18%
River Bank Tier 1 risk-based	6.0%	11.55%	11.83%
River Bank total risk-based	10.0%	12.73%	12.97%
The modest decline in the Company’s and the Bank’s regulatory capital ratios was primarily attributable to the increase in total assets as well as the mix of assets changing from investments to loans since December 31, 2008.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Bank is involved in various legal proceedings incidental to its business. During the three months ended June 30, 2009, no new legal proceeding was filed or terminated and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
ITEM 1A. RISK FACTORS
Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2008, and updated in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Stockholders was held on May 5, 2009. Information relating to the Annual Meeting of Stockholders was disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and is incorporated herein by reference.
ITEM 5. OTHER INFORMATION
(a)	None

(b)	None

ITEM 6. EXHIBITS

Number	Description
2	Plan of Reorganization and Acquisition, dated as of March 12, 2001 between LSB Corporation and Lawrence Savings Bank (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

3(i).1	Articles of Organization of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated by reference)

3(i).2	Articles of Amendment of the Articles of Organization of LSB Corporation, as submitted for filing in the Office of the Secretary of the Commonwealth of Massachusetts on December 30, 2005, (Filed as Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed January 6, 2006, and incorporated herein by reference)

3(ii)	Amended and Restated By-Laws of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2007, and incorporated herein by reference)

3(iii)	Lawrence Savings Bank Certificate of Vote of Directors Establishing a Series of a Class of Stock (Filed as Exhibit 3(iii) to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)

4.1	Specimen certificate of shares of common stock of the Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

4.2	Renewed Rights Agreement dated as of November 17, 2005, between LSB Corporation and Computershare Trust Company, N.A., as Rights Agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2006, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION
August 12, 2009	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

August 12, 2009	/s/ Diane L. Walker
Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the three months ended June 30, 2009
EXHIBIT INDEX