Form 10-Q
period 2009-09-30
LSB CORP
filed 2009-11-12
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2009

Common Stock, par value $.10 per share	4,499,936 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$8,000	$6,859
Federal funds sold	10,218	6,469

Total cash and cash equivalents	18,218	13,328
Investment securities available for sale (amortized cost of $231,635 in 2009 and $259,057 in 2008)	240,341	264,561
Federal Home Loan Bank stock, at cost	11,825	11,825
Loans, net of allowance for loan losses	511,806	446,736
Premises and equipment	6,453	5,528
Accrued interest receivable	2,695	2,720
Deferred income tax asset, net	3,087	4,447
Bank-owned life insurance	11,005	10,641
Other real estate owned	120	120
Other assets	1,403	1,418

Total assets	$806,953	$761,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Core deposits	$232,255	$177,639
Term deposits	239,096	231,024

Total deposits	471,351	408,663
Long-term borrowed funds	249,111	259,228
Short-term borrowed funds	5,704	17,262
Mortgagors’ escrow accounts	886	619
Other liabilities	3,541	3,410

Total liabilities	730,593	689,182

Stockholders’ equity:
Preferred stock, Series A, $.10 par value per share: 5,000,000 shares authorized, none issued	—	—
Cumulative perpetual preferred stock, Series B, (liquidation preference $1,000 per share) 15,000 shares authorized and issued	14,537	14,455
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,499,936 and 4,470,941 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	450	447
Additional paid-in capital	60,460	60,179
Accumulated deficit	(4,372)	(6,250)
Accumulated other comprehensive income, net of tax	5,285	3,311

Total stockholders’ equity	76,360	72,142

Total liabilities and stockholders’ equity	$806,953	$761,324

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except share data)
Interest and dividend income:
Loans	$7,462	$6,570	$21,216	$18,636
Investment securities available for sale	2,795	3,212	9,162	9,621
Federal Home Loan Bank stock	—	88	—	344
Short-term interest income	11	55	22	167

Total interest and dividend income	10,268	9,925	30,400	28,768

Interest expense:
Deposits	2,501	2,521	7,746	7,566
Long-term borrowed funds	2,721	2,911	8,265	8,519
Short-term borrowed funds	4	50	47	127

Total interest expense	5,226	5,482	16,058	16,212

Net interest income	5,042	4,443	14,342	12,556

Provision for loan losses	400	330	1,100	835

Net interest income after provision for loan losses	4,642	4,113	13,242	11,721

Non-interest income (loss):
Impairment write-downs on securities	—	(9,383)	—	(9,383)
Deposit account fees	253	269	710	782
Loan servicing fees, net	34	27	150	100
Gains on sales of investments	572	—	1,030	—
Income on bank-owned life insurance	115	124	364	317
Other income	122	115	347	341

Total non-interest income (loss)	1,096	(8,848)	2,601	(7,843)

Non-interest expense:
Salaries and employee benefits	1,643	1,692	5,013	4,963
Occupancy and equipment	357	312	1,077	985
Data processing	228	228	702	705
Professional	113	160	450	422
Marketing	116	98	374	344
Other real estate owned	4	60	6	116
Deposit insurance	262	18	1,022	47
Other	544	417	1,702	1,206

Total non-interest expense	3,267	2,985	10,346	8,788

Income (loss) before income tax expense	2,471	(7,720)	5,497	(4,910)
Income tax expense	910	530	1,911	1,481

Net income (loss)	1,561	(8,250)	3,586	(6,391)
Preferred stock dividends and accretion	(215)	—	(588)	—

Net income (loss) available to common shareholders	$1,346	$(8,250)	$2,998	$(6,391)

Average common shares outstanding	4,495,356	4,456,821	4,479,316	4,469,884
Common stock equivalents	1,324	12,661	1,031	19,881

Average diluted common shares outstanding	4,496,680	4,469,482	4,480,347	4,489,765

Basic earnings (loss) per share	$0.30	$(1.85)	$0.66	$(1.43)

Diluted earnings (loss) per share	$0.30	$(1.85)	$0.66	$(1.42)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008 AND THE
NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Income	Equity
	(In thousands, except share data)

Balance at December 31, 2007	$—	$452	$60,382	$(934)	$398	$60,298
Net loss	—	—	—	(2,723)	—	(2,723)
Other comprehensive income — Unrealized gain on securities available for sale, (tax effect $1,935)	—	—	—	—	2,913	2,913

Total comprehensive income	—	—	—	—	—	190
Stock-based compensation	—	—	156	—	—	156
Issuance of preferred stock, net of discount $549	14,451	—	—	—	—	14,451
Accretion of discount on preferred stock	4	—	—	(4)	—	—
Fair value of warrants issued with preferred stock	—	—	549	—	—	549
Exercise of stock options and tax benefits (9,500 shares)	—	1	120	—	—	121
Common stock repurchased (64,620 shares)	—	(6)	(1,028)			(1,034)
Dividends declared and paid ($0.58 per share)	—	—	—	(2,589)	—	(2,589)

Balance at December 31, 2008	14,455	447	60,179	(6,250)	3,311	72,142

Net income	—	—	—	3,586	—	3,586
Other comprehensive income — Unrealized gain on securities available for sale, (tax effect $1,228)	—	—	—	—	1,974	1,974

Total comprehensive income				—	—	5,560
Stock-based compensation	—	—	19	—	—	19
Accretion of discount on preferred stock	82	—	—	(82)	—	—
Exercise of stock options (28,995 shares)	—	3	262	—	—	265
Dividends paid on Series B preferred stock 5%	—	—	—	(507)	—	(507)
Dividends declared and paid ($0.25 per common share)	—	—	—	(1,119)	—	(1,119)

Balance at September 30, 2009	$14,537	$450	$60,460	$(4,372)	$5,285	$76,360

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,586	$(6,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,100	835
Impairment write-down on securities	—	9,383
Net losses on sales of other real estate owned	—	52
Gains on sales of investments	(1,030)	—
Net accretion of investment securities	(528)	(386)
Depreciation and amortization of premises and equipment	453	472
Decrease (increase) in accrued interest receivable	25	(189)
Deferred income tax provision (benefit)	132	(172)
Stock-based compensation	19	47
Income on Bank-owned life insurance	(364)	(317)
Decrease (increase) in other assets	15	(40)
Increase in other liabilities	131	806

Net cash provided by operating activities	3,539	4,100

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	20,367	8,246
Proceeds from sales of investment securities available for sale	19,348	—
Purchases of investment securities available for sale	(74,902)	(62,841)
Purchases of FHLBB stock	—	(1,602)
Principal payments of investment securities available for sale	64,167	33,984
Loan originations, net of principal payments	(59,333)	(80,470)
Proceeds from sales of other real estate owned	—	490
Loans purchased	(6,837)	—
Purchases of premises and equipment	(1,378)	(1,897)

Net cash used in investing activities	(38,568)	(104,090)

Cash flows from financing activities:
Net increase in deposits	62,688	78,278
Additions to long-term borrowed funds	—	63,000
Payments on long-term borrowed funds	(10,117)	(27,111)
Net (decrease) increase in short-term borrowed funds	(11,558)	1,563
Increase in advance payments by borrowers	267	144
Dividends paid to preferred shareholders	(507)	—
Dividends paid to common shareholders	(1,119)	(1,920)
Proceeds from exercise of stock options	265	117
Common stock repurchased	—	(1,035)

Net cash provided by financing activities	39,919	113,036

Net increase in cash and cash equivalents	4,890	13,046
Cash and cash equivalents, beginning of period	13,328	7,550

Cash and cash equivalents, end of period	$18,218	$20,596

Cash paid during the period for:
Interest on deposits	$7,758	$7,547
Interest on borrowed funds	8,399	8,593
Income taxes	1,791	1,775
Supplemental noncash investing and financing activities:
Transfers to other real estate owned	—	1,481
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
2. INVESTMENTS
The following table reflects the components and carrying values of the investment securities portfolio at September 30, 2009, and December 31, 2008:

	9/30/09				12/31/08
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury obligations	$5,561	$275	$—	$5,836	$5,578	$426	$—	$6,004
Government-sponsored enterprise obligations	24,508	220	(3)	24,725	15,485	240	(3)	15,722
Mortgage-backed securities	155,480	7,960	(2)	163,438	181,367	5,919	(80)	187,206
Collateralized mortgage obligations	40,132	654	—	40,786	46,725	379	(45)	47,059
Corporate obligations	2,486	—	(130)	2,356	6,433	—	(750)	5,683
Mutual funds	1,000	—	(20)	980	1,000	—	(42)	958
Equity securities	2,468	—	(248)	2,220	2,469	—	(540)	1,929

Total investment securities available for sale	$231,635	$9,109	$(403)	$240,341	$259,057	$6,964	$(1,460)	$264,561

The net unrealized gains on securities available for sale as of September 30, 2009 totaled $8.7 million, or $5.3 million net of taxes. The unrealized gains are attributable to changes in interest rates. One corporate debt obligation and one preferred equity security are on the Bank’s securities watch list due to their current credit ratings by external, independent rating agencies. Management believes that the Company will collect all amounts due on these investments in accordance with their contractual terms. The amortized cost of these investments totaled $4.5 million as of September 30, 2009, with an unrealized loss of $378,000, or 8.4% of amortized cost. These watch list securities recovered a significant portion of the unrealized losses during the third quarter of 2009 due to the improved outlook of the two issuers. If a decline in value is determined to be other-than-temporary, a charge to earnings would be recognized at that time. Management is monitoring these securities on a monthly basis, does not intend to sell the securities, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost. Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2009. The remainder of the unrealized losses resulted from changes in interest rates and are not material as of September 30, 2009.
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Government-sponsored enterprise obligations	$4,997	$(3)	$—	$—	$4,997	$(3)
Mortgage-backed securities	—	—	1,696	(2)	1,696	(2)
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate obligations	—	—	2,356	(130)	2,356	(130)
Mutual funds	—	—	980	(20)	980	(20)
Equity securities	—	—	1,792	(248)	1,792	(248)

Total temporarily impaired securities	$4,997	$(3)	$6,824	$(400)	$11,821	$(403)

The Company realized gains of $1.0 million on the sale of $19.3 million of investments available for sale in the first nine months of 2009, including $6,000 in net gains from the sale of two debt securities that were on the Company’s watch list as of December 31, 2008.
The following table is a summary of the contractual maturities of debt securities available for sale at September 30, 2009. These amounts exclude mutual funds and equity securities, which have no contractual maturities. The mortgage-backed securities and collateralized mortgage obligations consist of FHLMC, FNMA, SBA, and GNMA certificates, except for $1.6 million in private label securities. Mortgage-backed securities and collateralized mortgage obligations are shown at their final contractual maturity date but are expected to have shorter average lives.

	Amortized Cost	Fair Value
	(In thousands)
U.S. Treasury and government-sponsored enterprise obligations:
Within 1 year	$499	$500
2 to 5 years	29,570	30,061

Subtotal	30,069	30,561

Mortgage-backed securities	155,480	163,438

Collateralized mortgage obligations:
2 to 5 years	76	84
After 5 years	40,056	40,702

Subtotal	40,132	40,786

Corporate obligations:
Within 1 year	2,486	2,356

Total debt securities available for sale	$228,167	$237,141

3. CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. During the quarter ended September 30, 2009, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
4. FAIR VALUES OF ASSETS AND LIABILITIES
The estimated fair values of the Company’s financial instruments at September 30, 2009, and December 31, 2008 follow:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Financial assets:
Cash and due from banks	$8,000	$8,000	$6,859	$6,859
Short-term investments	10,218	10,218	6,469	6,469
Investment securities available for sale	240,341	240,341	264,561	264,561
Federal Home Loan Bank stock	11,825	11,825	11,825	11,825
Accrued interest receivable	2,695	2,695	2,720	2,720
Loans, net	511,806	517,888	446,736	446,609
Financial liabilities:
Core deposits	232,255	232,255	177,639	177,639
Certificates of deposit	239,096	243,827	231,024	236,443
Borrowed funds	254,815	273,566	276,490	297,385
Mortgagors’ escrow accounts	886	886	619	619
Accrued interest payable	1,006	1,006	1,106	1,106
The fair values for cash and short-term investments approximate their carrying amounts because of the short maturity of these instruments. The fair values for investment securities available for sale are based on quoted bid prices received from securities dealers or third-party pricing services. The fair value of stock in the Federal Home Loan Bank of Boston equals its carrying amount as reported in the balance sheet because this stock is redeemable only at par by the FHLBB. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities and U.S. Treasury obligations. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and net issue data. These securities include government-sponsored enterprise obligations, mortgage-backed securities, collateralized mortgage obligations and corporate obligations. Securities measured at fair value in Level 3 include non-marketable equity securities that are carried at par value based on the redemptive provisions of the issuers. Loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of the loans. The fair values of demand deposit accounts, NOW accounts, savings accounts and money market accounts are equal to their respective carrying amounts because they are equal to the amounts payable on demand at the reporting date. Certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements are based on the discounted value of contractual cash flows. The discount rates used are representative of approximate market rates currently offered on instruments with similar remaining maturities. The fair values of short-term borrowed funds, accrued interest receivable, mortgagors’ escrow accounts and accrued interest payable approximate their carrying amounts because of the short-term nature of these financial instruments. The majority of the Company’s commitments for unused lines and outstanding standby letters of credit and unadvanced portions of loans are at floating rates and, therefore, there is no fair value adjustment.

In accordance with the fair value measurements, the Company groups its assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
Assets measured at fair value on a recurring basis
Assets measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008, are summarized below. There are no liabilities measured at fair value.

	Quoted Prices in
	Active Markets		Significant
	For Identical	Significant Other	Unobservable
	Assets	Observable Inputs	Inputs	Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
September 30, 2009:
Investment securities available for sale	$7,628	$232,288	$425	$240,341

December 31, 2008:
Investment securities available for sale	$7,504	$256,632	$425	$264,561

There were no changes in Level 3 assets measured at fair value on a recurring basis during the nine months ended September 30, 2009 or 2008.
The investments carried under Level 3 assumptions are carried at par value because all redemptions have been made at par value and represent non-marketable securities.
Assets measured at fair value on a non-recurring basis
The Company may be required, from time to time, to measure certain other assets and liabilities on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets at September 30, 2009.

	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
At or for the nine months ended September 30, 2009:
Impaired loans	$—	$—	$4,587	$(399)
Other real estate owned	—	—	120	—

	$—	$—	$4,707	$(399)

Impaired loan balances in the above table represent collateral dependent loans where management has estimated the credit loss by comparing the loans’ carrying values against the expected realizable fair value of the collateral. The amount of other real estate owned represents a property acquired through foreclosure carried at estimated fair value (based on appraised value) less estimated costs to sell. Appraised values are typically based on a blend of (a) an income approach using unobservable cash flows to measure fair value, and (b) a market approach using observable market comparables. These appraised values may be discounted based on management’s historical knowledge, expertise or changes in market conditions from the time of valuation. For these reasons, impaired loans and other real estate owned are categorized as Level 3 assets.
5. RECENT ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued two accounting pronouncements relating to interim disclosures about fair value of financial instruments, one pronouncement related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, and two pronouncements relating to the recognition and presentation of other-than-temporary impairments. These pronouncements provide additional guidance for estimating fair value and recognition of other-than-temporary impairment as well as additional disclosures. These pronouncements were adopted for the quarter ended June 30, 2009 and did not have a material impact on the Company’s Consolidated Financial Statements.
In May 2009, the FASB issued an accounting pronouncement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company’s adoption of this pronouncement for the quarter ended June 30, 2009 did not have a material impact on the Company’s Consolidated Financial Statements. For the purposes of this accounting pronouncement, the Company has evaluated subsequent events through November 12, 2009, the date Consolidated Financial Statements were issued.
In June 2009, the FASB amended its guidance surrounding the accounting for transfers and servicing of financial assets and extinguishments of liabilities and will not require more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Management does not believe this guidance will have a material impact on the Company’s Consolidated Financial Statements.
In June 2009, the FASB amended its guidance on the consolidation of variable interest entities and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Management does not believe this guidance will have a material impact on the Company’s Consolidated Financial Statements.
In August 2009, the FASB amended its guidance on fair value measurements and disclosures. This guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This guidance was adopted by the Company for the quarter ended September 30, 2009 and did not have an impact on the Company’s Consolidated Financial Statements.
In September 2009, the FASB amended its guidance on fair value measurements and disclosures relating to investments in certain entities that calculate net asset value per share (or its equivalent). This guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this guidance. This guidance is effective for interim and annual periods ending after December 15, 2009. Early adoption is permitted for earlier interim and annual periods that have not been issued. Adoption of this guidance is not expected go have a material impact on the Company’s Consolidated Financial Statements.
6. SUBSEQUENT EVENTS
On October 20, 2009, the registrant entered into a subordinated debt agreement between River Bank (as borrower) and Commerce Bank & Trust Company (as lender) whereby River Bank borrows $6.0 million under an unsecured term subordinated loan with a final maturity on October 20, 2016. The subordinated debt agreement calls for a fixed interest rate of 8.5% and equal annual principal payments of $1.2 million commencing on the third anniversary.
River Bank’s obligations under the subordinated debt agreement, including the principal, premium, if any, and interest, are subordinate and junior in right of payment to River Bank’s obligations to its depositors, and its other obligations to its general and secured creditors, except such other creditors holding obligations of River Bank ranking on a parity with or junior to the subordinated note, if any.
The Company expects that the entire amount of the subordinated debt will be included as part of River Bank’s Tier 2 capital as of December 31, 2009.

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
EXECUTIVE LEVEL OVERVIEW
The Company recorded third quarter 2009 net income available to common shareholders of $1.3 million, or $0.30 per diluted common share, as compared to a net loss of $(8.3) million, or $(1.85) per diluted common share, for the third quarter of 2008. The largest factor in the 2009 quarter’s results was the increase in the FDIC deposit insurance premiums from $18,000 for the third quarter of 2008 to $262,000 for the third quarter of 2009 which was more than offset by gains on sales of investments in the third quarter of 2009 totaling $572,000. The largest factor in the quarterly results for 2008 was the other-than-temporary impairment write-downs of investments in Fannie Mae and Freddie Mac preferred stock, the value of which was adversely affected by events surrounding the September 7, 2008 appointment of a conservator for Fannie Mae and Freddie Mac. This non-cash charge reduced earnings by $(9.4) million, or $(2.10) per diluted share, for the quarter ended September 30, 2008.
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
The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company’s net interest income for the three months ended September 30, 2009 was $5.0 million, a 13.5% increase from $4.4 million for the comparable period in 2008, primarily due to sustained loan growth. The results from the Company’s continued emphasis on increasing loan originations instead of purchasing lower-yielding investment securities favorably affected net interest income during the quarter and nine months ended September 30, 2009.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $807.0 million at September 30, 2009, compared to $761.3 million at December 31, 2008. The increase in asset size at September 30, 2009 from December 31, 2008 reflected strong loan growth of $65.8 million since year-end 2008 augmented by an increase of $3.7 million in federal funds sold and partially offset by a decrease of $24.2 million in the investment portfolio since December 31, 2008.
Investments:
The investment securities portfolio totaled $240.3 million, or 29.8% of total assets at September 30, 2009, a decrease of $24.2 million, compared to $264.6 million, or 34.8% of total assets at December 31, 2008.
During the first nine months of 2009, the Bank experienced cash inflows of $64.2 million of investments from principal payments and prepayments as well as $19.3 million in proceeds from sales of investments. The funds were reinvested in investment securities purchases totaling $74.9 million and funded new loan originations. These purchases were primarily for use as collateral for wholesale repurchase agreements, FHLBB short-term and long-term advances and customer repurchase agreements. The Company intends to utilize future principal paydowns and maturities from the investment portfolio to fund future loan growth.
Loans:
Total loans increased $65.8 million to $518.4 million and represented 64.2% of total assets at September 30, 2009, versus $452.6 million and 59.5% of total assets, respectively, at December 31, 2008. Retail loans, comprised primarily of residential mortgage loans, increased $22.8 million including $6.8 million of seasoned, 15-year fixed rate residential mortgage loans purchased during the first nine months of 2009 while corporate loans, comprised mainly of construction and commercial real estate loans, increased $43.0 million during the same period. The increase is due to loan growth experienced in the commercial real estate and residential loan categories and reflects the continued strategic preference toward loan originations rather than investment security purchases. There has been increased demand from the Bank’s existing borrowers and increased loan opportunities from new customers as a result of the retrenchment by the large, multi-national banks in our market area.

The following table reflects the loan portfolio at September 30, 2009 and December 31, 2008:

	9/30/09	12/31/08
	(In thousands)
Residential real estate	$129,832	$109,276
Home equity lines and second mortgages	26,191	23,972
Consumer	832	831

Retail loans	156,855	134,079

Construction and land development	81,461	78,169
Commercial real estate	250,267	206,577
Commercial business	29,859	33,796

Corporate loans	361,587	318,542

Total loans	518,442	452,621
Allowance for loan losses	(6,636)	(5,885)

Net loans	$511,806	$446,736

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	9/30/09	9/30/08	9/30/09	9/30/08
	(Dollars in thousands)

Beginning balance	$6,399	$5,238	$5,885	$4,810
Provision for loan losses	400	330	1,100	835
Recoveries on loans previously charged-off	1	1	3	3
Loans charged-off	(164)	(34)	(352)	(113)

Ending balance	$6,636	$5,535	$6,636	$5,535

Ratios:
Annualized net charge-offs to average loans outstanding	0.13%	0.03%	0.10%	0.04%
Allowance for loan losses to total loans at end of period	1.28%	1.27%	1.28%	1.27%
The allowance for loan losses increased to $6.6 million at September 30, 2009 compared to $5.9 million and $5.5 million, respectively, at December 31, 2008 and September 30, 2008. The coverage of the allowance for loan losses increased slightly to 1.28% at September 30, 2009 from 1.27% at September 30, 2008, due to the loan growth of $65.8 million experienced during the first nine months of 2009 as compared to $78.9 million in the first nine months of 2008. Included in the loan growth of $65.8 million in the first nine months of 2009 was the purchase of $6.8 million of seasoned, 15-year fixed rate residential mortgages discussed above. The Company believes that asset quality remains high, as evidenced by the relatively low levels of non-performing and delinquent loans as a percentage of total loans and OREO or total assets as defined below. See “Risk Assets” below. The low levels of delinquent loans and sustained asset quality of the loan portfolio combined with minimal levels of loan charge-offs contributed to the assessment of the allowance for loan losses and resulted in the aforementioned stability in the allowance for loan loss coverage as a percentage of total loans from December 31, 2008 to September 30, 2009. The Company has not engaged in any subprime lending, which it views as one-to-four-family residential loans to a borrower with a credit score below 620 on a scale that ranges from 300 to 850.
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
Total risk assets were $3.7 million at September 30, 2009, compared to $2.7 million at December 31, 2008 and $4.3 million as of June 30, 2009. As evidenced by the table below, the economy has had an impact on the level of non-performing loans and in residential non-performing loans in particular. Offsetting the commercial business, non-performing loans of $668,000 are SBA guarantees in the amount of $415,000.
Impaired loans are commercial and commercial real estate loans and individually significant residential mortgage loans for which management believes it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaled $4.6 million and $3.1 million at September 30, 2009 and December 31, 2008, respectively. Of the $4.6 million in impaired loans, $2.1 million represent modifications on residential, owner-occupied properties at September 30, 2009. All of the impaired loans at September 30, 2009, had been measured using either the fair value of the collateral method or the estimated cash flow method with one loan requiring a related allowance of $50,000. The Company had impaired loans totaling $490,000 at September 30, 2008.
The following table summarizes the Company’s risk assets at September 30, 2009, December 31, 2008 and September 30, 2008:

	9/30/09	12/31/08	9/30/08
	(Dollars in thousands)

Non-performing loans:
Residential	$1,052	$305	$128
Construction and land development	350	350	490
Commercial real estate	1,478	1,951	—
Commercial business	668	—	—

Total non-performing loans	3,548	2,606	618
Other real estate owned	120	120	939

Total risk assets	$3,668	$2,726	$1,557

Risk assets as a percent of total loans and OREO	0.71%	0.60%	0.36%

Risk assets as a percent of total assets	0.45%	0.36%	0.21%

Deposits:
Deposits increased $62.7 million during the first nine months of 2009 to $471.4 million at September 30, 2009 from $408.7 million at December 31, 2008. Core deposits, consisting of NOW accounts, demand deposit accounts, savings accounts and money market accounts, increased $54.6 million, or 30.7%, amounting to $232.3 million at September 30, 2009, compared to $177.6 million at December 31, 2008. Savings accounts experienced an increase of $29.5 million from December 31, 2008, to $85.7 million at September 30, 2009, primarily due to the higher-rate promotional accounts. NOW and demand deposit accounts increased $2.1 million and $10.2 million, respectively, from December 31, 2008, to $19.3 million and $37.7 million, respectively, at September 30, 2009, while money market accounts increased $12.8 million to $89.4 million at September 30, 2009. Term deposits comprised of brokered certificates of deposit and certificates of deposit increased $8.0 million, or 3.5%, totaling $239.1 million at September 30, 2009, versus $231.0 million at December 31, 2008. Certificates of deposit increased $11.5 million to

$209.8 million at September 30, 2009, while brokered certificates of deposit decreased $3.4 million from December 31, 2008, to $29.3 million at September 30, 2009. The decrease in brokered deposits reflects a maturity of $3.5 million.
Due to the recent turmoil in the financial markets, the Bank has seen an inflow of deposits as evidenced by the 15.3% growth in total deposits during the first nine months of 2009. However, the Company continues to face strong competition for deposits which will impact the rate of growth of deposits for the foreseeable future.
The following table reflects the components of the deposit portfolio at September 30, 2009 and December 31, 2008:

	9/30/09	12/31/08
	(In thousands)
NOW accounts	$19,345	$17,239
Demand deposit accounts	37,747	27,546
Savings accounts	85,736	56,251
Money market accounts	89,427	76,603

Core deposits	232,255	177,639

Brokered certificates of deposit	29,344	32,819
Certificates of deposit	209,752	198,205

Term deposits	239,096	231,024

Total deposits	$471,351	$408,663

Borrowed Funds:
Borrowed funds consist of long-term and short-term Federal Home Loan Bank of Boston (FHLBB) advances and securities sold under agreements to repurchase. Total borrowed funds amounted to $254.8 million at September 30, 2009, compared to $276.5 million at December 31, 2008, a decrease of $21.7 million or 7.8%. Short-term borrowed funds decreased $11.6 million from December 31, 2008, due primarily to payments of maturing short-term FHLBB advances of $11.0 million, while long-term FHLBB borrowed funds decreased $10.1 million due to maturing advances. Wholesale repurchase agreements remained stable at $40 million at September 30, 2009 and December 31, 2008, respectively. The Company reduced its borrowing position with a view toward lessening the Company’s exposure to rate fluctuations that may occur in the coming year.
The following table reflects the components of borrowings at September 30, 2009 and December 31, 2008:

	9/30/09	12/31/08
	(In thousands)
Long-term borrowed funds:
FHLBB long-term advances	$209,111	$219,228
Wholesale repurchase agreements	40,000	40,000

	249,111	259,228

Short-term borrowed funds:
FHLBB short-term borrowings	—	11,000
Customer repurchase agreements	5,704	6,262

	5,704	17,262

Total borrowed funds	$254,815	$276,490

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
SUMMARY
The Company reported net income available to common shareholders of $1.3 million, or $0.30 per diluted common share, as compared to a net loss of $(8.3) million, or $(1.85) per diluted common share, for the three months ended September 30, 2009 and 2008, respectively. The largest factor in 2008’s quarterly results was the other-than-

temporary impairment write-down of investments in Fannie Mae and Freddie Mac preferred stock resulting in a non-cash charge of $(9.4) million, or $(2.10) per diluted common share. The largest factor in the decline of the normalized quarterly net income in 2009 was the increase in the FDIC deposit insurance premiums which totaled $262,000 for the three months ended September 30, 2009 versus $18,000 in the comparable quarter of 2008. Other significant factors in 2009 were the elimination of Fannie Mae and Freddie Mac preferred stock dividends and the suspension of FHLBB dividends that together resulted in a decrease of $191,000 for 2009 from the results for the comparable three-month period in 2008. Partially offsetting these impacts were gains on sales of investments of $572,000 in the quarter ended September 30, 2009 compared to none in the comparable three-month period in 2008.
Net Interest Income:
Net interest income for the three months ended September 30, 2009 increased by $599,000, or 13.5%, to $5.0 million from $4.4 million for the same period of 2008. The net interest rate spread increased slightly to 2.26% for the three months ended September 30, 2009 versus 2.21% for the same period of 2008. Interest income for the three months ended September 30, 2009 increased $343,000, or 3.5%, primarily due to higher average loan balances compared to the same period of 2008. Coupled with the increase in total interest income was a decrease of $256,000 in total interest expense, primarily due to a decrease in average deposit rates. Net interest margin increased to 2.59% versus 2.54% for the quarters ended September 30, 2009 and 2008, respectively.
Interest and Dividend Income:
Interest and dividend income increased $343,000, or 3.5%, during the third quarter of 2009 versus the same quarter in 2008, primarily due to a rise in average loan balances.
Average loan interest rates decreased 38 basis points from 6.21% to 5.83% during the third quarter of 2009 as compared to the same quarter of 2008, resulting in a decrease of $417,000 to interest income. Average loan balances rose $86.8 million, or 20.6%, from $421.0 million in 2008 to $507.8 million in 2009, contributing $1.3 million to interest income.
Average investment security interest rates decreased 66 basis points during the third quarter of 2009, from 4.88% in 2008 to 4.22% in 2009, resulting in a decrease of $380,000 to interest income. Average investment security balances declined $10.0 million or 3.7%, from $273.6 million in 2008 to $263.6 million in 2009, resulting in a decrease of $169,000 to interest income. In connection with the conservatorship of Fannie Mae and Freddie Mac, in the third quarter of 2008 future dividend payments by those entities ceased. During the third quarter of 2009, the Company recognized no dividend income from FNMA and FHLMC preferred stock compared to dividend income from its preferred stock investments of $103,000 that was recognized in the third quarter of 2008. FHLB stock dividends have also been suspended indefinitely. These dividends amounted to $88,000 in the three months ended September 30, 2008 compared to zero in the comparable period of 2009.
Interest Expense:
Interest expense decreased $256,000 during the third quarter of 2009, from $5.5 million in the third quarter of 2008 to $5.2 million in the third quarter of 2009, primarily due to the decline in average deposit rates.
Average deposit interest rates decreased 53 basis points, from 2.84% to 2.31% in the third quarter of 2009 as compared to the same quarter of 2008, decreasing interest expense by $489,000. Average interest-bearing deposit balances increased by $75.9 million or 21.5%, from $353.6 million in 2008 to $429.5 million in 2009, accompanied by a change in the mix resulting in a preference for higher costing certificates of deposit, and higher rate promotional savings accounts which increased interest expense by $469,000.
Average borrowed funds interest rates declined 6 basis points from 4.28% in the third quarter of 2008 to 4.22% in the same quarter of 2009 resulting in an decrease of $57,000 to interest expense. Average borrowed funds balances decreased $19.4 million, or 7.0%, from $275.5 million in 2008 to $256.1 million in 2009. This decrease resulted in a decline in interest expense of $179,000 due primarily to maturities of longer term borrowed funds.

Provision for Loan Losses:
The provision for loan losses totaled $400,000 and $330,000 for the three months ended September 30, 2009 and 2008, respectively. The provisions in 2009 and 2008 reflect management’s analysis of loan growth and changes in risk during the third quarters of 2009 and 2008 with the highest levels of growth coming from the commercial real estate and residential loan portfolio. The balance of the allowance for loan losses grew to $6.6 million at September 30, 2009, from $5.5 million at September 30, 2008.
Non-Interest Income (Loss):
Non-interest income increased $9.9 million for the three months ended September 30, 2009, compared to the same period in 2008, to $1.1 million in 2009 compared to a loss of $(8.8) million in 2008. The largest factor in the increase in 2009 was due to the non-cash impairment write-down of $(9.4) million incurred in 2008. The normalized non-interest income for the three months ended September 30, 2008, excluding the non-cash impairment write-down, would have been $535,000 as compared to $524,000 in 2009, excluding the gains on sales of investments. Deposit account fees decreased $16,000, or 5.9%, to $253,000 from $269,000 for the three months ended September 30, 2009 and 2008, respectively, due mainly to a decrease of $11,000 in NOW account fees. Loan servicing fees increased by $7,000, or 25.9%, to $34,000 from $27,000 for the three months ended September 30, 2009 and 2008, respectively, due to the increase in the number of loans processed. Income on bank-owned life insurance decreased $9,000 to $115,000 for the three months ended September 30, 2009 from $124,000 for the same period in 2008 based on lower investment income earned by the underlying insurance company. Other income increased to $122,000 from $115,000 for the three months ended September 30, 2009 and 2008, respectively.
Non-Interest Expense:
Non-interest expenses increased $282,000, or 9.4%, during the third quarter of 2009 to $3.3 million versus $3.0 million for the same period of 2008 primarily resulting from the increase of $244,000 in FDIC deposit insurance premiums. These FDIC deposit insurance premiums totaled $262,000 for the three months ended September 30, 2009 compared to $18,000 for the same period of 2008. Salary and employee benefits totaled $1.6 million and $1.7 million in the third quarter of 2009 and 2008, respectively. Occupancy and equipment expense increased $45,000, or 14.4%, to $357,000 in the third quarter of 2009 from $312,000 in the same period of 2008 due mainly to an increase in building repairs and maintenance as well as depreciation due to the opening of the new branch in Derry, New Hampshire. Data processing expense remained stable at $228,000 in the third quarters of 2009 and 2008, respectively. Professional fees decreased $47,000, or 29.4%, to $113,000 in the third quarter of 2009 from $160,000 in the third quarter of 2008 due primarily to a decrease in legal and consulting fees. Marketing expense increased $18,000, or 18.4%, due to increased direct mail solicitations. OREO expense totaled $4,000 in the three months ended September 30, 2009 compared to $60,000 in the same period of 2008. Other expenses increased $127,000, or 30.5%, to $544,000 in the third quarter of 2009 from $417,000 in the same period of 2008 due primarily to an increase in loan workout expenses associated with one nonaccrual loan coupled with increases in recurring costs such as printing costs, telephone expenses and office supplies, primarily in conjunction with the Derry, New Hampshire branch opening.
Income Taxes:
The Company reported an income tax expense of $910,000 for the three months ended September 30, 2009 for an effective income tax rate of 36.8%. This compares to an income tax expense of $530,000 for the three months ended September 30, 2008 for an effective income tax rate of 31.9%, excluding the non-cash impairment write-down. The Company recognized the tax benefit of $3.3 million on the Fannie Mae and Freddie Mac preferred stock impairment charges in the fourth quarter of 2008. The modest increase in the effective tax rate in the third quarter of 2009 was due primarily to the adjustments in the third quarter of 2008 effective tax rate resulting from additional dividend income and tax-exempt income as a percentage of total consolidated income before income tax expense. Subsidiaries within the consolidated group pay various state income tax rates, the mix of taxable earnings within the group can change and, beginning in 2009, the taxable losses of one subsidiary can be used to offset taxable income in another subsidiary in the consolidated group.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended September 30, 2009 and 2008. Average loans include non-performing loans.

	Three months ended			Three months ended
	9/30/09			9/30/08
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$18,057	$11	0.24%	$12,094	$55	1.81%
U. S. Treasury and government- sponsored enterprise obligations	26,640	148	2.20	23,057	229	3.95
Corporate and other investment securities	18,983	107	2.24	28,453	338	4.73
Collateralized mortgage obligations and mortgage- backed securities	199,933	2,540	5.04	210,005	2,733	5.18

Total investment securities	263,613	2,806	4.22	273,609	3,355	4.88

Loans:
Residential real estate	127,655	1,735	5.39	101,850	1,431	5.59
Home equity	25,611	257	3.98	22,922	295	5.12
Consumer	636	11	6.86	1,100	16	5.79

Total retail loans	153,902	2,003	5.16	125,872	1,742	5.51

Construction and land	79,821	1,170	5.82	68,585	1,062	6.16
Commercial real estate	244,662	3,937	6.38	199,705	3,356	6.69
Commercial	29,407	352	4.75	26,792	410	6.09

Total corporate loans	353,890	5,459	6.12	295,082	4,828	6.51

Total loans	507,792	7,462	5.83	420,954	6,570	6.21

Total interest-earning assets	771,405	10,268	5.28%	694,563	9,925	5.68%

Allowance for loan losses	(6,454)			(5,328)
Other assets	30,855			29,482

Total assets	$795,806			$718,717

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$18,482	$9	0.19%	$18,402	$9	0.19%
Regular savings accounts	80,411	244	1.20	46,605	183	1.56
Money market accounts	86,088	277	1.28	87,856	497	2.25
Certificates of deposit and escrow	244,543	1,971	3.20	200,742	1,832	3.63

Total interest-bearing deposits	429,524	2,501	2.31	353,605	2,521	2.84

Borrowed funds:
Long-term borrowed funds	250,309	2,721	4.31	265,409	2,911	4.36
Short-term borrowed funds	5,819	4	0.27	10,109	50	1.97

Total borrowed funds	256,128	2,725	4.22	275,518	2,961	4.28

Total interest-bearing liabilities	685,652	5,226	3.02%	629,123	5,482	3.47%

Non-interest-bearing deposits	32,383			29,294
Other liabilities	3,211			2,804

Total liabilities	721,246			661,221
Stockholders’ equity	74,560			57,496

Total liabilities and stockholders’ equity	$795,806			$718,717

Net interest rate spread			2.26%			2.21%

Net interest income		$5,042			$4,443

Net interest margin on average earning assets			2.59%			2.54%

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
SUMMARY
The Company reported net income available to common shareholders of $3.0 million, or $0.66 per diluted common share, as compared to a net loss of $(6.4) million, or $(1.42) per diluted common share, for the nine months ended September 30, 2009 and 2008, respectively. The largest factor in 2009’s year-to-date results was the increase in the FDIC deposit insurance premiums which totaled $1.0 million for the nine months ended September 30, 2009 versus $47,000 in the comparable quarter of 2008. This reflects the aforementioned special deposit assessment of $370,000 in 2009 that was assessed to all financial institutions. Other significant factors were the elimination of Fannie Mae and Freddie Mac preferred stock dividends and the suspension of FHLBB dividends that together resulted in a decrease of $780,000 for 2009 from the results for the comparable nine month period in 2008. Partially offsetting these impacts were gains on sales of investments of $1.0 million in the nine months ended September 30, 2009 compared to none in the comparable nine month period in 2008. The largest factor in 2008’s year-to-date results was the non-cash impairment write-down on investments in Fannie Mae and Freddie Mac preferred stock totaling $(9.4) million or $(2.10) per diluted share. The normalized earnings excluding the non-cash impairment write-down totaled $3.0 million, or $0.67 per share, for the nine months ended September 30, 2008.
Net Interest Income:
Net interest income for the nine months ended September 30, 2009 increased by $1.8 million, or 14.2%, to $14.3 million from $12.6 million for the same period of 2008. The net interest rate spread increased to 2.19% for the nine months ended September 30, 2009 versus 2.15% for the same period of 2008. Interest income for the nine months ended September 30, 2009 increased $1.6 million primarily due to higher average loan balances compared to the same period of 2008. Coupled with the increase in total interest income was a decrease of $154,000 in total interest expense primarily due to a decrease in average deposit rates. Net interest margin remained stable at 2.53% for the nine months ended September 30, 2009 and 2008, respectively.
Interest and Dividend Income:
Interest and dividend income increased $1.6 million, or 5.7%, during the first nine months of 2009 versus the same period in 2008, primarily due to a rise in average loan balances.
Average loan interest rates decreased 55 basis points from 6.38% to 5.83% during the first nine months of 2009 as compared to the same period of 2008, resulting in a decrease of $1.8 million to interest income. Average loan balances rose $96.6 million, or 24.7%, from $390.3 million in 2008 to $486.8 million in 2009, contributing $4.4 million to interest income.
Average investment security interest rates decreased 44 basis points during the first nine months of 2009, from 4.98% in 2008 to 4.54% in 2009, resulting in a decrease of $829,000 to interest income. Average investment security balances declined $1.2 million, from $271.6 million in 2008 to $270.3 million in 2009, resulting in a decrease of $119,000 to interest income. In connection with the conservatorship of Fannie Mae and Freddie Mac, in the third quarter of 2008 future dividend payments of those entities ceased. During the first nine months of 2009, the Company recognized no dividend income            from FNMA and FHLMC preferred stock while dividend income from its preferred stock investments of $436,000 was recognized in the first nine months of 2008. FHLB stock dividends have also been suspended indefinitely. These dividends amounted to $344,000 in the nine months ended September 30, 2008 compared to zero in 2009.
Interest Expense:
Interest expense decreased $154,000, or 0.9%, during the first nine months of 2009, from $16.2 million in 2008 to $16.1 million in the same period of 2009, primarily due to the rise in average deposit and average borrowed funds volumes.
Average deposit interest rates decreased 61 basis points, from 3.13% to 2.52% in the first nine months of 2009 as compared to the same period of 2008, decreasing interest expense by $1.7 million. Average interest-bearing deposit balances increased by $87.5 million or 27.1%, from $323.3 million in 2008 to $410.8 million in 2009, accompanied by a change in the mix resulting in a preference for higher costing certificates of deposit and high rate promotional savings accounts, which increased interest expense by $1.8 million.
Average borrowed funds interest rates decreased 9 basis points from 4.30% in the first nine months of 2008 to 4.21% in the same period of 2009, resulting in a decrease of $182,000 to interest expense. Average borrowed funds balances declined $4.6 million, or 1.7%, from $268.8 million in 2008 to $264.3 million in 2009. This decrease resulted in a decline in interest expense of $152,000 due primarily to a decrease in longer term borrowed funds.
Provision for Loan Losses:
The provision for loan losses totaled $1.1 million and $835,000 for the nine months ended September 30, 2009 and 2008, respectively. The provisions in 2009 and 2008 reflect management’s analysis of loan growth and changes in risk during the first nine months of 2009 and 2008 with the highest levels of growth coming from the commercial real estate and residential loan portfolio. The balance of the allowance for loan losses grew to $6.6 million at September 30, 2009, from $5.5 million at September 30, 2008.
Non-Interest Income (Loss):
Non-interest income increased $10.4 million, or 133.2%, for the nine months ended September 30, 2009 to $2.6 million in 2009 versus a loss of $(7.8) million in 2008. The largest factor in 2009 was the gains on sales of investments of $1.0 million as compared to none in the first nine months of 2008. The non-cash impairment write-down totaled $(9.4) million in 2008. Normalized non-interest income, excluding the non-cash impairment write-down totaled $1.5 million in 2008. Deposit account fees decreased $72,000, or 9.2%, to $710,000 from $782,000 for the nine months ended September 30, 2009 and 2008, respectively, due mainly to a decrease of $37,000 in NOW account fees. Loan servicing fees increased by $50,000, or 50.0%, to $150,000 from $100,000 for the nine months ended September 30, 2009 and 2008, respectively, due to increased refinancing activity. Income on bank-owned life insurance increased $47,000 to $364,000 for the nine months ended September 30, 2009 from $317,000 for the same period in 2008. Other income increased modestly to $347,000 from $341,000 for the nine months ended September 30, 2009 and 2008, respectively.
Non-Interest Expense:
Non-interest expenses increased $1.6 million, or 17.7%, during the first nine months of 2009 to $10.3 million versus $8.8 million for the same period of 2008 primarily resulting from the increase of $975,000 in FDIC deposit insurance premiums which totaled $1.0 million and $47,000 in the nine months ended September 30, 2009 versus 2008, respectively, and an increase in other expenses due to an increase in loan workout expenses. Included in the year-to-date FDIC deposit insurance premiums of $1.0 million was a charge for the special FDIC deposit assessment of $370,000. Salary and employee benefits increased $50,000, or 1.0%, to $5.0 million for the nine months ended September 30, 2009 and 2008, respectively, due to the increase in head count for full staffing of the new Derry, New Hampshire, branch as well as an increase in medical insurance costs. Occupancy and equipment expense increased $92,000, or 9.3%, to $1.1 million in the first nine months of 2009 from $985,000 in the same period of 2008 due mainly to an increase in building repairs and maintenance coupled with an increase in depreciation of the new Derry, NH branch. Data processing expense amounted to $702,000 versus $705,000 in the first nine months of 2009 and 2008, respectively. Professional fees increased $28,000, or 6.6%, to $450,000 in the first nine months of 2009 from $422,000 in the first nine months of 2008 due primarily to an increase in legal fees and regulatory exam assessments. Marketing expenses increased $30,000, or 8.7%, to $374,000 in the first nine months of 2009 from $344,000 for the comparable period of 2008 primarily due to increased marketing campaigns for the opening of the new Derry, New Hampshire branch. OREO expense totaled $6,000 in the nine months ended September 30, 2009 compared to $116,000 in 2008. Other expenses increased $496,000, or 41.1%, to $1.7 million in the first nine months of 2009 from $1.2 million in the same period of 2008 due primarily to an increase in loan workout expenses associated with one nonaccrual loan in the amount of $231,000 and expenses associated with a third party debit card fraud in the amount of $70,000. These increases were coupled with increases in recurring costs such as printing costs, telephone expenses and office supplies, primarily in conjunction with the Derry, New Hampshire branch opening in January 2009.

Income Taxes:
The Company reported an income tax expense of $1.9 million for the nine months ended September 30, 2009 for an effective income tax rate of 34.8%. This compares to an income tax expense of $1.5 million for the nine months ended September 30, 2008 for an effective income tax rate of 33.1%, excluding the non-cash impairment write-down.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the nine months ended September 30, 2009 and 2008. Average loans include non-performing loans.

	Nine months ended			Nine months ended
	9/30/09			9/30/08
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$14,715	$22	0.20%	$10,424	$167	2.14%
U. S. Treasury and government- sponsored enterprise obligations	23,153	519	3.00	23,825	726	4.07
Corporate and other investment securities	19,456	360	2.47	27,660	1,161	5.61
Collateralized mortgage obligations and mortgage- backed securities	213,031	8,283	5.20	209,667	8,078	5.15

Total investment securities	270,355	9,184	4.54	271,576	10,132	4.98

Loans:
Residential real estate	122,118	5,029	5.51	92,535	3,898	5.63
Home equity	24,661	754	4.09	22,645	907	5.35
Consumer	683	35	6.85	1,002	49	6.53

Total retail loans	147,462	5,818	5.28	116,182	4,854	5.58

Construction and land	66,769	2,759	5.52	63,290	3,099	6.54
Commercial real estate	242,157	11,545	6.37	183,949	9,401	6.83
Commercial	30,447	1,094	4.80	26,837	1,282	6.38

Total corporate loans	339,373	15,398	6.07	274,076	13,782	6.72

Total loans	486,835	21,216	5.83	390,258	18,636	6.38

Total interest-earning assets	757,190	30,400	5.37%	661,834	28,768	5.81%

Allowance for loan losses	(6,219)			(5,032)
Other assets	30,745			26,843

Total assets	$781,716			$683,645

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$18,419	$27	0.20%	$17,933	$26	0.19%
Regular savings accounts	69,294	685	1.32	37,929	332	1.17
Money market accounts	80,245	911	1.52	80,532	1,439	2.39
Certificates of deposit and escrow	242,867	6,123	3.37	186,942	5,769	4.12

Total interest-bearing deposits	410,825	7,746	2.52	323,336	7,566	3.13

Borrowed funds:
Long-term borrowed funds	255,207	8,265	4.33	259,933	8,519	4.38
Short-term borrowed funds	9,067	47	0.69	8,913	127	1.90

Total borrowed funds	264,274	8,312	4.21	268,846	8,646	4.30

Total interest-bearing liabilities	675,099	16,058	3.18%	592,182	16,212	3.66%

Non-interest-bearing deposits	30,403			28,817
Other liabilities	3,055			2,939

Total liabilities	708,557			623,938
Stockholders’ equity	73,159			59,707

Total liabilities and stockholders’ equity	$781,716			$683,645

Net interest rate spread			2.19%			2.15%

Net interest income		$14,342			$12,556

Net interest margin on average earning assets			2.53%			2.53%

LIQUIDITY AND CAPITAL RESOURCES:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank did not pay dividends to the Company in the first nine months of 2009 and 2008, respectively.
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
The Bank has a collateralized line of credit of $3.0 million with the FHLBB. At September 30, 2009, the entire $3.0 million was available. In addition, the Bank established a collateralized line of credit with the Federal Reserve Bank discount window for $15.0 million which was available in its entirety at September 30, 2009.
The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLBB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLBB at September 30, 2009 was $296.4 million, of which $209.1 million had been borrowed.
At September 30, 2009, the Company’s stockholders’ equity totaled $76.4 million, an increase of $4.2 million when compared to $72.1 million at December 31, 2008. The increase was primarily attributable to net income of $3.6 million coupled with an increase in the net unrealized gain on investment securities available for sale of $2.0 million, net of tax, partially offset by cash dividends to common shareholders of $1.1 million and cash dividends to preferred shareholders of $507,000.
Each of the Company and the Bank was “well-capitalized” for bank regulatory purposes as of September 30, 2009. The following table presents the Company’s and the Bank’s capital ratios at September 30, 2009, December 31, 2008, and September 30, 2008:

	Regulatory Threshold
	for “Well Capitalized”
	Category	09/30/09	12/31/08	09/30/08

LSB Corporation Tier 1 risk-based	6.0%	12.64%	13.30%	10.62%
River Bank Tier 1 leverage ratio	5.0%	8.17%	8.18%	7.33%
River Bank Tier 1 risk-based	6.0%	11.54%	11.83%	10.54%
River Bank total risk-based	10.0%	12.72%	12.97%	11.64%
The modest decline in the Company’s and the Bank’s regulatory capital ratios was primarily attributable to the increase in total assets as well as the mix of assets changing from investments to loans since December 31, 2008.
After the end of the quarter ended September 30, 2009, on October 20, 2009, the Bank entered into an unsecured subordinated debt agreement (the “agreement”) in the amount of $6.0 million which matures on October 20, 2016. The agreement calls for a fixed interest rate of 8.5% and equal annual principal payments commencing on the third anniversary. The Company expects that the entire amount of the subordinated debt will be included as part of the Bank’s Tier 2 capital as of December 31, 2009.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Management believes there have been no material changes to the discussion under the sub-caption “Interest Rate Sensitivity” of the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of the Company’s 2008 Annual Report on Form 10-K which is incorporated by reference.
ITEM 4T: CONTROLS AND PROCEDURES
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Bank is involved in various legal proceedings incidental to its business. During the three months ended September 30, 2009, no new legal proceeding was filed or terminated and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
ITEM 1A. RISK FACTORS
Other than the risk factor discussed below and the risk factor set forth in the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2009, management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2008.
When the Company becomes subject to the full SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, it will likely incur significant costs in connection with first providing internal control reports. Under current SEC regulations, as a “smaller reporting company” under the federal securities laws, the Company became subject to the management reporting component for its year ended December 31, 2007, and will become subject to the outside auditors’ attestation component of Section 404 of the Sarbanes-Oxley Act of 2002 for its year ending December 31, 2010. Section 404 requires that the Company prepare a management report on its internal control over financial reporting and obtain an attestation on that report from its auditors in connection with its most recent consolidated financial statements included with its annual report. During the past several years, many SEC reporting companies have incurred significant costs in connection with first providing internal control reports. The Company will likely incur significant costs in connection with obtaining the outside auditors’ attestation report of the Company’s internal control reports. If the Company does incur such costs, the costs could have an adverse effect on the Company’s results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	None.

(b)	None.

(c)	None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
      None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
ITEM 5. OTHER INFORMATION
(a)	None.

(b)	None.
ITEM 6. EXHIBITS

Number	Description

2	Plan of Reorganization and Acquisition, dated as of March 12, 2001 between LSB Corporation and Lawrence Savings Bank (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

3(i).1	Articles of Organization of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated by reference)

3(i).2	Articles of Amendment of the Articles of Organization of LSB Corporation, as submitted for filing in the Office of the Secretary of the Commonwealth of Massachusetts on December 30, 2005, (Filed as Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed January 6, 2006, and incorporated herein by reference)

3(ii)	Amended and Restated By-Laws of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2007, and incorporated herein by reference)

3(iii)	Lawrence Savings Bank Certificate of Vote of Directors Establishing a Series of a Class of Stock (Filed as Exhibit 3(iii) to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)

4.1	Specimen certificate of shares of common stock of the Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

4.2	Renewed Rights Agreement dated as of November 17, 2005, between LSB Corporation and Computershare Trust Company, N.A., as Rights Agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2006, and incorporated herein by reference)

10.1	Subordinated Debt Agreement dated October 20, 2009, between River Bank and Commerce Bank & Trust Company (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 23, 2009, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION
November 12, 2009	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

November 12, 2009	/s/ Diane L. Walker
Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the nine months ended September 30, 2009
EXHIBIT INDEX