Form 10-K
period 2009-12-31
LSB CORP
filed 2010-03-15
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-32955
LSB CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-3557612

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Massachusetts Avenue, North Andover, MA	01845

(Address of principal executive offices)	(Zip Code)
(978) 725-7500
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Titles of each Class	Name of each Exchange on which registered

Common Stock, par value $.10 per share	NASDAQ Global Market
(including associated Preferred Stock Purchase Rights)
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☑ No
Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the voting common equity stock held by non-affiliates* of the registrant based on the closing sale price of $10.18 per share as of June 30, 2009, was approximately $42.5 million.
*	For purposes of this calculation only, the common stock of LSB Corporation held by directors and executive officers of LSB Corporation has been treated as owned by affiliates.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 5, 2010

Common Stock, par value $.10 per share	4,506,686 shares
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1)	Certain information required for Part III of this report is incorporated herein by reference to the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which the registrant intends to file with the Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2009.

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
CAUTION REGARDING NON-GAAP FINANCIAL MEASURES
This Form 10-K also contains certain non-GAAP financial measures in addition to results presented in accordance with Generally Accepted Accounting Principles (“GAAP”) in both 2009 and 2008 as indicated. In an effort to provide investors with information regarding the Company’s results, the Company has disclosed certain non-GAAP information, which management believes provides useful information to the investor. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.
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
The Corporation is subject to regulation, supervision and periodic examination by the Board of Governors of the Federal Reserve System (“FRB”) and Massachusetts Division of Banks. The Bank is subject to supervision, regulation, and periodic examination by the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks (the “Division”).
The Bank has three wholly-owned subsidiaries. Shawsheen Security Corporation and Shawsheen Security Corporation II engage exclusively in buying, selling, dealing in and holding securities for their own accounts. Spruce Wood Realty Trust holds real estate used in the ordinary course of the Bank’s business.
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
The Company engages in no business activities directly and is entirely dependent on the receipt of dividends from the Bank to meet the Company’s separate expenses, repay any indebtedness and pay dividends. Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Without regulatory approval, the total amount of dividends declared in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years. As such, the Bank is required to seek regulatory approval for the payment of dividends to the Company as of December 31, 2009.

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
LENDING ACTIVITIES
The Bank’s loan portfolio consists of commercial real estate, commercial business, construction and land development, residential real estate, home equity and consumer loans. Competition on both pricing and underwriting terms has been strong in the Bank’s market area. Gross loans at December 31, 2009 were $536.6 million, an increase of $84.0 million from $452.6 million at December 31, 2008.
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
CONSTRUCTION AND LAND DEVELOPMENT
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
RESIDENTIAL MORTGAGES
The Bank originates fixed and adjustable rate residential mortgage loans which are underwritten to be eligible for sale in the secondary market. These loans are secured primarily by owner occupied 1-4 family primary residential properties. Adjustable rate mortgage loans are generally held by the Bank in the loan portfolio as a means to manage interest rate risk. Fixed rate mortgages are occasionally sold into the secondary market unless management believes they represent a good long-term asset based on various factors such as loan-to-value ratios, interest rates and management’s expectations of a loan’s duration. During 2009, the Bank retained all of its originated loans.
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
The Bank is a member of the FHLBB. The Bank is required to own stock of the FHLBB. The Bank’s FHLBB stock is carried on the Company’s balance sheet at cost, which equals par value. On April 19, 2004, the FHLBB implemented a new capital structure and stock investment requirements for members to comply with the Gramm-Leach-Bliley Act of 1999. The minimum stock investment requirements are based in part on the amount of the Bank’s outstanding advances with the FHLBB. The Bank receives an amount equal to the par value of the FHLBB stock when excess stock is redeemed. In December 2008, the FHLBB placed a moratorium on redemptions of all excess stock. At December 31, 2009, the Bank held $11.8 million of FHLBB stock.
The Company functions only as a holding company for the Bank, engages in no business activities directly and is entirely dependent on the receipt of dividends from the Bank to meet its separate expenses, repay any indebtedness and pay dividends to the Company’s stockholders.
EMPLOYEES
The Company maintains no separate payroll. As of December 31, 2009, the Bank employed 110 total employees, which was equal to 99.2 employees on a full-time equivalent basis. None of the Bank’s employees is subject to a collective bargaining agreement or represented by a labor union. Management considers its relations with employees to be good.
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
SUPERVISION AND REGULATION
As a bank holding company, the Corporation is subject to regulation and supervision by the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and files with the FRB an annual report and such additional reports as the FRB may require. The Corporation is also subject to regulations by the Division. The Corporation’s activities are limited to the business of banking and activities “closely related” or incidental to banking as determined by the FRB. The Corporation generally may not directly or indirectly engage in business activities or acquire more than five percent of any class of voting shares of any company without notice to or approval of the FRB. The Bank is an FDIC insured state-chartered savings bank subject to the regulations and supervisory authority of, and periodic examinations by, both the FDIC and the Division. These examinations test the Bank’s safety and soundness and compliance with various statutory and regulatory requirements. The Corporation and the Bank are both subject to federal and state taxation authorities. The Bank is subject to certain reserve and reporting requirements as a non-member bank of the Federal Reserve System. The Bank is a member of the Massachusetts Depositors Insurance Fund, an industry-sponsored insurer of deposit balances exceeding FDIC insurance limits.
Federal and state bank regulatory agencies have authority to issue cease and desist orders, assess civil money penalties, remove officers and directors, issue capital directives and impose prompt corrective action restrictions or requirements to address safety and soundness and compliance issues of the Corporation and the Bank. Among other things, the regulatory agencies have authority to restrict or prohibit the payment of dividends on the Bank’s or the Corporation’s capital stock if such payment would constitute an unsafe or unsound banking practice or reduce the Company’s or the Bank’s capital levels below regulatory minimums. See “Capital Adequacy” in Results of Operations in Item 7 hereof, in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to the Consolidated Financial Statements for further information. Without regulatory approval, the total amount of dividends declared in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years. As such, the Bank is required to seek regulatory approval for the payment of dividends to the Company as of December 31, 2009. In addition, the Bank must obtain prior regulatory approvals to undertake certain banking transactions and initiatives, including establishment, relocation or termination of a banking office, and merger or acquisition transactions with other banks or non-banking entities. The supervision and regulation of the Bank are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the FDIC and non-business borrowers and not for the protection of investors or stockholders of the Company. The results of examinations provide regulators with a means of measuring and assessing each institution and taking prompt corrective actions to address any safety and soundness or compliance issues.
To the extent that information in this report under the heading “Supervision and Regulation” describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provision described. Any changes in applicable laws or regulations may have a material effect on the business and prospects of the Company.
FEDERAL DEPOSIT INSURANCE PREMIUMS
The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), among other things, gave the FDIC greater discretion to identify the relative risks depository institutions present to the DIF and set risk-based premiums accordingly. The premiums vary depending on the institution’s “risk category,” which is based on the institution’s capital level and supervisory ratings. FDIC insurance premiums would have been $258,000 in 2008, however the Company was able to apply credits of $175,000 resulting in a net expense of $83,000. In December 2008, the FDIC board approved a 7 basis points (“bps”) increase in premiums charged to banks for deposit insurance, boosting the rate to between 12 cents and 50 cents per $100 of domestic deposits from a range of five cents to 43 cents due to market developments that have significantly depleted the DIF and reduced the ratio of reserves to insured deposits.
On February 27, 2009, the FDIC issued a final rule, effective April 1, 2009, which changed the way the FDIC’s assessment system differentiates for risk, made corresponding changes to assessment rates beginning with the second quarter of 2009, and made certain technical and other changes to the assessment rules. The FDIC simultaneously issued an interim rule to impose a 20 bps special assessment (and possible additional special assessments of up to 10 basis points thereafter) to replenish the DIF. The special assessment was equal to 20 basis points of an institution’s assessment base on June 30, 2009. Additionally, beginning April 1, 2009, the FDIC increased its base fees on insured deposits. The combination of the special assessment plus the base fee increased the Company’s 2009 deposit insurance premiums to approximately $1.3 million, for an increase of $1.2 million.
The risk-based assessments contained in the final rule may cause the Company’s premiums to increase further in the future. The final rule provides for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) an increase for secured liabilities, including Federal Home Loan Bank advances, securities sold under repurchase agreements, secured Federal funds purchased and certain other secured borrowings, if the institution’s ratio of secured liabilities to domestic deposits is greater than 25%; and (3) for all institutions other than those in Risk Category I (i.e., banks that are “well capitalized” with few weaknesses), an increase of up to 10 bps in the assessment rate if the institution has brokered deposits in excess of 10% of the institution’s domestic deposits. As of December 31, 2009, the Bank’s ratio of secured liabilities to domestic deposits was 53% and its ratio of brokered deposits to domestic deposits was 6%.
The final rule also added an “adjusted brokered deposit ratio,” which measures the extent to which brokered deposits are funding rapid asset growth. The adjusted brokered deposit ratio will affect only those established Risk Category I institutions whose total gross assets are more than 40 percent greater than they were four years previously, after adjusting for mergers and acquisitions. In general, the greater an institution’s asset growth and the greater its percentage of brokered deposits, the greater will be the increase in its initial base assessment rate. Specifically, if an institution’s ratio of brokered deposits to domestic deposits exceeds 10 percent and its asset growth over the previous four years is more than 70 percent, the adjusted brokered deposit ratio will equal the institution’s ratio of brokered deposits to domestic deposits less the 10 percent threshold. If an institution’s ratio of brokered deposits to domestic deposits exceeds 10 percent but its asset growth over the previous four years is between 40 percent and 70 percent, the adjusted brokered deposit ratio will equal a gradually increasing fraction of the ratio of brokered deposits to domestic deposits (minus the 10 percent threshold). If an institution’s ratio of brokered deposits to domestic deposits is 10 percent or less or if the institution’s asset growth over the previous four years is less than 40 percent, the adjusted brokered deposit ratio will be zero and will have no effect on the institution’s assessment rate. As of December 31, 2009, River Bank’s ratio of brokered deposits to domestic deposits was 6%, and its asset growth over the previous four years was approximately 56%.
On November 12, 2009, the FDIC issued a final rule to require insured depository institutions to prepay estimated deposit insurance assessments for the 4th quarter of 2009, and for all of 2010, 2011, and 2012 to strengthen the liquidity of the DIF without immediately impacting earnings of banking institutions. The prepaid assessment was paid on December 30, 2009 along with the payment of the regular third quarter deposit insurance assessment, and recorded as a prepaid expense (asset). The total amount of the Bank’s prepayment was $3.1 million. Unlike the special assessments, the prepayment did not immediately affect earnings because the payments will be amortized into expense each quarter during 2010 through 2012. If any prepaid assessment is not exhausted after collection of the amount due on June 30, 2013, the excess prepayment will be returned to the Bank by the FDIC.
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
The SEC has extended compliance dates for non-accelerated filers and smaller reporting companies with respect to management reporting and outside auditors’ attestation regarding the adequacy of internal controls over financial reporting (Section 404 of the Sarbanes-Oxley Act). The Company is considered a smaller reporting company filer with the SEC and, under current law, began to comply with the management reporting component of Section 404 for its year ended December 31, 2007, while the outside auditors’ attestation component of Section 404 is currently scheduled to be required for the year ending December 31, 2010.
TROUBLED ASSET RELIEF PROGRAM AND EMERGENCY ECONOMIC STABILIZATION ACT
The Emergency Economic Stabilization Act of 2008 (“EESA”) provides authority to the Treasury to restore liquidity and stability to the United States financial system. The EESA authorizes the Treasury to establish a Troubled Asset Relief Program (“TARP”) and, pursuant to TARP, the Treasury established the Capital Purchase Program (“CPP”) to purchase senior preferred stock from eligible financial institutions under standardized terms. Eligible institutions could apply to receive an equity investment from the Treasury in an amount equal to between 1% and 3% of each institution’s risk-weighted assets. The American Recovery and Reinvestment Act of 2009 (“ARRA”) amends certain provisions of EESA, further regulates executive compensation for certain recipients of CPP funds and includes a provision that, subject to consultation with the appropriate Federal banking agency, directs the Treasury to permit financial institutions from whom the Treasury purchased preferred stock to redeem such preferred stock without regard to whether such financial institution has replaced such funds and not subject to any waiting period.
As disclosed elsewhere in this Annual Report on Form 10-K, on December 12, 2008, the Company issued and sold (i) 15,000 shares of senior cumulative perpetual preferred stock, Series B, (“Senior Preferred”), with a liquidation preference of $1,000 per share and (ii) ten-year warrants to purchase up to 209,497 shares of the Company’s common stock at an exercise price of $10.74 per share, to the Treasury as part of CPP, for an aggregate purchase price of $15,000,000. On November 18, 2009, the Company redeemed the Treasury’s Senior Preferred stock investment in the amount of $15.0 million and on December 16, 2009, the Company repurchased the warrant for 209,497 shares of common stock in the amount of $560,000. As a result of these actions, the Company is completely separated from the TARP program and is no longer subject to EESA restrictions regarding dividends, stock repurchases or executive compensation.

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
A Massachusetts predatory lending law restricts certain home mortgage lending practices. The law applies to banks that make so-called “high cost mortgage loans” and, among other provisions, requires credit counseling for borrowers, requires that banks have a “reasonable belief” that borrowers are able to make required payments out of current income, and limits the financing of points and fees.
Massachusetts law prohibits all mortgage lenders, including savings banks, from knowingly making a home mortgage loan in Massachusetts for the purpose of re-financing an existing home mortgage loan closed within the preceding five years, or re-financing any other debt of the borrower regardless of when it was incurred, unless the refinancing is “in the borrower’s interest.” The Commissioner has issued regulations further clarifying the factors to be considered by a lender in determining whether a refinancing is in the borrower’s interest and the procedures a bank must follow to demonstrate its compliance with the law.
Massachusetts enacted legislation effective in 2005 that revised and recodified a wide range of Massachusetts banking laws. Among other things, the law revised Massachusetts’ branching and lending laws, eliminating rigid restrictions on lending, but requiring Massachusetts banks to enact comprehensive loan policies that carefully describe loan programs and the loan-to-value ratios, amortization requirements, and other elements of those programs.
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
Massachusetts Depositors Insurance Fund. All Massachusetts-chartered savings banks, including the Bank, are required to be members of the Massachusetts Depositors Insurance Fund, Inc. (“Mass DIF”), a corporation that insures savings bank deposits that are not otherwise covered by federal deposit insurance. The Mass DIF is authorized to charge savings banks an annual assessment of up to 1/16th of 1% of a savings bank’s deposits.

SECURITIES AND EXCHANGE COMMISSION FILINGS ON COMPANY’S WEB SITE
Under Section 13 of the Securities Exchange Act of 1934, the Company files various reports with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), Forms 3, 4 & 5 (Statements of Beneficial Ownership), Forms S-3, S-8 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, at which all forms filed electronically may be accessed. The Company’s website: www.riverbk.com has a section for SEC filings available free of charge and provides a link under www.riverbk.com/home/about/stockholder.com. Information contained on our website and the SEC website is not incorporated by reference into this Form 10-K. We have included our web address and the SEC website address only as inactive textual references and do not intend them to be active links to our website or the SEC website.
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
If the Company has higher loan losses than it has provided for, its earnings could materially decrease. The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. The Company may therefore experience significant credit losses that could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If one or more of the assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially reduce the Company’s net income and could adversely affect its financial condition. Moreover, when a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.
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
The Company operates in a highly regulated environment and may be adversely impacted by changes in law and regulations. The Company is subject to extensive regulation, supervision and examination. See Supervision and Regulation in Item 1 hereof, Business. Due to the current economic climate, we may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Any change in the laws or regulations or failure by the Company to comply with applicable laws and regulations, or change in regulators’ supervisory policies or examination procedures, whether by the Division, the FDIC, the FRB, other state or federal regulators, the United States Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.
The Company’s FDIC premiums have materially increased and could continue to do so because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. Additional increases could materially affect the Company’s earnings. On February 27, 2009, the FDIC passed an interim rule that allowed it to charge banks a special assessment of 20 bps on insured deposits to replenish the deposit insurance fund. This special assessment was collected in the third quarter of 2009. Additionally, beginning April 1, 2009, the FDIC increased its base fees on insured deposits, the combination of which increased the Company’s 2009 deposit insurance premiums by $1.2 million. See “Federal Deposit Insurance Premiums” in Supervision and Regulation in Item I hereof, Business, for more information on the FDIC insurance premiums. There can be no assurance that the Company’s FDIC premiums will not increase further and, if so, that its earnings would not materially decrease as a result.
The impact of further contemplated legislative and regulatory changes cannot be predicted at this time. The Obama Administration and Congress are actively considering a broad restructuring of the regulatory landscape for financial institutions. Congress continues to actively consider a number of legislative proposals that would affect the banking and financial services industries. According to House Financial Services Committee Chairman Barney Frank, the Committee is crafting a series of measures that will produce a comprehensive response to recent regulatory and market failures by, among other things, regulating derivatives and ensuring proper mortgage lending. One legislative proposal would consolidate the consumer protection responsibilities currently handled by the federal banking agencies and the Federal Trade Commission into a single new agency and would combine into a single agency the regulatory and supervisory functions of the federal banking agencies. Congress is also considering a comprehensive systemic risk and regulatory restructuring bill that may impose new mortgage reform and anti-predatory lending measures, and expand the deposit insurance assessment base. The House of Representatives and the Senate are considering different versions of regulatory reform proposals which, if approved by both bodies of Congress, would have to be reconciled before a bill could become law. The Company cannot predict at this time whether any of these legislative proposals will be enacted, and if so, what impact, if any, it would have on the Company’s financial condition, operating results or business.
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
The success of the Company is dependent on retaining certain key personnel or attracting and retaining additional, qualified personnel. The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Company relies on key personnel, including its executive officers, to manage and operate its business, including major revenue-generating functions such as loan and deposit generation. The loss of key staff may adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Company’s net income. The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees.
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
The Company relies on dividends from the Bank for substantially all of its revenue. The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends paid by the Bank. These dividends are the principal source of funds used to pay dividends on the Company’s common stock. Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Without regulatory approval, the total amount of dividends declared in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years. As such, the Bank is required to seek regulatory approval for the payment of dividends to the Company as of December 31, 2009. If the Bank is unable to pay dividends to the Company, then the Company will be unable to pay its obligations or pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the

Company’s business, financial condition and results of operations.
Market fluctuations and changes in interest rates have had, and may continue to have, significant and negative effects on the Company’s investment portfolio and stockholders’ equity. The Company’s results of operations depend in part on the performance of its invested assets. The Company had an investment portfolio with a fair value of $230.5 million at December 31, 2009, that is subject to:
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
If the Company’s investment portfolio were impaired by market or issuer-specific conditions to a substantial degree, its liquidity, financial position and operating results could be materially adversely affected.
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
If the Company’s investment in the Federal Home Loan Bank of Boston becomes impaired, its earnings and stockholders’ equity could decrease. The Company is required to own common stock of the FHLBB to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLBB’s advance program. The aggregate cost and fair value of the FHLBB common stock as of December 31, 2009 was $11.8 million based on its cost. FHLBB common stock is not a marketable security. For the years ended December 31, 2009 and 2008, the FHLBB reported net losses, primarily attributable to the other-than-temporary impairment of certain private-label mortgage-backed securities. Further, the FHLBB suspended dividends beginning in the quarter ended December 31, 2008 and has disclosed that, based on current information, dividend payments in 2010 are unlikely and a freeze was enacted on any stock redemptions, all in an effort to bolster regulatory capital. Further, the twelve Federal Home Loan Banks are jointly and severally liable for each other’s debt, which means that the FHLBB’s financial condition, and indirectly the value of FHLBB common stock, could be adversely affected by losses, capital weaknesses or other financial problems at one or more of other regional Federal Home Loan Banks. These and other developments could put into question whether the fair value of FHLBB stock owned by the Company was less than its carrying value. Consequently, the Company believes that there is a risk that its investment in FHLBB common stock could be deemed impaired at some time in the future, and if this occurs, it would cause its earnings and stockholders’ equity to decrease by the amount of the impairment charge.
When the Company becomes subject to the full SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, it will likely incur significant costs in connection with providing outside auditors’ attestation reports on management’s internal control assertions. Section 404 requires that the Company prepare a management report on its internal control over financial reporting and obtain an attestation on that report from its auditors in connection with its most recent consolidated financial statements included with its annual report. Under current SEC regulations, as a “smaller reporting company” under the federal securities laws, the Company became subject to the management reporting component for its fiscal year ended December 31, 2007 and is currently scheduled to become subject to the outside auditors’ attestation component of Section 404 of the Sarbanes-Oxley Act of 2002 for its fiscal year ending December 31, 2010. Many SEC reporting companies have incurred significant costs in connection with getting the outside auditors attestation. The Company will likely incur significant costs in connection with obtaining the outside auditors’ attestation report of the Company’s internal control reports. If the Company does incur such costs, the costs could have an adverse effect on the Company’s results of operations.
When the Company becomes subject to the full SEC requirements under Section 404 of the Sarbanes-Oxley Act of 2002, if its internal control reports disclose significant deficiencies or material weaknesses, its stockholders and lenders could lose confidence in its financial reporting, which would likely harm the trading price of its stock, its access to additional capital, and its liquidity. During the past several years, various SEC reporting companies, when providing internal control reports, disclosed significant deficiencies or material weaknesses in their internal control over financial reporting. If the Company’s internal control reports disclose material weaknesses, the Company’s stockholders could lose confidence in its financial reporting, which would likely harm the trading price of its stock, its access to additional capital, and its liquidity.
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
If regulatory capital levels were to decline from “well capitalized” to “adequately capitalized,” the Company’s expenses and sources of funding could be adversely affected. As of December 31, 2009, both the Company’s and the Bank’s regulatory capital levels were above the thresholds necessary to qualify as “well capitalized.” If in the future the regulatory capital levels were to decline from “well capitalized” to “adequately capitalized” the Company’s expenses and sources of funding could be adversely affected. Among other things, under the FDIC’s risk-based assessment system for determining deposit insurance premiums, an institution’s capital classification affects the initial base assessment rate used to determine the deposit insurance premiums the institution must pay. Under the FDIC rules, institutions that are “adequately capitalized” are not eligible for the FDIC’s lowest base assessment rates. In addition, if the Bank is not classified as “well capitalized,” it may not accept, renew or roll over any brokered deposit without an FDIC waiver or offer deposit rates with an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the relevant market area.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company conducts its business at its corporate offices in North Andover and multiple branch locations listed here. The Company believes that all of its properties are well maintained and are suitable for banking needs and operations.
The following table sets forth certain information about the Bank’s offices as of December 31, 2009:

					Lease
	Year				Current
	Acquired		Square	Owned/	Term	Renewal
	Or Leased		Feet	Leased	Expires	Options
CORPORATE OFFICES AND MAIN BANKING OFFICE

30 Massachusetts Ave.	1992		45,315	Owned	—	—
No. Andover, MA 01845

BRANCH BANKING OFFICES

Massachusetts

342 North Main Street	1995	(1)	2,449	Leased	2015	One (5 yrs.)
Andover, MA 01810

10 South Broadway	2009	(2)	2,170	Owned	—	—
Lawrence, MA 01843

20 Jackson Street	1968	(3)	2,369	Leased	2011	—
Methuen, MA 01844

148 Lowell Street	1979		5,234	Owned	—	—
Methuen, MA 01844

New Hampshire

51 Crystal Ave.	2007	(4)	2,600	Leased	2027	Four (5 yrs.)
Derry, NH 03038

401-403 Main Street, Ste. 105	2004		2,500	Leased	2014	Two (5 yrs.)
Salem, NH 03079

(1)	The Bank has occupied the branch since 1979 and performed a sale-leaseback transaction in 1995.

(2)	Prior to establishing this location in 2009 and opening a full service branch in January 2010, the Bank occupied a branch office at 300 Essex Street as a tenant for twelve years.

(3)	The Bank has executed a lease agreement and received all regulatory approvals in 2009 and will re-locate its 20 Jackson Street branch in the summer of 2010.

(4)	The Bank opened a full service branch at this location in January 2009.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s stock trades on the Nasdaq Global Market under the symbol “LSBX”. Sales prices of the stock are reported in the Wall Street Journal as “LSBCorp”. On February 28, 2010, the closing price of LSB Corporation common stock was $11.72.
The following table sets forth for the fiscal periods indicated certain information with respect to the sales prices of the Company’s common stock.

	Common Stock Prices		Cash
Fiscal Year	High	Low	Dividends

2009
Fourth Quarter	$11.74	$9.40	$0.05
Third Quarter	12.20	9.81	0.05
Second Quarter	10.67	8.12	0.05
First Quarter	9.04	7.11	0.15
2008
Fourth Quarter	$12.99	$7.25	$0.15
Third Quarter	17.50	9.05	0.15
Second Quarter	16.68	14.86	0.14
First Quarter	16.95	15.50	0.14
On March 5, 2010, there were approximately 765 holders of common stock. This number does not reflect the number of persons or entities who hold their stock in nominee or “street” name through various brokerage firms.
The Company anticipates that it will continue to pay dividends during 2010. In determining whether to declare or pay any dividends, whether regular or special, the Board of Directors will take into account the Company’s financial condition and results of operations, tax considerations, capital requirements, industry standards and economic conditions. The regulatory restrictions that affect the payment of dividends by the Bank to the Company discussed below will also be considered. The Company cannot guarantee that it will not reduce or eliminate dividends in the future.
Dividends from the Company will depend, primarily, upon receipt of dividends from the Bank because the Company has no significant source of income other than dividends from the Bank. Massachusetts banking law and FDIC regulations limit distributions from the Bank to the Company. For example, the Bank could not pay dividends if it were not in compliance with applicable regulatory capital requirements. Without regulatory approval, the total amount of dividends declared in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years. As such, the Bank is required to seek regulatory approval for the payment of dividends to the Company as of December 31, 2009. In addition, the Company is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial condition. See “Supervision and Regulation” in Item 1 hereof, Business, for further information.
Information on equity compensation plans required by Item 5 is incorporated by reference herein from the section in the Company’s Proxy Statement entitled “Equity Compensation Plan Information.”
During the year ended December 31, 2009, there were no shares of stock repurchased under the Company’s previously announced stock buyback program. The following information pertains to any purchase made by or on behalf of LSB Corporation or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of LSB Corporation common stock during the indicated periods. On April 26, 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. The Company has no deadline on the duration of the repurchase program. Under the common stock repurchase program, the Company repurchased 154,976 shares, or approximately 3% of the Company’s outstanding common stock, at an average cost of $16.12 per share, between April 26, 2007 and June 30, 2008. As a result of the other-than temporary impairment charges recorded during 2008, the Company suspended its stock repurchase program. The Company also was not permitted to reinstate the repurchase program while the Treasury’s $15 million preferred stock investment was outstanding. There were no stock repurchases during 2009 after the repurchase in November 2009 of the preferred stock from the Treasury, nor has the Company announced its intention to resume its stock repurchase program. See Note 9 to the Consolidated Financial Statements for further information.

As disclosed elsewhere in this Annual Report on Form 10-K, on December 12, 2008, the Company issued and sold (i) 15,000 shares of Senior Preferred, with a liquidation preference of $1,000 per share and (ii) ten-year warrants to purchase up to 209,497 shares of the Company’s common stock at an exercise price of $10.74 per share, to the Treasury as part of CPP, for an aggregate purchase price of $15,000,000. The sale of Senior Preferred and warrants to the Treasury was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company did not engage in general solicitation or advertising with regard to the issuance and sale of such securities and did not offer securities to the public in connection with the issuance and sale of Senior Preferred and warrants to the Treasury. On November 18, 2009, the Company redeemed the Treasury’s Senior Preferred stock investment in the amount of $15.0 million and on December 16, 2009, the Company repurchased the warrant for 209,497 shares of common stock in the amount of $560,000. See “Troubled Asset Relief Program and Emergency Economic Stabilization Act” in Supervision and Regulation in Item 1 hereof, Business, and Note 9 to the Consolidated Financial Statements for more information.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

December 31,	2009	2008	2007	2006	2005

(Dollars in Thousands, Except Per Share Data)
Balance Sheet Data:
Total assets	$816,598	$761,324	$621,651	$542,965	$521,800
Loans, gross	536,619	452,621	358,113	288,163	234,611
Allowance for loan losses	7,168	5,885	4,810	4,309	4,126
Federal funds sold	6,597	6,469	56	11,871	198
Investment securities	230,533	264,561	230,596	218,682	260,046
Deposits	492,794	408,663	322,083	295,662	303,087
Borrowed funds	259,082	276,490	235,351	184,782	153,380
Stockholders’ equity	60,520	72,142	60,298	58,531	59,922

Year Ended December 31,	2009	2008	2007	2006	2005

Operating Data:
Interest income	$40,842	$38,755	$35,008	$28,956	$25,558
Interest expense	21,267	21,880	19,681	15,160	11,638

Net interest income	19,575	16,875	15,327	13,796	13,920
Provision (credit) for loan losses	1,640	1,285	645	160	—
Impairment write-downs on securities	—	(10,105)	—	—	—
Gains (losses) on sales of investment securities	1,832	—	—	(2,417)	—
Gains on pension plan termination	—	—	762	602	—
Prepayment penalty on FHLB advances	(127)	—	—	—	—
Other non-interest income	2,091	2,116	1,922	1,410	1,555
Lawsuit judgment collected	—	—	—	—	2,233
Salaries and employee benefits expense	7,083	6,706	6,836	7,399	6,899
Other non-interest expense	6,944	5,170	4,721	5,621	4,245

Income (loss) before income taxes	7,704	(4,275)	5,809	211	6,564
Income tax expense (benefit)	2,667	(1,552)	2,091	85	2,407

Net income (loss) before preferred stock dividends and accretion	5,037	(2,723)	3,718	126	4,157
Preferred stock dividends and accretion	(1,245)	(4)	—	—	—

Net income (loss) attributable to common shareholders	$3,792	$(2,727)	3,718	126	4,157

Basic earnings (loss) per share	$0.85	$(0.61)	$0.81	$0.03	$0.94
Diluted earnings (loss) per share	$0.85	$(0.61)	$0.81	$0.03	$0.92

At or for the Year Ended December 31,	2009	2008	2007	2006	2005

Other Data:
Efficiency ratio	64.74%	62.54%	67.00%	85.66%	72.19%
Interest rate spread	2.23	2.14	2.19	2.22	2.34
Net interest margin on average earning assets	2.56	2.50	2.72	2.68	2.66
Return (loss) on average assets [net income (loss)/ average assets]	0.64	(0.39)	0.64	0.02	0.77
Return (loss) on average equity [net income (loss)/ average stockholders’ equity]	6.97	(4.63)	6.35	0.22	7.14
Dividend payout ratio (dividends declared per share divided by diluted earnings per share)	35.29	n/m	69.14	n/m	60.87
Average stockholders’ equity to average assets ratio	9.15	8.41	10.10	10.80	10.81
Cash dividends declared and paid per common share	$0.30	$0.58	$0.56	$0.56	$0.56
Book value per share with CPP	13.43	16.14	13.35	12.74	13.42
Book value per share excluding CPP	13.43	12.78	13.35	12.74	13.42
Tangible book value per share with CPP [excludes accumulated other comprehensive income/(loss)]	12.57	15.40	13.26	13.05	13.58
Tangible book value per share excluding CPP	12.57	12.04	13.26	13.05	13.58
Market value per share at year end	9.71	7.31	16.00	16.57	17.35

n/m =	not meaningful

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
FORWARD-LOOKING STATEMENTS AND FACTORS WHICH MAY AFFECT FUTURE RESULTS
Certain statements in this Management’s Discussion and Analysis are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are made based upon, among other things, the Company’s current assumptions, expectations and beliefs concerning future developments and their potential effect on the Company. Additional information regarding the treatment of forward-looking statements is included at the beginning of Part I above.
OVERVIEW
The past two years have been an extraordinary time the banking industry. Margin issues, credit issues and liquidity, as well as securities impairment, posed serious challenges for the industry. In the midst of these challenges, the Company has been successful in growing local deposits and increasing total loans.
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
Non-interest expenses include salaries and employee benefits, occupancy and equipment, professional, data processing and other expenses of the Company, which generally are directly related to business volume and are managed by a budget process. FDIC insurance premiums would have been $258,000 in 2008, however, the Company was able to apply credits of $175,000 for a net expense of $83,000. In December, 2008, the FDIC board approved a 7 basis points (bps) increase in premiums charged to banks for deposit insurance, boosting the rate to between 12 cents and 50 cents per $100 of domestic deposits from a range of five cents to 43 cents due to market developments that have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. In February 2009, the FDIC enacted a special assessment of 20 bps on insured deposits to replenish the deposit insurance fund. This special assessment was collected in the third quarter of 2009. Additionally, beginning April 1, 2009, the FDIC increased its base fees on insured deposits, the combination of which increased the Company’s 2009 deposit premiums approximately $1.2 million. See “Federal Deposit Insurance Premiums” in Supervision and Regulation in Item 1 hereof, Business, for more information on the FDIC premiums.
Provisions for income taxes are directly related to earnings of the Company. Changes in the statutory tax rates and the earnings of the Company, the Bank and its subsidiaries, as well as the mix of earnings among the different entities would affect the amount of income tax expense reported and the overall effective income tax rate recorded.
For the past several years, short-term market interest rates (which are used as a general guide in pricing deposits) have decreased while longer-term market interest rates (which are used to benchmark the pricing on loans) have not changed by similar amounts. While the Bank has had success in changing the mix of its earning assets into higher yielding commercial real estate and construction loans and away from lower yielding investment securities, it is still challenged in generating deposit balances, and in particular, lower costing core deposit accounts. This compression is felt throughout the banking industry, but the Company is particularly vulnerable since a relatively large portion of its earning assets are funded by wholesale borrowings. The Company is committed to maintaining its current strategy of improving the overall yield of the assets while carefully managing its cost of funds to the best of its abilities.
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
ALLOWANCE FOR LOAN LOSSES
The allowance balance reflects management’s assessment of estimated credit losses inherent in the loan portfolio and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan-by-loan basis, trends of loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing the allowance. The allowance for loan losses reflects all information available at the end of the year. The allowance is increased by provisions for loan losses, which are a charge to the income statement, and by recoveries on loans previously charged-off. The allowance is reduced by loans charged-off and by negative (credit) provisions to the allowance. For a further discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see “Allowance For Loan Losses” in Financial Condition in Item 7 hereof, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to the Consolidated Financial Statements.
INCOME TAXES
Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax valuation allowances are established and based on management’s judgment as to whether it is more likely than not that all or some portion of the future tax benefits of prior operating losses will be realized. For example, a deferred tax valuation allowance is required to reduce the potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized due to the lack of sufficient taxable income in the carry-forward period. Factors beyond management’s control, such as the general state of the economy and real estate values, can affect future levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. For a further discussion on income taxes, see “Income Taxes” in Results of Operations in Item 7 hereof, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 & 8 to the Consolidated Financial Statements.
INVESTMENT SECURITIES
The evaluation of the impairment of the securities portfolio requires a process that considers both the historical and current financial performance and environment of the security, credit worthiness of the issuer, and potential recovery measures of each impaired investment. Management periodically reviews all impaired securities to identify those for which impairment may be other-than-temporary. Impaired securities are monitored and evaluated based upon the above considerations, and if the decline in fair value is judged to be other-than-temporary, the cost basis is written down to the current fair value and the amount of the credit-related write-down is included in the results of operations while non-credit related impairment is recognized in other comprehensive income. For a further discussion on investment securities, see “Investment Securities,” in Financial Condition in Item 7 hereof, Management’s Discussion and Analysis of Financial Condition and Results of Operation and Notes 1 & 2 to the Consolidated Financial Statements.
FINANCIAL CONDITION
OVERVIEW
Total assets increased to $816.6 million at December 31, 2009, up from $761.3 million at December 31, 2008. The increase in asset size is mainly attributable to strong loan growth since year end 2008 of $84.0 million, an increase of $3.1 million in prepaid FDIC insurance, an increase in cash and due from banks totaling $1.8 million, and an increase in premises and equipment amounting to $1.7 million. The funding of the asset growth was derived from an increase in deposits of $84.1 million since 2008, coupled with the reduction of investment securities portfolio of $34.0 million due to maturities and regular amortization of collateralized mortgage obligations and mortgage-backed securities totaling $79.3 million and sales of investment securities available for sale of $31.6 million.
INTEREST EARNING ASSETS
The Company manages its earning assets by utilizing available capital resources in a manner consistent with the Company’s credit, investment and leverage policies. Loans, U.S. Treasury and government-sponsored enterprise obligations, mortgage-backed securities, other investment securities, and short-term investments comprise the Company’s earning assets. Total earning assets averaged $765.5 million in 2009, an increase of $89.9 million or 13.3% from 2008.

One of the Company’s primary objectives continues to be the origination of loans that are soundly underwritten and collateralized. The Company’s average loan portfolios increased $92.9 million in 2009 to $496.9 million.
The Company increases the investment portfolio through funds obtained from depositors, the FHLBB, repurchase agreements and other borrowings when it is profitable to do so. The average balance of investment securities, including U.S. Treasury and government-sponsored enterprise obligations, mortgage-backed securities, other bonds and equity securities, and short-term investments amounted to $268.6 million in 2009 as compared to $271.6 million in 2008. These securities represent 34.0% of the Company’s total average assets at December 31, 2009 versus 38.9% of total average assets at December 31, 2008. The Company has reduced its reliance on the investment portfolio during this period of low interest rates
INVESTMENT SECURITIES
The investment portfolio totaled $230.5 million and $264.6 million, respectively, at December 31, 2009 and 2008, reflecting a decrease of $34.0 million or 12.9% in 2009. The change in 2009 resulted from a decrease in mortgage-backed securities totaling $46.7 million partially offset by an increase of $17.8 million in government-sponsored enterprise obligations. The Company has another $11.8 million in Federal Home Loan Bank of Boston stock that is considered a restricted stock investment and is carried at cost that is excluded from the table below. For more information on investment securities, see Notes 2 and 3 to the Consolidated Financial Statements.
The fair value and percentage distribution of investment securities available for sale at December 31, follow:

	2009		2008
	Amount	Percent	Amount	Percent

(Dollars in Thousands)
U. S. Treasury obligations	$5,794	2.5%	$6,004	2.3%
Government-sponsored enterprise obligations	33,518	14.5	15,722	5.9
Mortgage-backed securities	140,529	61.1	187,206	70.8
Collateralized mortgage obligations	45,159	19.6	47,059	17.8
Corporate obligations	2,378	1.0	5,683	2.1
Mutual funds	966	0.4	958	0.4
Equity securities	2,189	0.9	1,929	0.7

Total	$230,533	100.0%	$264,561	100.0%

There were no securities held to maturity during 2009 and 2008.
The maturities and weighted average yields of investment securities available for sale at December 31, 2009, follow:

	Within	Weighted	One to	Weighted	Five	Weighted	Over	Weighted
	One	Average	Five	Average	to Ten	Average	Ten	Average		Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total	Yield

(Dollars in Thousands)
U. S. Treasury bonds and government-sponsored enterprise obligations	$500	0.54%	$38,812	2.28%	$—	—%	$—	—%	$39,312	2.26%
Mortgage-backed securities	849	3.85%	8,489	4.27%	20,054	4.03%	111,137	5.56%	140,529	5.25%
Collateralized mortgage obligations	—	—%	83	8.00%	9,090	3.77%	35,986	3.82%	45,159	3.82%
Corporate obligations	2,378	5.66%	—	—%	—	—%	—	—%	2,378	5.66%

Total	$3,727	4.56%	$47,384	2.65%	$29,144	3.95%	$147,123	5.13%	$227,378	4.45%

LOANS
Total loans at December 31, 2009 and 2008 amounted to $536.6 million and $452.6 million, respectively, reflecting an increase of $84.0 million or 18.6% in 2009. Corporate loans increased $59.0 million or 18.5% during 2009. Commercial real estate loans increased $76.1 million or 36.9% and commercial and construction loans decreased $1.8 million or 5.2% and $15.4 million or 19.7%, respectively. Retail loans increased $25.0 million or 18.7%. Residential real estate loans and home equity loans increased $22.2 million or 20.3% and $3.0 million or 12.6%, respectively, while consumer loans decreased $174,000 or 20.9%. The Company believes that the increase in the portfolios was primarily due to customers taking advantage of the low interest rate environment as well as disruption of conduit lenders and withdrawal of lending by large, multi-national banks. These creditworthy opportunities have allowed the corporate loans, in particular, to grow over the past several years. For more information on loans, see “Interest Rate Sensitivity” in Item 7A hereof, Quantitative and Qualitative Disclosures About Market Risk, and Note 4 to the Consolidated Financial Statements.
The components of the loan portfolio at December 31, follow:

	2009		2008		2007		2006		2005
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent

(Dollars in Thousands)
Residential real estate loans:
Fixed rate	$98,497	18.4%	$68,040	15.0%	$49,513	13.8%	$39,076	13.5%	$34,028	14.5%
Adjustable rate	32,944	6.1	41,236	9.1	30,230	8.4	30,800	10.7	28,159	12.0
Loans held for sale	—	—	—	—	—	—	—	—	472	0.2

	131,441	24.5	109,276	24.1	79,743	22.2	69,876	24.2	62,659	26.7

Home equity loans:
Fixed rate	9,577	1.8	12,398	2.7	13,821	3.9	11,170	3.9	3,592	1.5
Adjustable rate	17,426	3.2	11,574	2.6	9,225	2.6	9,169	3.2	6,820	2.9

	27,003	5.0	23,972	5.3	23,046	6.5	20,339	7.1	10,412	4.4

Consumer loans	657	0.1	831	0.2	1,007	0.3	975	0.3	468	0.2

Total retail loans	159,101	29.6	134,079	29.6	103,796	29.0	91,190	31.6	73,539	31.3

Construction and land development	62,772	11.7	78,169	17.3	58,770	16.4	45,681	15.9	25,923	11.0

Commercial real estate loans:
Fixed rate	69,971	13.0	50,925	11.3	29,270	8.2	17,434	6.1	14,793	6.3
Adjustable rate	212,745	39.7	155,652	34.3	137,813	38.5	122,988	42.6	111,038	47.4

	282,716	52.7	206,577	45.6	167,083	46.7	140,422	48.7	125,831	53.7

Commercial business	32,030	6.0	33,796	7.5	28,464	7.9	10,870	3.8	9,318	4.0

Total corporate loans	377,518	70.4	318,542	70.4	254,317	71.0	196,973	68.4	161,072	68.7

Total loans	536,619	100.0%	452,621	100.0%	358,113	100.0%	288,163	100.0%	234,611	100.0%

Allowance for loan losses	7,168		5,885		4,810		4,309		4,126

Loans, net	$529,451		$446,736		$353,303		$283,854		$230,485

The maturity distribution for construction and commercial loans at December 31, 2009, follows:

		Due After
	Due Within	One Through	Due After
	One Year	Five Years	Five Years	Total

(In Thousands)
Construction	$40,740	$15,451	$6,581	$62,772
Commercial	21,081	5,163	5,786	32,030

Total	$61,821	$20,614	$12,367	$94,802

Of construction loans and commercial loans maturing more than one year after December 31, 2009, $6.4 million have fixed rates and $26.6 million have floating or variable rates.
At December 31, 2009, the Bank had commercial loan balances participated out to various banks amounting to $10.6 million, compared to $11.1 million at December 31, 2008. Balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Bank is the participating institution are carried at the Bank’s pro rata share of ownership and amounted to $10.6 million and $11.4 million, respectively, at December 31, 2009 and December 31, 2008. The Bank performs an independent credit analysis of each commitment prior to participation in the loan.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained through the provision for loan losses which is a charge to operations. The allowance balance reflects management’s assessment of estimated credit losses inherent in the Bank’s loan portfolio and is based on a review of the risk characteristics of the loan portfolio. The Company considers many factors in determining the adequacy of the allowance for loan losses. Collateral value on a loan-by-loan basis, trends in the nature and volume of the loan portfolio, trends in loan delinquencies on a portfolio segment level, risk classification identified in the Company’s regular review of individual loans, and economic conditions are primary factors in establishing the allowance. The Company believes that the allowance for loan losses reflects all information available at the end of each year. The Company considers the year end 2009 level of the allowance for loan losses to be appropriate and adequate. The allowance as a percentage of total loans was 1.34% at December 31, 2009 and 1.30% at December 31, 2008. The corporate loan portfolio experienced moderate but increasing delinquencies throughout 2009 in conjunction with declines in the overall jobless rate experienced during the same period. The nonaccrual loans represent owner-occupied commercial real estate as well as construction of retail commercial space. The increased levels of delinquent loans combined with the levels of loan charge-offs experienced in 2009 along with an increase in specific reserve allocations on impaired loans supported the reasonableness of the allowance coverage rise to 1.34% as of December 31, 2009. See Note 1 to the Consolidated Financial Statements for a discussion of the accounting policy related to the allowance for loan losses.
Impaired loans are corporate loans and individually significant residential mortgage loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. In addition, all loans considered trouble debt restructures (TDR’s) are initially classified as impaired. Impaired loans are not the same as “non-accrual loans,” although the two categories overlap. Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when principal or interest has become contractually past due 90 days. The Company may choose to place a loan on non-accrual status due to payment delinquency or the uncertainty of collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not evaluated individually for impairment. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is based on the fair value of the collateral which can be a combination of the loan’s original appraisal or, in certain instances, an updated appraisal is used to determine an appropriate fair value.
The level of loan growth during 2009 experienced in the commercial real estate category, combined with the increase in the levels of loan charge-offs and specific reserve allocations on impaired loans all resulted in a provision for loan losses of $1.6 million in the year 2009 compared to a provision in 2008 in the amount of $1.3 million. The Company had net charge-offs of $357,000 in 2009 compared to $210,000 in 2008.
The following table summarizes changes in the allowance for loan losses for the years ended December 31:

	2009	2008	2007	2006	2005

(Dollars in Thousands)
Balance at beginning of year	$5,885	$4,810	$4,309	$4,126	$4,140
Charge-offs by loan type:
Residential mortgage	—	—	—	—	—
Commercial	(43)	(80)	—	—	—
Commercial real estate	(315)	(111)	(121)	—	—
Construction and land development	—	(20)	—	—	—
Consumer	(2)	(3)	(36)	(30)	(25)

Total charge-offs	(360)	(214)	(157)	(30)	(25)

Recoveries by loan type:
Residential mortgage	—	—	—	—	—
Commercial	—	—	—	—	—
Commercial real estate	2	3	3	32	2
Construction and land development	—	—	—	—	—
Consumer	1	1	10	21	9

Total recoveries	3	4	13	53	11

Net (charge-offs) recoveries	(357)	(210)	(144)	23	(14)
Provision (credit) for loan losses	1,640	1,285	645	160	—

Ending balance	$7,168	$5,885	$4,810	$4,309	$4,126

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	(0.07)%	(0.05)%	(0.04)%	0.01%	(0.01)%

Allowance as a % of total loans	1.34%	1.30%	1.34%	1.50%	1.76%

The following table sets forth the breakdown of the allowance for loan losses by loan category for the years ended December 31. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	2009		2008		2007		2006		2005
(Dollars in Thousands)		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
Construction and land development, commercial and commercial real estate	$6,450	70.4%	$5,392	70.4%	$4,338	71.0%	$3,606	68.4%	$3,530	68.7%
Residential mortgage and home equity	508	29.5	444	29.4	353	28.7	297	31.3	290	31.1
Consumer	36	0.1	43	0.2	36	0.3	39	0.3	21	0.2
Unallocated	174	N/A	6	N/A	83	N/A	367	N/A	285	N/A

	$7,168	100.0%	$5,885	100.0%	$4,810	100.0%	$4,309	100.0%	$4,126	100.0%

In determining the adequacy of the allowance for loan losses, the Company aggregates estimated credit losses on individual loans, pools of loans and other pools of risk having geographic, industry or other common exposures where inherent losses are identified or anticipated. Construction, commercial, commercial real estate and individually significant residential real estate loans are reviewed individually for impairment and are evaluated for collectibility and an allocation is made based on an assessment of the net realizable value of any collateral if the collateral is dependent, or by present value of its expected cash flows. The Company categorizes non-impaired loans into different pools of risk. Each risk level allocation factor has been determined based upon the Company’s estimate of expected loss for loans with similar credit characteristics based upon historical loss experience, together with the Company’s assessment of economic conditions and other relevant factors that may have an impact on or may affect repayment of loans in these pools.
Residential mortgages, home equity loans, equity lines of credit, second mortgages and all other small consumer loans are considered in the aggregate unless they qualify as TDR’s and an allocation factor is assessed based upon the Company’s historical loss experience together with an assessment of future economic trends, conditions and other relevant factors that may have an impact on repayment of the loans in these pools.
On a quarterly basis, the Company evaluates all allocation factors for appropriateness, considering (i) significant changes in the nature and volume of the loan portfolio, (ii) the Company’s assessment of local and national economic business conditions, and (iii) any other relevant factor that it considers may have an impact on loan portfolio risk.
In 2009, due to the continued uncertainties in the economy, the unallocated portion of the reserve in the table reflected above increased over the level unallocated in 2008.
Based upon these evaluations, changes to the reserve provision may be made to maintain the overall level of the reserve at a level that the Company deems appropriate and adequate to cover the estimated credit losses inherent in the Company’s loan portfolio.
POTENTIAL PROBLEM LOANS
The Company has a loan review and grading system. During the loan review process, deteriorating conditions of certain loans are identified in which erosion of the borrower’s ability to comply with the original terms of the loan agreement could potentially result in the future classification of the loan as a risk asset. This may result from deteriorating conditions such as cash flows, collateral values or creditworthiness of the borrower. There were no potential problem loans identified at December 31, 2009 or December 31, 2008 other than those already classified as non-performing or impaired as of those dates. Subsequent to year-end 2009, the Bank modified the interest rate on a residential construction project as the development experienced a slowdown in sales activity during the winter months. This $3.2 million loan received interest relief for 10 months to ease the cash flow burden and fully expects to sell its remaining units.

RISK ASSETS
Risk assets consist of non-performing loans and OREO. The components of risk assets at December 31, follow:

	2009	2008	2007	2006	2005

(Dollars in Thousands)
Risk assets:
Non-performing loans:
Residential real estate	$1,211	$276	$281	$37	$32
Construction and land development	2,527	350	—	—	—
Commercial real estate	1,528	1,951	1,242	1,020	—
Commercial business	683	—	—	—	—
Equity	54	29	—	—	—

Total non-performing loans	6,003	2,606	1,523	1,057	32

Other real estate owned:
Land	—	120	—	—	—
OREO valuation allowance	—	—	—	—	—

Total other real estate owned	—	120	—	—	—

Total risk assets	$6,003	$2,726	$1,523	$1,057	$32

Restructured loans	$2,634	$820	$90	$—	$—

Risk assets as a percent of total loans and OREO	1.1%	0.6%	0.4%	0.4%	0.0%

Risk assets as a percent of total assets	0.7%	0.4%	0.2%	0.2%	0.0%

Non-performing loans consist of both (i) loans 90 days or more past due, and (ii) loans placed on a non-accrual status because full collection of the principal balance is in doubt. All loans 90 days or more past due are on non-accrual for the periods presented. Impaired loans at December 31, 2009 and 2008 were $7.3 million and $3.1 million, respectively.
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
INTEREST BEARING LIABILITIES
The Company’s earning assets are primarily funded with deposits, securities sold under agreements to repurchase, FHLBB advances and stockholders’ equity. The Company manages its interest bearing liabilities to maintain a stable source of funds while providing competitively priced deposit accounts. Interest bearing deposits include regular savings accounts, NOW accounts, money market accounts, and certificates of deposit. Another source of funds is brokered certificates of deposit.
In 2009 total average interest bearing liabilities increased $76.0 million or 12.5% from $607.1 million in 2008. Average total interest bearing deposits of $420.4 million comprised 61.5% of interest bearing liabilities in 2009 while in 2008 such deposits totaling $335.7 million comprised 55.3% of interest bearing liabilities.
Changing interest rates can affect the mix and level of various deposit categories. The lower average interest rate paid on certificates of deposit and money market accounts had an impact on the overall interest rate paid on deposits and caused a decrease of 65 basis points in 2009 from the prior year as the average rates paid on these accounts declined from 2008. The average balance of money market accounts increased by $4.5 million to $85.6 million in 2009 from the prior year. The average balance of NOW accounts increased by $915,000 to $18.8 million in 2009 from the prior year. Savings accounts increased by $32.0 million to $74.0 million in 2009 from 2008. The average balance of certificates of deposit increased by $47.3 million to $242.1 million in 2009 from 2008.
Average borrowed funds in 2009 and 2008 were $262.7 million and $271.4 million, respectively, including advances from the FHLBB and other borrowed funds. The decrease of $8.6 million in 2009 resulted from a decrease in borrowings due to maturities and prepayments of higher rate FHLB borrowings.

DEPOSITS
Total deposits increased $84.1 million or 20.6% during 2009 to $492.8 million at December 31, 2009 from $408.7 million at December 31, 2008. Savings accounts had the largest increase of $34.4 million or 61.1% from the prior year. Also increasing were money market accounts, certificates of deposit, demand deposits and NOW accounts by $30.0 million or 39.2%, $9.4 million or 4.1%, $6.8 million or 24.8% and $3.5 million or 20.3%, respectively. For more information, see Note 6 to the Consolidated Financial Statements.
BORROWED FUNDS
Total borrowed funds decreased $17.4 million or 6.3% during 2009 to $259.1 million at December 31, 2009, from $276.5 million at December 31, 2008. Long-term FHLBB advances totaled $206.0 million in 2009 versus $219.2 million in 2008, a decrease of $13.3 million due to maturities and prepayments of $23.2 million partially offset by new advances of $9.9 million. Long-term wholesale repurchase agreements totaled $40.0 million in both 2009 and 2008. Subordinated debt totaled $6.0 million in 2009 and zero in 2008.
Short-term borrowed funds are generally comprised of FHLBB Ideal Way advances totaling zero in both 2009 and 2008, FHLBB short-term advances which totaled zero at December 31, 2009, compared to $11.0 million in 2008, and customer repurchase agreements which totaled $7.1 million and $6.3 million, respectively, in 2009 and 2008. See Note 7 to the Consolidated Financial Statements for further information on the long-term and short-term borrowings.
RESULTS OF OPERATIONS
OVERVIEW
The Company’s net income attributable to common shareholders for the twelve months ended December 31, 2009 totaled $3.8 million, or $0.85 per diluted common share, versus a net loss of $(2.7) million, or $(0.61) per diluted common share, for the same period in 2008. Excluding the impact of the non-cash impairment charge and related tax benefits on the investments in Fannie Mae and Freddie Mac incurred in 2008, normalized net income for the twelve months ended December 31, 2008, would have been $3.8 million.
For the year ended December 31, 2008, non-cash impairment charges reduced earnings by $10.1 million on a pre-tax basis, or $(2.25) per diluted share. On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was enacted with a provision permitting banks to recognize losses related to Fannie Mae and Freddie Mac preferred stock as ordinary losses. Accordingly, the Company recognized tax benefits in the fourth quarter of 2008 of $3.5 million, or $0.79 per diluted share, related to the Company’s other-than-temporary non-cash impairment charges and on an after-tax basis, these non-cash impairment charges reduced 2008 earnings by a total of $6.6 million, or $(1.46) per diluted share.
Reconciliation Table — Non-GAAP Financial Information

For the twelve months ended December 31,	2009	2008

(Dollars in thousands, except share data)
Net income (loss) attributable to common shareholders per GAAP	$3,792	$(2,727)
Add: Impairment of investments, net of tax	—	6,567

Normalized net income attributable to common shareholders (non-GAAP)	$3,792	$3,840

Diluted normalized earnings per common share	$0.85	$0.86

Return on average assets, normalized	0.64%	0.55%
Return on average equity, normalized	6.97%	6.54%

The Company chose to provide investors with the preceding non-GAAP information regarding the Company’s results because the losses on Fannie Mae and Freddie Mac stock in 2008 result from events that the Company believes are either unique or extremely unlikely to recur. Management believes this information is useful to the investor in evaluating the Company’s results because of the circumstances relating to this one-time event and the magnitude of the event. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.
The Company’s net interest income, which is the difference between interest earned on assets and interest paid on liabilities, totaled $19.6 million in 2009 and $16.9 million in 2008. The increase in 2009 versus 2008 was attributed to higher average volumes of loans and investment securities. These increases to net interest income were negatively impacted by higher average deposit volumes.
The Bank recorded a provision for loan losses of $1.6 million and $1.3 million in 2009 and 2008, respectively. The increases in the provision were made due to the continued and sustained corporate and retail loan growth during these years accompanied by a $3.3 million increase in non-performing loans over 2008 levels. Annual net loan charge-offs as a percentage of average loans totaled 7 basis points for 2009 as compared to 5 basis points for 2008.
Non-interest income amounted to $3.8 million in 2009 versus non-interest loss of $8.0 million in 2008. Excluding the impairment of investments, non-interest income increased by $1.7 million in 2009 to $3.8 million and $2.1 million in 2009 and 2008. Net gains on securities totaled $1.8 million and $0 for the years ended December 31, 2009 and 2008, respectively.
Non-interest expense totaled $14.0 million in 2009 and $11.9 million in 2008. The increase in 2009 was the result of expenses relating primarily to FDIC deposit insurance and other expenses including loan workouts and a debit card fraud.
The Company recognized income tax expense of $2.7 million in 2009 while incurring an income tax benefit of $1.6 million in 2008. The effective tax rate was 34.6% in 2009 and 36.3% in 2008.
The Company recorded dividends and accretion on its preferred stock of $1.2 million in 2009 versus $4,000 in 2008.

AVERAGE BALANCES, NET INTEREST INCOME AND AVERAGE INTEREST RATES
The table below presents the Company’s average balance sheet, net interest income and average interest rates for the years ended December 31. Average loans include non-performing loans.

	2009			2008
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in Thousands)
Assets
Loans:
Residential real estate	$124,285	$6,793	5.47%	$96,228	$5,403	5.61%
Home equity	25,152	1,010	4.02	22,987	1,198	5.21
Consumer	699	47	6.72	976	65	6.66

Total retail loans	150,136	7,850	5.23	120,191	6,666	5.55

Construction and land	69,654	3,906	5.61	66,546	4,175	6.27
Commercial real estate	246,274	15,760	6.40	189,318	12,859	6.79
Commercial	30,793	1,493	4.85	27,895	1,705	6.11

Total corporate loans	346,721	21,159	6.10	283,759	18,739	6.60

Total loans	496,857	29,009	5.84	403,950	25,405	6.29

Investment securities:
U.S. Treasury and government- sponsored enterprise obligations	25,252	706	2.80	23,448	915	3.90
Other bonds and equity securities	18,937	444	2.34	25,901	1,383	5.34
CMO’s and mortgage-backed securities	209,772	10,651	5.08	210,565	10,857	5.16
Short-term investments	14,645	32	0.22	11,696	195	1.67

Total investment securities	268,606	11,833	4.41	271,610	13,350	4.92

Total interest earning assets	765,463	40,842	5.34%	675,560	38,755	5.74%

Allowance for loan losses	(6,360)			(5,172)
Other assets	30,920			28,115

Total assets	$790,023			$698,503

Liabilities and Stockholders’ Equity
Deposits:
Regular savings accounts	$74,012	$927	1.25%	$41,994	$575	1.37%
NOW accounts	18,782	44	0.23	17,867	35	0.20
Money market accounts	85,560	1,230	1.44	81,085	1,908	2.35
Certificates of deposit	242,053	7,967	3.29	194,800	7,780	3.99

Total interest bearing deposits	420,407	10,168	2.42	335,746	10,298	3.07
Borrowed funds	262,732	11,099	4.22	271,357	11,582	4.27

Total interest bearing liabilities	683,139	21,267	3.11%	607,103	21,880	3.60%

Non-interest bearing deposits	31,598			29,071
Other liabilities	3,037			3,579

Total liabilities	717,774			639,753
Stockholders’ equity	72,249			58,750

Total liabilities and stockholders’ equity	$790,023			$698,503

Net interest rate spread			2.23%			2.14%
Net interest income		$19,575			$16,875

Net interest margin on average earning assets			2.56%			2.50%

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

	2009 vs. 2008
	Change due to		Total
	Volume	Rate	Change
(In Thousands)
Interest income:
Loans:
Residential real estate	$1,537	$(147)	$1,390
Equity	105	(293)	(188)
Consumer	(19)	1	(18)

Total retail loans	1,623	(439)	1,184

Construction and land	189	(458)	(269)
Commercial real estate	3,681	(780)	2,901
Commercial	165	(377)	(212)

Total corporate loans	4,035	(1,615)	2,420

Total interest on loans	5,658	(2,054)	3,604

Investment securities:
U.S. Treasury and government-sponsored enterprise obligations	66	(275)	(209)
Other bonds and equity securities	(304)	(635)	(939)
Mortgage-backed securities	(41)	(165)	(206)
Short-term investments	40	(203)	(163)

Total investments	(239)	(1,278)	(1,517)

Total interest income	5,419	(3,332)	2,087

Interest expense:
Deposits:
Regular savings accounts	405	(53)	352
NOW and Super NOW accounts	2	7	9
Money market accounts	100	(778)	(678)
Certificates of deposit	1,695	(1,508)	187

Total interest bearing deposits	2,202	(2,332)	(130)
Borrowed funds	(315)	(168)	(483)

Total interest expense	1,887	(2,500)	(613)

Net interest income	$3,532	$(832)	$2,700

NET INTEREST INCOME
Net interest income is the difference between the interest income earned on earning assets and the interest expense paid on interest bearing liabilities. Interest income and interest expense are affected by changes in earning assets and interest bearing liability balances in addition to changes in interest rates. The Company’s net interest income increased from $16.9 million in 2008 to $19.6 million in 2009.
During most of 2009, the Company operated in a falling rate environment which resulted in lower yields on assets and a declining cost of funds. The average yield on earning assets in 2009 decreased 40 basis points from 5.74% in 2008 to 5.34% in 2009. The average rate paid on interest bearing liabilities decreased 49 basis points during 2009 from 3.60% in 2008, compared to 3.11% in 2009. As a result of the foregoing, the net interest rate spread in 2009 was 2.23%, a 9 basis point increase from 2.14% in 2008. The Company’s net-interest margin increased to 2.56% in 2009 compared to 2.50% in 2008.
Interest income rose $2.1 million or 5.4% during 2009 from $38.8 million to $40.8 million in 2008 and 2009, respectively, primarily due to an increase in average loan volumes, which was partially offset by a decrease in loan rates.
Average loan interest rates decreased 45 basis points or 7.2% from 6.29% in 2008 to 5.84% in 2009 reducing interest income by $2.1 million mainly a result of corporate loan rates decreasing income by $1.6 million. Average loan balances rose $92.9 million or 23.0% from $404.0 million to $496.9 million in 2008 and 2009, respectively, increasing interest income by $5.7 million mainly a result of corporate loan volume increasing interest income $4.0 million.

Average investment securities interest rates decreased 51 basis points from 4.92% in 2008 to 4.41% in 2009 reducing interest income by $1.3 million, primarily due to other bonds and equities and U.S. Treasury and government-sponsored enterprise obligations decreasing interest income by $635,000 and $275,000, respectively. Average investment securities balances decreased $3.0 million or 1.1% from $271.6 million in 2008 to $268.6 million in 2009, which reduced interest income by $239,000, and was primarily the result of other bonds and equities which decreased interest income by $304,000 partially offset by U.S. Treasury and government-sponsored enterprise obligations which increased interest income by $66,000.
Interest expense declined $613,000, or 2.8%, during 2009 from $21.9 million in 2008 to $21.3 million in 2009, primarily due to a decrease in the average interest rates paid on deposits partially offset by an increase in average deposit balances.
Average deposit interest rates decreased 65 basis points, or 21.2%, from 3.07% to 2.42% in 2008 and 2009, respectively, reducing interest expense by $2.3 million. The decrease to interest expense was mainly attributable to declines in certificates of deposit reducing interest expense by $1.5 million and money market accounts reducing interest expense by $778,000. Average interest-bearing deposit balances increased by $84.7 million, or 25.2% from $335.7 million to $420.4 million in 2008 and 2009, respectively, contributing $2.2 million to interest expense. The increase was mainly attributable to certificates of deposit of $1.7 million.
Average borrowed funds interest rates declined 5 basis points, or 1.2%, from 4.27% to 4.22% in 2008 and 2009, respectively, reducing interest expense by $168,000. Average borrowed funds balances declined $8.6 million or 3.2% from $271.4 million to $262.7 million in 2008 and 2009, respectively, reducing interest expense by $315,000.
PROVISION FOR LOAN LOSSES
The Company made a provision for loan losses in 2009 and 2008 in the amount of $1.6 million and $1.3 million, respectively. The level of loan growth experienced, primarily in the corporate loan categories, during 2009 and 2008, the level of delinquent loans and risk assets as well as the level of loan charge-offs and an increase in specific reserve allocations in 2009 all resulted in the increase to the provisions for loan losses in 2009 over the level incurred in 2008.
NON-INTEREST INCOME (LOSS)
The Company’s non-interest income totaled $3.8 million for 2009 as compared to a non-interest loss of $8.0 million for 2008. The increase in 2009 was primarily the result of the lack of other-than-temporary impairment write-downs which amounted to $10.1 million incurred in 2008.
Deposit account fees decreased $103,000 or 9.9% to $940,000 in 2009 from $1.0 million in 2008. The decrease in 2009 was due mainly to a decrease in overdraft fees of $41,000 and a decrease in NOW account fees of $39,000. Loan servicing fees increased $26,000 or 17.0% during 2009 to $179,000 in 2009 from $153,000 in 2008. The increase in 2009 was mainly attributable to an increase in loan documentation fees due to increased refinance activity of $32,000 partially offset by a decrease in servicing fees on loans previously sold of $11,000.
Impairment of investments totaled zero in 2009 versus $10.1 million in 2008. The other-than temporary impairment write-downs of investments in Fannie Mae and Freddie Mac preferred stock occurred due to the decrease in value which was adversely affected by events surrounding the September 2008 appointment of a conservator of Fannie Mae and Freddie Mac.
Gains on sales of investments amounted to $1.8 million versus zero for 2009 and 2008, respectively.
Prepayment penalties on FHLB advances resulting from the prepayment of $7.0 million in higher rate FHLB advances totaled $127,000 and zero 2009 and 2008, respectively. Income on bank owned life insurance increased $38,000 or 8.6% to $479,000 during 2009 compared to $441,000 in 2008 due to an increase in the cash surrender value. Other income increased $14,000 or 2.9% to $493,000 from $479,000 for the years ended 2009 and 2008, respectively. The increase in 2009 resulted from an increase in ATM and debit card fees of $21,000 partially offset by a decrease in official check cash item fees of $7,000.
NON-INTEREST EXPENSE
Non-interest expense increased $2.2 million or 18.1% to $14.0 million in 2009, from $11.9 million in 2008. The increase in 2009 was mainly the result of an increase of $1.2 million in FDIC deposit insurance premiums to $1.3 million in 2009 versus $83,000 in 2008. Included in the $1.3 million in 2009 was a special FDIC deposit assessment of $370,000.
Salaries and employee benefits expense increased $377,000 or 5.6% and totaled $7.1 million in 2009 and $6.7 million in 2008. The increase in 2009 was mainly attributable to an increase in salaries of $327,000 due to the new branch opening and merit increases along with an increase of $75,000 in medical insurance, partially offset by an increase in salary deferrals due to the growth in the loan portfolios of $65,000. There were 99 full-time equivalent employees at December 31, 2009, an increase of 5 from 94 full time equivalent employees at December 31, 2008.

Occupancy and equipment expenses increased $141,000 or 10.6% to $1.5 million in 2009, compared to $1.3 million in 2008 due to the opening of the new branch location in Derry, New Hampshire, and construction and opening of the new Lawrence branch location. Data processing expenses declined to $926,000 compared to $938,000 in 2008. Data processing expenses include the Company’s service contract for on-line deposit accounting, loan accounting and item processing services. During 2009, service bureau charges declined $32,000 and computer software and license fees declined $14,000 partially offset by an increase of $27,000 in maintenance costs. Professional expenses remained stable at $577,000 and $580,000, in 2009 and 2008, respectively. Marketing expense increased $25,000 or 5.3% to $497,000 from $472,000 in 2009 and 2008, respectively, due to advertising and promotions relating to the new branches. Other real estate owned expense declined to $10,000 in 2009 versus $139,000 in 2008 due to the sale of the remaining OREO property. Other expenses increased $582,000 or 35.7% to $2.2 million in 2009 compared to $1.6 million in 2008. The increase is mainly attributable to an increase of $256,000 in loan workout expenses, debit card fraud expenses of $70,000 coupled with increased operating costs such as printing, telephone and office supplies for the new Derry, New Hampshire branch.
INCOME TAXES
The Company incurred income tax expense of $2.7 million in 2009 as compared to an income tax benefit of $1.6 million in 2008 due primarily to the significant earnings improvement in 2009. The effective income tax rates for the years ended December 31, 2009 and 2008 amounted to 34.6%, and 36.3%, respectively.
Permanent differences such as officers’ life insurance, tax-exempt income, and the dividends received deduction can have an impact on the effective income tax rate as it relates to pre-tax income. See Note 8 to the Consolidated Financial Statements for further information regarding income taxes.
On July 3, 2008, the state of Massachusetts enacted a law that reduced the tax rate on net income applicable to financial institutions. The rate drops from the current rate of 10.5% to 10% for tax years beginning on January 1, 2010, 9.5% for tax years beginning on or after January 1, 2011, and 9% for tax years beginning on or after January 1, 2012 and thereafter. Based on these changes in the third quarter of 2008, the Company incurred an $177,000 charge to adjust deferred income tax expense and the net value of the Company’s deferred tax asset.
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
The investment portfolio is one of the primary sources of liquidity for the Bank. Maturities of securities provide a flow of funds which are available for cash needs such as loan originations and net deposit outflows. In addition, the investment portfolio consists of high quality, and, therefore, readily marketable, Treasury and government-sponsored enterprise obligations. At December 31, 2009, the Bank’s investment securities and mortgage-backed securities available for sale totaled $230.5 million and are available to meet the Bank’s liquidity needs.
Loan maturities and amortization as well as deposit growth provide for a constant flow of funds. Based on Management’s monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Continued deposit growth during 2010 will depend on several factors, including the interest rate environment and competitor pricing. The Company also considers the use of brokered certificates of deposit as an additional source of deposits and evaluates them in conjunction with its own retail certificates of deposit.
The Bank has a collateralized line of credit of $3.0 million with the FHLBB. At December 31, 2009, the entire $3.0 million was available. In addition, the Bank established a collateralized line of credit with the Federal Reserve Bank discount window for $11.6 million which was available in its entirety at December 31, 2009.
At December 31, 2009, the Bank had $206.0 million of outstanding borrowings from FHLBB, and the ability to borrow an additional $71.5 million. FHLBB has publicly disclosed that, over time, current market trends may have a negative impact on FHLBB’s own liquidity. See Item 1A. Risk Factors for further information.
The liquidity position of the Company is managed by the Asset/Liability Management Committee (“ALCO”). The duties of ALCO include periodically reviewing the Company’s level of liquidity under prescribed policies and procedures. It is the responsibility of ALCO to report to the Board of Directors on a regular basis the Company’s liquidity position as it relates to these policies and procedures. At December 31, 2009, management believes that the Bank has adequate liquidity to meet current and future liquidity demands.

At December 31, 2009, the Company’s stockholders’ equity totaled $60.5 million, a decrease of $11.6 million when compared to $72.1 million at December 31, 2008. The decrease was primarily due to the redemption of the preferred stock and repurchase of the warrants in connection with the U.S. Treasury’s Capital Purchase Plan in 2009. Partially offsetting this capital outlay of $15.6 million is the increase in net income of $7.8 million coupled with an increase in the net unrealized gain on investment securities available for sale of $2.0 million, net of tax. During the year ended December 31, 2009, payments of cash dividends to common and preferred stockholders totaled $1.3 million and $700,000, respectively.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company enters into contractual obligations and commitments in the normal course of business. The Company has contractual obligations such as payments on FHLBB advances, operating lease obligations and customer repurchase agreements. The Company has commitments in the form of financial instruments that are for loan originations, lines of credit and letters of credit. These commitments have various expiration dates.
The following tables summarize the expiration dates of the Bank’s contractual obligations and funding commitments, respectively, at December 31, 2009.

		Payments Due – By Period
		Less than	One to	Three to	After
Contractual obligations	Total	One Year	Three Years	Five Years	Five Years
(In Thousands)
FHLBB long- term advances	$205,971	$31,000	$48,000	$32,900	$94,071
Wholesale repurchase agreements	40,000	—	25,000	15,000	—
Subordinated debt	6,000	—	1,200	2,400	2,400
Short-term borrowings	7,111	7,111	—	—	—
Operating lease obligations	4,499	346	606	583	2,964
Data processing vendor	1,644	750	894	—	—
Employee benefit payments (1)	1,414	118	235	235	826

Total contractual cash obligations	$266,639	$39,325	$75,935	$51,118	$100,261

(1)	The amounts shown reflect expected employee benefits paid by the Company under its supplemental executive retirement agreements through December 31, 2021.

		Amount of Commitment Expiring – By Period
		Less than	One to	Three to	After
Commitments	Total	One Year	Three Years	Five Years	Five Years
(In Thousands)
Loan originations	$21,706	$21,706	$—	$—	$—
Lines of credit	80,221	36,685	8,212	880	34,444
Letters of credit	1,588	1,588	—	—	—

Total commitments	$103,515	$59,979	$8,212	$880	$34,444

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
CAPITAL ADEQUACY
The Company and the Bank are required to maintain a leverage capital ratio of 5% and risk-based capital ratios of at least 10% in order to be categorized as “well capitalized” in accordance with definitions in regulatory guidelines promulgated by the FDIC and FRB. At December 31, 2009 and 2008, the Company’s and the Bank’s leverage and risk-based capital ratios exceeded the required levels for the category of “well-capitalized” institutions as defined by their respective regulatory agencies.
The Company and the Bank may not declare or pay cash dividends on their outstanding common stock if the effect thereof would reduce their respective stockholders’ equity below applicable capital requirements or otherwise violate regulatory requirements. See Note 9 to the Consolidated Financial Statements for further information regarding capital adequacy.
The Company repurchased none and 64,620 shares of its common stock during 2009 and 2008, respectively. The Company’s book value per share was $13.43 at December 31, 2009. The book value per share decreased from $16.14 at December 31, 2008 due mainly to the redemption of $15.0 million in cumulative perpetual preferred stock, Series B, to the Treasury, the payment of dividends to common shareholders of $1.3 million, dividends to preferred shareholders of $700,000 and the repurchase of the warrants issued with preferred stock of $560,000, partially offset by net income of $5.0 million, an increase in the fair value of investment securities available for sale (net of taxes) in the amount of $556,000, the exercise of stock options of $266,000, stock awards of $121,000 and a tax benefit of $2,000 associated with stock transactions.
RECENT ACCOUNTING DEVELOPMENTS
In June 2009, the FASB amended its guidance surrounding the accounting for transfers and servicing of financial assets and extinguishments of liabilities and will not require more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The Company adopted this new guidance on January 1, 2010 as required. Management does not believe this guidance will have a material impact on the Company’s Consolidated Financial Statements.
In June 2009, the FASB amended its guidance on the consolidation of variable interest entities and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The Company will adopt this new guidance on January 1, 2010, as required. Management does not believe this guidance will have a material impact on the Company’s Consolidated Financial Statements.
In September 2009, the FASB amended its guidance on fair value measurements and disclosures relating to investments in certain entities that calculate net asset value per share (or its equivalent). This guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this guidance. The Company will adopt this new guidance on January 1, 2010, as required. Management does not believe this guidance will have a material impact on the Company’s Consolidated Financial Statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ASSET/LIABILITY MANAGEMENT
Managing interest rate risk is fundamental to banking. The Company has continued to manage its liquidity, capital, and GAP position so as to mitigate its exposure to interest rate risk. As of December 31, 2009, the Company had interest rate sensitive assets which repriced or matured within one year of $308.8 million and interest rate sensitive liabilities which repriced or matured within one year of $390.2 million. As of December 31, 2008, the Company had interest rate sensitive assets which matured or repriced within one year of $404.1 million and interest rate sensitive liabilities which repriced or matured within one year of $247.1 million.
INTEREST RATE SENSITIVITY
The Company actively manages its interest rate sensitivity position. The objectives of interest rate risk management are to mitigate exposure of net interest income to risks associated with interest rate movements and to achieve a stable and rising flow of net interest income. The ALCO, using policies approved by the Board of Directors, is responsible for managing the Bank’s rate sensitivity position.
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
ALCO manages the Company’s interest rate risk, using both income simulation and GAP analysis. Income simulation is used to quantify interest rate risk inherent in the Company’s consolidated balance sheet by showing the effect of a change in net interest income over a 24-month period. The income simulation model uses parallel interest rate shocks of up 200 basis points (bp) or down 200 bp for earning assets and liabilities in the first year of the model. Interest rates are not shocked in the second year of the model. The simulation takes into account the dates for repricing, maturing, prepaying and call options assumptions of various financial categories which may vary under different interest rate scenarios. Prepayment speeds are estimates for the loans and are adjusted according to the degree of rate changes. Call options and prepayment speeds for investment securities are estimates using industry standards for pricing and prepayment assumptions. The assumptions of financial instrument categories are reviewed before each simulation by ALCO in light of current economic trends. The net interest income simulation model for 2008 and 2009 applies a 100 bp decline due to the extremely low interest environment. As of December 31, 2008, the income simulation model reflects negative exposure to net interest income in a declining interest rate environment from flat rates to down 100 bp, which would result from assets repaying faster than the long-term borrowings from the FHLBB. Margins would narrow as deposits and borrowings are typically slower to reprice downward in response to lower interest rates than interest earning assets which can reprice immediately. The interest rate scenario used does not necessarily reflect ALCO’s view of the “most likely” change in interest rates over the model’s period. Furthermore, the model assumes a static consolidated balance sheet. These results do not reflect the anticipated future net interest income of the Company for the same periods.
The following table summarizes the net interest income for the 24-month period of the Company’s consolidated balance sheet for earning assets and liabilities for the years ended December 31, 2009 and 2008, respectively:
Net Interest Income Simulation Model Results:

		Interest Rate Shock
		Down	Up
2009	Flat Rates	100 bp	200 bp
(In Thousands)
Year One	$22,936	$22,614	$22,798
Year Two	23,231	21,821	23,688

Total net interest income for 2 year period	$46,167	$44,435	$46,486

		Interest Rate Shock
		Down	Up
2008	Flat Rates	100 bp	200 bp
(In Thousands)
Year One	$16,861	$16,480	$17,866
Year Two	17,861	16,769	20,038

Total net interest income for 2 year period	$34,722	$33,249	$37,904

Another measure of interest rate risk is GAP analysis. GAP measurement attempts to analyze any mismatches in the timing of interest rate repricing between assets and liabilities. It identifies those balance sheet sensitivity areas which are vulnerable to unfavorable interest rate movements. As a tool of asset/liability management, the GAP position is compared with potential changes in interest rate levels in an attempt to measure the favorable and unfavorable effect such changes would have on net interest income. For example, when the GAP is positive, (i.e., assets reprice faster than liabilities) a rise in interest rates will increase net interest income; and, conversely, if the GAP is negative, a rise in interest rates will decrease net interest income. The accuracy of this measure is limited by unpredictable loan prepayments and the lags in the interest rate indices used for repricing variable rate loans or investment securities. The Company’s one-year cumulative GAP to total assets changed from negative 0.21% at December 31, 2008, to negative 9.97% at December 31, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
LSB Corporation:
We have audited the accompanying consolidated balance sheets of LSB Corporation and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LSB Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 11, 2010

Consolidated Balance Sheets

December 31,	2009	2008
(In Thousands, Except Share Data)
Assets:
Cash and due from banks	$8,615	$6,859
Federal funds sold	6,597	6,469

Total cash and cash equivalents	15,212	13,328
Investment securities available for sale, at fair value, amortized cost of $224,130 in 2009 and $259,057 in 2008 (notes 2 and 7)	230,533	264,561
Federal Home Loan Bank stock, at cost (note 3)	11,825	11,825
Loans, net of allowance for loan losses of $7,168 in 2009 and $5,885 in 2008 (notes 4 and 7)	529,451	446,736
Premises and equipment, net (note 5)	7,209	5,528
Accrued interest receivable	2,727	2,720
Deferred income tax asset, net (note 8)	4,315	4,447
Bank-owned life insurance	11,120	10,641
Other real estate owned	—	120
Prepaid FDIC insurance	3,069	—
Other assets	1,137	1,418

Total assets	$816,598	$761,324

Liabilities and Stockholders’ Equity:
Liabilities:
Interest bearing core deposits (note 6)	$218,021	$150,093
Non-interest bearing core deposits (note 6)	34,368	27,546
Term deposits (note 6)	240,405	231,024

Total deposits	492,794	408,663
Long-term borrowed funds (note 7)	245,971	259,228
Short-term borrowed funds (note 7)	7,111	17,262
Subordinated debt (note 7)	6,000	—
Other liabilities	4,202	4,029

Total liabilities	756,078	689,182

Commitments and contingencies (notes 5, 12 and 13)

Stockholders’ equity (notes 9 and 11):
Preferred stock, Series A, $.10 par value; 5,000,000 shares authorized, none issued	—	—
Cumulative perpetual preferred stock, Series B, $1,000 par value (liquidation preference $1,000 per share), none issued in 2009, 15,000 shares authorized and issued in 2008	—	14,455
Common stock, $.10 par value; 20,000,000 shares authorized; 4,506,686 and 4,470,941 shares issued and outstanding in 2009 and 2008, respectively	451	447
Additional paid-in capital	60,004	60,179
Accumulated deficit	(3,802)	(6,250)
Accumulated other comprehensive income, net of tax	3,867	3,311

Total stockholders’ equity	60,520	72,142

Total liabilities and stockholders’ equity	$816,598	$761,324

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

Year Ended December 31,	2009	2008
(In Thousands, Except Share Data)
Interest and dividend income:
Loans	$29,009	$25,405
Investment securities available for sale (note 2)	11,801	12,727
Federal Home Loan Bank stock (note 3)	—	428
Other interest income	32	195

Total interest and dividend income	40,842	38,755

Interest expense:
Deposits (note 6)	10,168	10,298
Long-term borrowed funds	10,946	11,396
Short-term borrowed funds	51	186
Subordinated debt	102	—

Total interest expense	21,267	21,880

Net interest income	19,575	16,875
Provision for loan losses (note 4)	1,640	1,285

Net interest income after provision for loan losses	17,935	15,590

Non-interest income (loss):
Deposit account fees	940	1,043
Loan servicing fees, net	179	153
Impairment write-downs on equity securities (note 2)	—	(10,105)
Gain on sales of securities (note 2)	1,832	—
Prepayment penalty on FHLB advances (note 7)	(127)	—
Income on bank-owned life insurance	479	441
Other income	493	479

Total non-interest income (loss)	3,796	(7,989)

Non-interest expense:
Salaries and employee benefits (notes 10 and 11)	7,083	6,706
Occupancy and equipment (note 5)	1,471	1,330
Data processing	926	938
Professional	577	580
Marketing	497	472
FDIC deposit insurance	1,253	83
Other real estate owned	10	139
Other	2,210	1,628

Total non-interest expense	14,027	11,876

Income (loss) before income tax expense	7,704	(4,275)
Income tax expense (benefit) (note 8)	2,667	(1,552)

Net income (loss) before preferred stock dividends and accretion	5,037	(2,723)
Preferred stock dividends and accretion	(1,245)	(4)

Net income (loss) attributable to common shareholders	$3,792	$(2,727)

Average basic common shares outstanding	4,484,920	4,468,484
Common stock equivalents	1,124	16,066

Average diluted common shares outstanding	4,486,044	4,484,550

Basic earnings (loss) per common share	$0.85	$(0.61)
Diluted earnings (loss) per common share	$0.85	$(0.61)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in
Stockholders’ Equity
Years Ended December 31, 2009 and 2008

					Accumulated
					Other	Total
			Additional		Compre-	Stock-
	Preferred	Common	Paid-in	Accumulated	hensive	holders’
	Stock	Stock	Capital	Deficit	Income	Equity
(In Thousands, Except Share Data)
Balance at December 31, 2007	$—	$452	$60,382	$(934)	$398	$60,298

Net loss	—	—	—	(2,723)	—	(2,723)
Other comprehensive income - Unrealized gain on securities available for sale (tax effect $1,880)	—	—	—	—	2,913	2,913

Total comprehensive income						190

Stock-based compensation	—	—	156	—	—	156
Issuance of preferred stock, net of discount of $549	14,451	—	—	—	—	14,451
Accretion of discount on preferred stock	4	—	—	(4)	—	—
Fair value of warrants issued with preferred stock	—	—	549	—	—	549
Exercise of stock options and tax benefits (9,500 shares)	—	1	120	—	—	121
Common stock repurchased (64,620 shares)	—	(6)	(1,028)	—	—	(1,034)
Common dividends declared and paid ($0.58 per share)	—	—	—	(2,589)	—	(2,589)

Balance at December 31, 2008	14,455	447	60,179	(6,250)	3,311	72,142

Net income	—	—	—	5,037	—	5,037
Other comprehensive income - Unrealized gain on securities available for sale (tax effect $343)	—	—	—	—	556	556

Total comprehensive income	—	—	—	—	—	5,593

Stock-based compensation	—	—	121	—	—	121
Exercise of stock options and tax benefits (28,995 shares)	—	4	264	—	—	268
Common dividends declared and paid ($0.30 per share)	—	—	—	(1,344)	—	(1,344)
Preferred dividends declared and paid	—	—	—	(700)	—	(700)
Accretion of discount on preferred stock	545	—	—	(545)	—	—
Redemption of preferred stock	(15,000)	—	—	—	—	(15,000)
Repurchase of warrants issued with preferred stock	—	—	(560)	—	—	(560)

Balance at December 31, 2009	$—	$451	$60,004	$(3,802)	$3,867	$60,520

Disclosure of reclassification amount for securities available for sale:

Years Ended December 31,	2009	2008
(In Thousands)
Gross unrealized (losses) gains arising during the year	$2,731	$(5,312)
Tax effect	(977)	1,656

Unrealized holding (losses) gains, net of tax	1,754	(3,656)
Reclassification adjustment for (gains) losses included in income	(1,832)	10,105
Tax effect	634	(3,536)

Unrealized gains on securities, net of reclassification amount	$556	$2,913

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements
of Cash Flows

Year Ended December 31,	2009	2008
(In Thousands)
Cash flows from operating activities:
Net income (loss)	$5,037	$(2,723)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,640	1,285
Impairment write-downs on securities	—	10,105
Net losses on sales of other real estate owned	—	72
Gains on sales of investments	(1,832)	—
Net accretion of investment securities	(624)	(496)
Depreciation and amortization of premises and equipment	619	605
Increase in accrued interest receivable	(7)	(267)
Deferred income tax benefit	(211)	(3,842)
Stock-based compensation	121	156
Income on Bank-owned life insurance	(479)	(441)
Increase in other assets and prepaid FDIC insurance	(2,788)	(129)
Increase in other liabilities	16	138

Net cash provided by operating activities	1,492	4,463

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	27,367	15,741
Proceeds from sales of investment securities available for sale	31,642	—
Purchases of investment securities available for sale	(100,891)	(97,235)
Purchases of FHLBB stock	—	(1,640)
Principal payments on investment securities available for sale	79,265	42,713
Loan originations, net of principal payments	(77,518)	(96,668)
Loans purchased	(6,837)	—
Proceeds from sales of other real estate owned	120	1,758
Purchases of premises and equipment	(2,300)	(2,543)

Net cash used in investing activities	(49,152)	(137,874)

Cash flows from financing activities:
Net increase in deposits	84,131	86,580
Additions to long-term borrowed funds	9,900	63,000
Payments on long-term borrowed funds	(23,157)	(31,150)
Net (decrease) increase in short-term borrowed funds	(10,151)	9,289
Net increase in subordinated debt `	6,000	—
Net increase (decrease) in mortgagors’ escrow accounts	157	(28)
Proceeds from issuance of preferred stock and warrants	—	15,000
Redemption of preferred stock	(15,000)	—
Repurchase of warrants issued with preferred stock	(560)	—
Dividends paid to preferred stockholder	(700)	—
Dividends paid to common stockholders	(1,344)	(2,589)
Proceeds from exercise of stock options	266	117
Tax benefits from exercise of stock options	2	4
Common stock repurchased	—	(1,034)

Net cash provided by financing activities	49,544	139,189

Net increase in cash and cash equivalents	1,884	5,778
Cash and cash equivalents, beginning of year	13,328	7,550

Cash and cash equivalents, end of year	$15,212	$13,328

Cash paid during the year for:
Interest on deposits	$10,177	$10,276
Interest on borrowed funds	11,210	11,511
Income taxes	2,722	2,405
Supplemental non-cash investing activities:
Transfers to other real estate owned	—	1,950

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009 and 2008
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION. LSB Corporation (the “Corporation” or the “Company”) is a Massachusetts corporation and the holding company of its wholly-owned subsidiary River Bank (the “Bank”), a state-chartered Massachusetts savings bank. The Corporation was organized by the Bank on July 1, 2001 to be a bank holding company and to acquire all of the capital stock of the Bank. The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and the Massachusetts Division of Banks (the “Division”), while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Division. The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC up to $250,000 per account for non-retirement accounts with maturities through December 31, 2013 and up to $100,000 thereafter, and up to $250,000 for certain retirement accounts, as defined by the FDIC. For balances in excess of the FDIC deposit insurance limits, coverage is provided by the Massachusetts Depositors Insurance Fund, Inc. (“Mass DIF”).
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
FAIR VALUE HEIRARCHY. The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 — Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, certain impaired loans, and other real estate owned.
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
Each reporting period, the Company evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other-than-temporary, the declines in fair value are reflected in earnings as realized losses. For debt securities, OTTI is required to be recognized (1) if the Company intends to sell the security; (2) if it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.
FEDERAL HOME LOAN BANK STOCK. Federal Home Loan Bank of Boston (“FHLBB”) stock has no quoted market value and is carried at cost, based on the redemption provisions of the FHLBB. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2009, no impairment has been recognized.
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
The general allowance is calculated by applying loss factors to pools of outstanding non-impaired loans. In the case of corporate loans, changes in risk grades affect the amount of the general allowance. Loss factors are based on the Bank’s historical loss experience, as well as other qualitative factors and consider regulatory guidance.
Specific allowances are established in cases where management has identified significant conditions related to an impaired loan such that management believes it probable that a loss has been incurred in excess of the amount determined by the general allowance.
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
Impaired loans are corporate loans and individually significant residential mortgage loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateral dependent loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is based on the fair value of the collateral. Larger groups of smaller balance homogenous loans are collectively evaluated for impairment.
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
OTHER REAL ESTATE OWNED. Other real estate owned (OREO) is comprised of foreclosed properties where the Bank has formally received title or has possession of the collateral. Properties are initially recorded at the fair value of the property or collateral less selling costs. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other real estate owned expense.
SHARE-BASED COMPENSATION PLANS. The Company measures and recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time. Reductions in compensation expense associated with forfeited options are estimated at the grant date and this forfeiture rate is adjusted quarterly based on actual forfeiture experience. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.
INCOME TAXES. Deferred tax assets and liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not have any uncertain tax positions at December 31, 2009 which require accrual or disclosure.
Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid-in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.
EARNINGS PER SHARE. Basic EPS is calculated based on the weighted average number of common shares outstanding during each period. If rights to dividends on unvested options/awards are non-forfeitable, these unvested options/awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method. Stock options and restricted stock that would have an anti-dilutive effect on earnings per share are excluded from this calculation. For the years ended December 31, 2009 and 2008, 192,400 and 198,400 shares, respectively, were anti-dilutive.
COMPREHENSIVE INCOME. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.
RECENT ACCOUNTING DEVELOPMENTS. In June 2009, the FASB amended its guidance surrounding the accounting for transfers and servicing of financial assets and extinguishments of liabilities and will not require more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The Company adopted this new guidance effective January 1, 2010 as required. Management does not believe this guidance will have a material impact on the Company’s Consolidated Financial Statements.
In June 2009, the FASB amended its guidance on the consolidation of variable interest entities and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The Company will adopt this new guidance on January 1, 2010, as required. Management does not believe this guidance will have a material impact on the Company’s Consolidated Financial Statements.
In September 2009, the FASB amended its guidance on fair value measurements and disclosures relating to investments in certain entities that calculate net asset value per share (or its equivalent). This guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this guidance. The Company will adopt this new guidance on January 1, 2010, as required. Management does not believe this guidance will have a material impact on the Company’s Consolidated Financial Statements.
(2) INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale at December 31, with unrealized gains and losses, follows:

	2009				2008
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

(In Thousands)
Debt securities:
U.S. Treasury obligations	$5,557	$237	$—	$5,794	$5,578	$426	$—	$6,004
Government-sponsored enterprise obligations (1)	33,379	188	(49)	33,518	15,485	240	(3)	15,722
Residential mortgage-backed:
U.S. government guaranteed	16,037	483	—	16,520	10,886	345	(3)	11,228
Government-sponsored enterprises	118,537	5,543	(71)	124,009	170,481	5,574	(77)	175,978
Residential collateralized mortgage obligations:
U.S. government guaranteed	21,965	94	(80)	21,979	3,102	24	—	3,126
Government-sponsored enterprises	21,283	389	—	21,672	41,617	355	(45)	41,927
Private-label	1,415	93	—	1,508	2,006	—	—	2,006
Corporate obligations	2,489	—	(111)	2,378	6,433	—	(750)	5,683

Total debt securities	220,662	7,027	(311)	227,378	255,588	6,964	(878)	261,674

Equity securities:
Mutual funds	1,000	—	(34)	966	1,000	—	(42)	958
Equity securities	2,468	—	(279)	2,189	2,469	—	(540)	1,929

Total equity securities	3,468	—	(313)	3,155	3,469	—	(582)	2,887

Total investment securities	$224,130	$7,027	$(624)	$230,533	$259,057	$6,964	$(1,460)	$264,561

(1)	Government-sponsored enterprise obligations include investment securities issued by government sponsored enterprises (“GSEs”) such as Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”). These investment securities do not represent obligations of the U.S. Government and are not backed by the full faith and credit of the Treasury.
Interest and dividend income on investment securities available for sale for the years ended 2009 and 2008 totaled $11.8 million and $12.7 million, respectively, including dividend income on equity securities available for sale of $197,000 in 2009 and $605,000 in 2008.
For the years ended December 31, 2009 and 2008, proceeds from sales of securities available for sale totaled $31.6 million and $0, respectively. Gross realized gains amounted to $1.8 million and $0, respectively, while gross realized losses amounted to $2,000 and $0. The tax expenses applicable to these net realized gains amounted to $634,000 and $0, respectively.
The impairment write-downs on securities in 2008 related to preferred stock holdings issued by FNMA and FHLMC, which have a net carrying value of $0 as of December 31, 2009 and 2008.

Securities pledged for borrowing arrangements at December 31, follow:

		Government-	Residential	Residential
		Sponsored	Mortgage-	Collateralized
	U.S. Treasury	Enterprise	Backed	Mortgage
	Obligations	Obligations	Securities	Obligations

(In Thousands)
2009:

Wholesale repurchase agreements:
Amortized cost	$—	$2,992	$41,830	$—
Fair value	—	2,999	44,009	—
Customer repurchase agreements:
Amortized cost	—	6,494	—	—
Fair value	—	6,621	—	—
FHLBB advances:
Amortized cost	5,058	15,891	77,700	38,230
Fair value	5,294	15,912	81,089	38,627
FRB discount window:
Amortized cost	499	—	11,258	—
Fair value	500	—	11,668	—

2008:

Wholesale repurchase agreements:
Amortized cost	$—	$—	$47,219	$—
Fair value	—	—	48,835	—
Customer repurchase agreements:
Amortized cost	—	5,986	—	—
Fair value	—	6,136	—	—
FHLBB advances:
Amortized cost	5,074	9,499	119,589	46,707
Fair value	5,494	9,586	123,544	47,040
Impaired securities.
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In Thousands)
Debt securities:
Government-sponsored enterprise obligations	$15,949	$(49)	$—	$—	$15,949	$(49)
Residential mortgage- backed securities	11,368	(61)	1,463	(10)	12,831	(71)
Residential collateralized mortgage obligations	12,453	(79)	16	(1)	12,469	(80)
Corporate obligations	—	—	2,378	(111)	2,378	(111)

Total debt securities	39,770	(189)	3,857	(122)	43,627	(311)

Equity securities:
Mutual funds	—	—	966	(34)	966	(34)
Equity securities	—	—	1,760	(279)	1,760	(279)

Total equity securities	—	—	2,726	(313)	2,726	(313)

Total temporarily impaired securities	$39,770	$(189)	$6,583	$(435)	$46,353	$(624)

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In Thousands)
Debt securities:
Government-sponsored enterprise obligations	$2,500	$(3)	$—	$—	$2,500	$(3)
Residential mortgage- backed securities	303	(1)	6,864	(79)	7,167	(80)
Residential collateralized mortgage obligations	2,006	(1)	7,085	(44)	9,091	(45)
Corporate obligations	1,800	(677)	3,883	(73)	5,683	(750)

Total debt securities	6,609	(682)	17,832	(196)	24,441	(878)

Equity securities:
Mutual funds	—	—	958	(42)	958	(42)
Equity securities	1,500	(540)	—	—	1,500	(540)

Total equity securities	1,500	(540)	958	(42)	2,458	(582)

Total temporarily impaired securities	$8,109	$(1,222)	$18,790	$(238)	$26,899	$(1,460)

U. S. Treasury and government-sponsored enterprise obligations. The unrealized losses on the Company’s investment in U.S. Government and Government-sponsored enterprise obligations were caused by interest rate increases. These investments are guaranteed by the U.S. Government or an enterprise thereof. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the investments until a recovery of fair value, which may be maturity, and it is more likely than not that the Company will not be required to sell the investments, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.
Residential mortgage-backed securities and residential collateralized mortgage obligations. The unrealized losses on the Company’s investment in these securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by U.S. government agencies and government-sponsored enterprises. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.
Corporate obligations. The Company’s unrealized losses on investments in corporate bonds relate to an investment in a company within the financial services sector. The unrealized losses are primarily caused by recent decreases in profitability and near-term profit forecasts by industry analysts and recent downgrades by several industry analysts. The contractual maturity of this investment is November 1, 2010. Although the Company’s credit rating has decreased from A to BBB (S&P), the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Due to the short term until maturity, the Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009.
Equity securities and mutual funds. The unrealized losses on equity securities and mutual funds are a result of specific conditions and circumstances that are unique to each company represented in the portfolio. Management monitors its holdings for impairment by reviewing the financial condition of the issuer, company specific events, industry developments, and general economic conditions. In evaluating the severity and duration of impairment, management also reviews corporate financial reports, press releases and other publicly available information. Based upon this evaluation and the Company’s ability and intent to hold its remaining equity securities and mutual fund investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these two investments to be other-than-temporarily impaired at December 31, 2009.
The following table is a summary of the contractual maturities of investment securities available for sale at December 31, 2009. These amounts exclude mutual funds and equity securities, which have no contractual maturities. Mortgage-backed securities and collateralized mortgage obligations are shown at their final contractual maturity date but are expected to have shorter average lives.

	Amortized	Fair
December 31, 2009	Cost	Value
(In Thousands)
Debt securities:
Within 1 year	$3,825	$3,727
After 1 year through 5 years	46,866	47,384
After 5 years through 10 years	28,685	29,144
After 10 years	141,286	147,123

Total debt securities	$220,662	$227,378

(3) FEDERAL HOME LOAN BANK STOCK
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”). As part of the Bank’s borrowing arrangement with the FHLBB, the Bank is required to invest in FHLBB stock in an amount determined on the basis of the amount of the Bank’s residential mortgage loans and its borrowings from the FHLBB. At both December 31, 2009 and 2008, the Bank held $11.8 million in FHLBB stock. This stock, which is restricted, is redeemable at par and earns dividends declared at the discretion of the FHLBB, which announced in February 2009, the suspension of dividends for the first quarter of 2009 and beyond. In December 2008, the FHLBB announced its moratorium on the repurchase of all excess stock.
(4) LOANS
The components of the loan portfolio at December 31, follow:

	2009	2008
(In Thousands)
Residential real estate	$131,441	$109,276
Home equity	27,003	23,972
Consumer	657	831

Retail loans	159,101	134,079

Construction and land development	62,772	78,169
Commercial real estate	282,716	206,577
Commercial business	32,030	33,796

Corporate loans	377,518	318,542

Total loans	536,619	452,621
Allowance for loan losses	(7,168)	(5,885)

Net loans	$529,451	$446,736

The amounts above include net deferred loan origination costs totaling $260,000 and $204,000 at December 31, 2009 and 2008, respectively.
Mortgage loans serviced by the Company for others amounted to $18.3 million and $23.4 million at December 31, 2009 and 2008, respectively, and are not included above.
In the ordinary course of business, the Bank makes loans to its Directors and Officers and their associates and affiliated companies (“related parties”) at substantially the same terms and conditions as those prevailing at the time of origination for comparable transactions with other borrowers.
An analysis of total related party loans for the years ended December 31, follows:

	2009	2008
(In Thousands)
Balance at beginning of year	$2,822	$2,112
New loans granted	315	1,145
Retirement/reduction of directors and officers	(25)	(249)
Repayment of principal	(553)	(186)

Balance at end of year	$2,559	$2,822

A portion of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans are used as collateral for the Bank’s FHLBB advances. See Note 7 for further information.

The activity in the allowance for loan losses for the years ended December 31, follows:

	2009	2008
(In Thousands)
Balance at beginning of year	$5,885	$4,810
Total charge-offs	(360)	(214)
Total recoveries	3	4

Net charge-offs	(357)	(210)
Provision for loan losses	1,640	1,285

Balance at end of year	$7,168	$5,885

Non-accrual loans totaled $6.0 million and $2.6 million at December 31, 2009 and 2008, respectively. There were no loans 90 days or more past due and still accruing interest.
Information related to impaired loans at or for the years ended December 31, follows:

	2009	2008
(In Thousands)
Total impaired loans	$7,300	$3,121
Impaired loans with reserve	3,196	—
Impaired loan reserve	415	—
Impaired loans without reserve	4,104	3,121
Impaired loans average balance	4,111	611
Interest income in accordance with original loan terms	99	38
Interest income recognized	48	—
No additional funds are committed to be advanced in connection with impaired loans.
(5) PREMISES AND EQUIPMENT
The components of premises and equipment at December 31, follow:

	Estimated
	Useful Lives	2009	2008

(In Thousands)
Premises	10 – 39 years	$5,221	$5,143
Equipment	3 – 10 years	2,645	5,642
Leasehold improvements	3 – 20 years	2,077	1,047

		9,943	11,832
Less accumulated depreciation and amortization		(2,734)	(6,304)

		$7,209	$5,528

Depreciation and amortization of premises and equipment totaled $619,000 and $605,000, respectively, for the years ended December 31, 2009 and 2008.
Rent expense for leased premises for the years ended December 31, 2009 and 2008 amounted to $280,000 and $263,000, respectively. The Company enters into operating leases in which office space is rented to other businesses at the corporate headquarters. Rental income for the years ended December 31, 2009 and 2008 amounted to $239,000 and $231,000, respectively.
A summary of future minimum rental expense and income under non-cancelable operating leases at December 31, 2009 follows:

	Minimum	Minimum
	Rental	Rental
	Expense	Income
(In Thousands)
2010	$346	$203
2011	309	173
2012	297	48
2013	297	1
2014	286	—
Thereafter	2,964	—

	$4,499	$425

The leases contain options to extend for periods of five to twenty years. The cost of such rentals is not included above.

(6) DEPOSITS
The following table shows the components of deposits at December 31, 2009 and 2008 and the range of interest rates paid as of December 31, 2009.

	Rates as of
	December 31,
	2009	2009	2008
(Dollars in Thousands)
NOW acccounts	0.10–0.50%	$20,739	$17,239
Savings accounts	0.25–1.44%	90,642	56,251
Money market accounts	0.50–1.49%	106,640	76,603

Total interest bearing core deposits		218,021	150,093
Non-interest bearing demand deposit accounts		34,368	27,546

Total core deposits		252,389	177,639

Certificates of deposit	0.70–2.96%	202,707	196,629
Retirement certificates of deposit	0.70–2.96%	37,698	34,395

Total term deposits		240,405	231,024

Total deposits		$492,794	$408,663

Interest forfeitures resulting from early withdrawals from certificates of deposits are credited to interest expense and amounted to $21,000 and $36,000 for the years ended December 31, 2009 and 2008, respectively.
The amount and weighted average interest rate on certificates of deposit, including retirement accounts, by periods to maturity at December 31, 2009 are summarized as follows:

		Equal to		Weighted
	Less	and greater		Average
	than	than		Interest
	$100,000	$100,000	Total	Rate
(Dollars in Thousands)
Three months or less	$38,675	$43,509	$82,184	3.15%
From three to six months	21,884	11,841	33,725	2.20
From six to twelve months	25,283	24,258	49,541	2.93
From one to two years	14,799	32,728	47,527	3.05
From two to three years	3,421	5,504	8,925	2.87
Three years and thereafter	8,355	10,148	18,503	3.57

	$112,417	$127,988	$240,405	2.97%

Brokered deposits totaled $29.3 million and $32.8 million at December 31, 2009 and 2008, respectively, at a rate of 4.32% and 4.43%, respectively, and are included in certificates of deposit.
(7) BORROWED FUNDS AND SUBORDINATED DEBT
The components of long-term borrowed funds at December 31, follow:

	2009		2008
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
(Dollars in Thousands)
FHLBB long-term advances	$205,971	4.12%	$219,228	4.27%
Wholesale repurchase agreements	40,000	4.36%	40,000	4.36%

	$245,971	4.16%	$259,228	4.28%

The FHLBB permits member institutions to borrow funds for various purposes. The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLBB qualifying collateral requirements and has been designated as such (see Notes 2 and 4).

Long-term FHLBB advances outstanding at December 31, follow:

	2009		2008
		Weighted Average		Weighted Average
Maturity	Amount	Interest Rate	Amount	Interest Rate
(Dollars in Thousands)
2009	$—	—%	$10,000	5.14%
2010	31,000	5.10	44,000	5.04
2011	33,000	3.27	33,000	3.27
2012	15,000	5.18	15,000	5.18
2013	14,000	3.20	8,000	3.28
2014	18,900	4.18	15,000	4.50
Thereafter	94,071	4.06	94,228	4.06

	$205,971	4.12%	$219,228	4.27%

The FHLBB has the right to call, or to cause the Bank to prepay, certain obligations without prepayment penalties. This right may cause actual maturities to differ from the contractual maturities summarized above. As of December 31, 2009, the Company had callable advances totaling $165.0 million and amortizing advances totaling $3.1 million. Of the $165.0 million in callable advances, $20.0 million matures in March 2010, with an average interest rate of 6.03% and $145.0 million remains outstanding with a weighted average rate of 3.94%. There were no adjustable rate advances in 2009 or 2008. In December 2009, the Company prepaid $7.0 million in long-term advances and paid a penalty of $127,000. Another $6.0 million advance was modified in the fourth quarter into a lower cost, long-term advance that matures in 2013.
At both December 31, 2009 and 2008, the Bank had wholesale repurchase agreements totaling $40.0 million. Of the $40.0 million, $25.0 million at 4.83% and $15.0 million at 3.58% mature in 2012 and 2013, respectively, and have a weighted average rate of 4.36%. These agreements are treated as secured, long-term borrowings while the obligations to repurchase securities sold are reflected as liabilities and the securities collateralized by the agreements remain as assets. Generally, the outstanding collateral consists of obligations of the Treasury and government-sponsored enterprise obligations and is held by third-party custodians (see note 2).
In October 2009, the Bank entered into a subordinated debt agreement for $6.0 million on an unsecured basis with a final maturity in October 2016. The subordinated debt agreement calls for a fixed interest rate of 8.5% and equal annual principal payments of $1.2 million commencing on the third anniversary of the agreement. The entire amount of the subordinated debt was included as part of the Bank’s Tier 2 capital for regulatory purposes as of December 31, 2009.
The components of short-term borrowed funds at December 31, follow:

	2009		2008
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
(Dollars in Thousands)
FHLBB short-term borrowings	$—	—%	11,000	2.08%
Federal Reserve Bank discount window	—	—	—	—
Customer repurchase agreements	7,111	0.25	6,262	0.50

	$7,111	0.25%	$17,262	1.51%

Customer repurchase agreements are obligations to repurchase securities sold which are reflected as a liability in the consolidated balance sheets. The dollar amount of the securities underlying the agreements remain in the asset accounts. The securities pledged are registered in the Bank’s name; however, the securities are held by the designated trustee of the broker (see note 2). Upon maturity of the agreements, the identical securities pledged as collateral are returned to the Bank.

Information relating to short-term borrowed funds for the years ended December 31, follows:

	2009		2008
	Customer	Short-Term	Customer	Short-Term
	Repurchase	FHLBB	Repurchase	FHLBB
	Agreements	Advances	Agreements	Advances
(Dollars in Thousands)
Outstanding at December 31	$7,111	$—	$6,262	$11,000
Average balance outstanding during the year	5,943	2,419	5,107	5,352
Maximum outstanding at any month end	7,534	16,000	7,051	16,000
Weighted average rate at December 31	0.25%	—%	0.50%	2.08%
Weighted average rate during the year	0.26	1.60	1.13	2.39

At December 31, 2009 and 2008, the Bank had certain investment securities with a fair value of $206.7 million and $240.6 million, respectively, pledged as collateral against total borrowings (see Note 2).
The Federal Home Loan Bank advances are also collateralized by a blanket lien on the Bank’s 1-4 family residential loans, equity loans and lines and certain significant commercial real estate loans. The Bank’s total borrowing capacity at FHLBB at December 31, 2009 and 2008 was $277.5 million and $299.3 million based on the total available collateral, respectively, of which $206.0 million and $230.2 million was outstanding at December 31, 2009 and 2008, respectively, leaving additional capacity of $71.5 million and $69.1 million at December 31, 2009 and 2008, respectively.
In addition, the Bank established a collateralized line of credit with the Federal Reserve Bank discount window for $11.6 million which was available in its entirety at December 31, 2009.
(8) INCOME TAXES
An analysis of income tax expense for the years ended December 31, follows:

	2009	2008
(In Thousands)
Current expense:
Federal	$2,304	$1,798
State	574	492

Total current expense	2,878	2,290

Deferred expense (benefit):
Federal	(125)	(3,358)
State	(37)	(1,159)
Change in state rates	—	177
Change in valuation reserve	(49)	498

Total deferred benefit	(211)	(3,842)

Total income tax expense (benefit)	$2,667	$(1,552)

A reconciliation of the difference between the expected federal income tax expense (benefit) computed by applying the federal statutory rate of 34%, to pre-tax income or loss to the amount of actual income tax expense for the years ended December 31, follows:

	2009	2008

(In Thousands)
Expected federal income tax expense (benefit)	$2,619	$(1,454)
Items affecting expected tax:
State income tax, net of federal benefit	354	(440)
Dividends received deduction	(38)	(134)
Tax exempt income	(46)	(49)
Officer’s life insurance	(163)	(150)
Change in state rates	—	177
Change in valuation reserve	(49)	498
Other	(10)	—

Total income tax expense (benefit)	$2,667	$(1,552)

The tax effects of temporary differences (the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax basis that give rise to deferred tax assets and liabilities) for the years ended December 31, follow:

	2009	2008
(In Thousands)
Deferred tax assets:
Allowance for loan losses	$2,922	$2,370
Impairment write-downs on securities	3,628	4,036
Pension costs and other post-retirement benefits	99	103
Deferred compensation	481	502
Depreciation	444	396
Other	44	19

Gross deferred tax asset	7,618	7,426
Valuation reserve	(449)	(498)

Deferred tax asset	7,169	6,928

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(2,536)	(2,193)
Other	(318)	(288)

Gross deferred tax liability	(2,854)	(2,481)

Net deferred income tax asset	$4,315	$4,447

At December 31, 2009, the Bank would need to generate approximately $12.4 million of future net taxable income over five years to realize the net deferred income tax asset. Management believes that it is more likely than not that the net deferred income tax asset at December 31, 2009 will be realized based upon recent operating results. It should be noted, however, that factors beyond management’s control, such as the general state of the economy and changes in interest rates, can affect future levels of taxable income and that no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences.
The increase in the valuation reserve for the year ended December 31, 2008, was due to management’s assessment of the realizability of state tax benefits relating to the impairment write-downs on securities. The decrease for the year ended December 31, 2009, is due to the sale of a portion of the securities that had been written down. Management believes that it is more likely than not that a portion of the state tax benefit will not be realized.
Tax periods ended December 31, 2006, 2007, 2008 and 2009 remain subject to examination by federal and state taxing authorities.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (Leverage ratio). There are two categories of capital under the guidelines. Tier 1 capital as it applies to the Company and the Bank, includes stockholders’ equity exclusive of the net unrealized gains/losses on investment securities available for sale. Tier 2 capital includes the allowance for loan losses and subordinated debt, subject to guideline limitations.
At December 31, 2009 and 2008, the Company and the Bank exceeded each of the minimum capital requirements and the Bank also met the definition of “well capitalized,” as defined by the FRB and the FDIC under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Company or the Bank must maintain Tier 1, Total, and Leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company’s or the Bank’s classification as “well capitalized.”

The Company’s and the Bank’s minimum required and actual capital ratios at December 31, 2009 and 2008, follow:

	Actual		Adequately Capitalized		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
At December 31, 2009
LSB Corporation
Total risk-based capital	$69,633	12.01%	$46,379	8.0%	$57,974	10.0%
Tier 1 risk-based capital	56,465	9.74	23,190	4.0	34,784	6.0
Tier 1 leverage capital	56,465	6.98	32,365	4.0	40,457	5.0
River Bank
Total risk-based capital	68,669	11.84%	46,379	8.0%	57,974	10.0%
Tier 1 risk-based capital	55,501	9.57	23,190	4.0	34,784	6.0
Tier 1 leverage capital	55,501	6.85	32,393	4.0	40,491	5.0

At December 31, 2008
LSB Corporation
Total risk-based capital	$74,372	14.45%	$41,183	8.0%	$51,479	10.0%
Tier 1 risk-based capital	68,487	13.30	20,592	4.0	30,887	6.0
Tier 1 leverage capital	68,487	9.22	29,721	4.0	37,152	5.0
River Bank
Total risk-based capital	$66,774	12.97%	$41,183	8.0%	$51,479	10.0%
Tier 1 risk-based capital	60,889	11.83	20,592	4.0	30,887	6.0
Tier 1 leverage capital	60,889	8.18	29,777	4.0	37,222	5.0
Senior Cumulative Perpetual Preferred Stock, Series B
On December 12, 2008, the Company issued and sold (i) 15,000 shares of Senior Cumulative Perpetual Preferred Stock, Series B, (“Senior Preferred”), with a liquidation preference of $1,000 per share and (ii) ten-year warrants to purchase up to 209,497 shares of the Company’s common stock at an exercise price of $10.74 per share, to the Treasury as part of the CPP, for an aggregate purchase price of $15,000,000. On November 18, 2009, the Company redeemed all of the Senior Preferred for a redemption price of $15,000,000, and on December 16, 2009, the Company repurchased the warrants for a purchase price of $560,000. As a result of the redemption of the Senior Preferred and the repurchase of the warrants, the Company no longer is subject to restrictions regarding dividends, stock repurchases or executive compensation imposed under the Company’s agreements with the Treasury or under the Treasury regulations applicable to TARP recipients generally.
Accounting for Issuance of Senior Preferred and Warrants
The proceeds from the issuance were allocated between the Senior Preferred and the warrants based on relative fair value. Accordingly, the fair value of the warrants, in the amount of $549,000 calculated based on the Black Scholes valuation model, was recorded as an increase to Additional Paid-In Capital. A discount in the amount of $549,000 was recorded on the Senior Preferred and initially was being accreted over an estimated period of five years using the effective interest method. The accretion of the discount on the Senior Preferred is treated as a deemed dividend and is a reduction to net income available to common shareholders for purposes of calculating earnings per common share. The accretion of the discount in 2008 had no impact on earnings per share.
Senior Preferred Terms
The Senior Preferred had no maturity date and was ranked senior to the common stock with respect to the payment of dividends, distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Cumulative dividends on the Senior Preferred accrued at an annual rate of 5% per year prior to redemption. Dividends were payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.
Warrant Terms
The warrants were exercisable immediately. Prior to the redemption of the warrants, the Treasury was permitted to transfer or exercise an aggregate of one-half of the shares under the warrants prior to the earlier of (i) December 12, 2009 or (ii) the date on which the Senior Preferred was redeemed in whole or the Treasury transferred all of its Senior Preferred to one or more third parties.
Accounting for the Redemption of Senior Preferred and Warrants
At the time of the redemption of the Senior Preferred, the unamortized discount is accreted in full and reduced the net income attributable to common shareholders. The repurchase of the warrant on the other hand, had the impact of reducing cash and additional paid-in capital but no impact on net income. The combination of the estimated accretion (assuming the original five-year estimated life), the accelerated accretion based on the repayment of the senior preferred, combined with the actual cash dividends of $700,000 paid during the period for a total of $1.2 million.
Stock Repurchase Plan
In 2007, the Company announced a common stock repurchase program to repurchase up to 230,000 shares. During 2008 and 2007, 64,620 and 90,356 shares were repurchased under this program, respectively. As a result of the other-than-temporary impairment charges recorded during 2008, the Company suspended its stock repurchase program. Further, the Company was not permitted to reinstate the repurchase program without the Treasury’s consent while the Senior Preferred Stock remained outstanding. Although the Senior Preferred Stock was redeemed, the Company does not anticipate resuming the stock repurchase program in 2010 at this time.
Restrictions on Dividends, Loans and Advances
The Company functions only as a holding company for River Bank, a wholly-owned subsidiary of the Company. The Company engages in no business activities directly and is entirely dependent on the receipt of dividends from the Bank to meet the Company’s separate expenses, repay any indebtedness and pay dividends. Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Without regulatory approval, the total amount of dividends declared in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years. As such, the Bank is required to seek regulatory approval for the payment of dividends to the Company as of December 31, 2009. In addition, loans or advances by the Bank to the Company are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. At December 31, 2009, funds available for loans or advances by the Bank to the Company amounted to $5.9 million.
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
(10) EMPLOYEE BENEFITS
401(k) Savings Plan
The Company provides an employee savings plan (the “Savings Plan”) through the Savings Banks Employees’ Retirement Association. The Savings Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Employees are eligible to participate in the Savings Plan immediately upon employment with the Company provided they have attained 21 years of age. Company employees become eligible for matching contributions after completing one year of service with 1,000 hours or more. On an annual basis, the Company determines whether or not to contribute to the Savings Plan. The Company makes safe harbor contributions of 3% of total compensation on all employees, regardless of their participation in the voluntary savings plan. The Company recognized expenses of $193,000 and $186,000 on behalf of the employees who were in the Savings Plan for the years ended December 31, 2009 and 2008, respectively.
Employee Stock Ownership Plan
Effective January 1, 2007, the Company established an Employee Stock Ownership Plan (the “ESOP”) that covers all employees who meet specified age and length of service requirements. The Company makes voluntary contributions to the ESOP which will in turn, use the cash contributions to purchase Company stock on the open market. The Company’s contributions are discretionary and are included in the salary and employee benefits expense and totaled $163,000 and $162,000 for the years ended December 31, 2009 and 2008, respectively. The ESOP purchased 17,650 shares of Company stock at an average cost of $10.98 per share in 2009 and 9,000 shares at an average cost of $13.69 per share in 2008.
Incentive Compensation Plan
The Incentive Compensation Plan provides for the payment of bonuses to officers under certain circumstances based upon the Company’s pre-tax earnings adjusted for gains or losses from sales of assets, targeted returns on assets and the individual’s achievement of established goals and objectives as well as increases in total loans and core deposits. Amounts are allocated to participants as determined by the Company’s Compensation Committee taking into account the recommendation of the President and subject to approval by its Board of Directors. During the years ended December 31, 2009 and 2008, respectively, payments of $247,000 and $234,000, respectively, were made to all employees under this Plan.
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
Supplemental Executive Retirement Agreements
The Company has two supplemental executive retirement agreements with a former president and chief executive officer. These agreements require payments to the former president that commenced January 1, 2007 and were based on the three years of gross compensation prior to his retirement. These agreements are unfunded for both of the years December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the accrued liability recorded on the consolidated balance sheet was $1.2 million and $1.3 million, respectively. Interest expense associated with the agreements totaled $70,000 and $76,000 for the years ended December 31, 2009 and 2008, respectively.
(11) STOCK COMPENSATION AWARDS
The Board grants options on its common stock to Directors and Officers to purchase unissued common stock of the Company at a price equal to the fair market value of the Company’s common stock on the date of grant. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares. The following table presents the amount of cumulatively granted options and restricted stock awards, net of cancellations, through December 31, 2009:

			Cumulative Option
	Authorized	Cumulative	Awards, Net of
	Awards	Stock Awards	Expiration
1986 Plan	720,500	N/A	430,250
1997 Plan	449,500	N/A	427,850
2006 Plan	400,000	30,250	77,575

	1,570,000	30,250	935,675

At December 31, 2009, there were 292,175 shares available for issuance under the Company’s 2006 Stock Option and Incentive Plan and none remaining for issuance under any other Plan.
All options granted prior to December 31, 2005 vested over three years from the date of grant and have ten-year contractual terms and expire between 2011 and 2015. The vesting schedule for all options granted provides for 50% of options granted to vest after the first year and an additional 25% to vest each year thereafter.
All incentive stock options granted after January 1, 2006 vest over two years from the date of grant, have seven-year contractual terms and expire between 2013 and 2014. The vesting schedule for these grants typically provides for 50% of the options granted to vest immediately and an additional 25% to vest each year thereafter. Options are fully vested two years after the grant date with the exception of the non-qualifying stock option grants made to the Directors during 2008 and 2009, which vested immediately at the time of the grant.
In 2009 and 2008, stock awards were made in lieu of a cash bonus and totaled 6,750 and 9,500 shares, respectively. During the years ended December 31, 2009 and 2008, the grant date fair value of stock awards totaled $72,000 and $76,000, respectively. These stock awards represent shares of common stock granted with a transfer restriction of one year. These stock awards were fully vested upon grant.
The total compensation expense related to all equity awards recognized in earnings by the Company in the years ended December 31, 2009 and 2008 was $121,000 and $156,000 and the related tax benefit was $2,000 and $4,000, respectively. The expense for the year ended December 31, 2009, represented expense related to vested stock options of $49,000 and expense related to restricted stock of $72,000. The expense for the year ended December 31, 2008, represented expense related to vested stock options of $80,000 and expense related to restricted stock of $76,000.

A summary of option activity as of December 31, 2009 and 2008 and changes during the years then ended follow:

	2009		2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	248,100	$14.33	251,600	$14.51
Granted	9,000	10.74	9,000	8.00
Exercised	(28,995)	9.13	(9,500)	12.39
Forfeited	—	—	(3,000)	16.77
Expired	(17,705)	11.67	—	—

Outstanding at end of year	210,400	15.12	248,100	14.33

Options exercisable end of year	210,400	15.12	240,725	14.27
Weighted average fair value of options granted during the year		$2.57		$2.01

The intrinsic value of the options is based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2009 of $9.78 as compared to the weighted average exercise price. At December 31, 2009, the aggregate intrinsic value for both outstanding options and exercisable options was zero.
For the years ended December 31, 2009 and 2008, the total intrinsic value of options exercised was $31,000 and $46,000, respectively. At December 31, 2009, there was no unrecognized share-based compensation expense. The weighted average remaining life of outstanding options and exercisable options at December 31, 2009 was 4.3 years.
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008
Expected volatility	29.78%	53.00%
Risk-free interest rate	3.22%	2.03%
Expected dividend yield	3.38%	7.50%
Expected life in years	7 years	7 years
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

The components of financial instruments with off-balance sheet risk at December 31, follow:

2009	Fixed Rate	Variable Rate	Total
(In Thousands)
Financial instruments with contract amounts represent credit risk:
Unused commitments to extend credit:
Residential mortgages	$1,932	$—	$1,932
Home equity lines of credit	1,001	12,017	13,018
Personal lines of credit	315	—	315
Commercial real estate mortgage	3,146	12,075	15,221
Construction and land	—	33,457	33,457
Commercial loans	2,065	35,919	37,984

Total unused commitments	$8,459	$93,468	$101,927

Letters of credit and standby letters of credit	$—	$1,588	$1,588

2008	Fixed Rate	Variable Rate	Total
(In Thousands)
Financial instruments with contract amounts represent credit risk:
Unused commitments to extend credit:
Residential mortgages	$8,324	$160	$8,484
Home equity lines of credit	1,034	11,905	12,939
Personal lines of credit	295	—	295
Commercial real estate mortgage	13	21,297	21,310
Construction and land	—	29,564	29,564
Commercial loans	103	28,817	28,920

Total unused commitments	$9,769	$91,743	$101,512

Letters of credit and standby letters of credit	$—	$1,610	$1,610

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
Assets measured at fair value on a recurring basis at December 31, 2009 and 2008 are summarized below. There are no liabilities measured at fair value on a recurring basis.

2009	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Investment securities available for sale:
U.S. Treasury obligations	$5,794	$—	$—	$5,794
All other debt securities	—	221,584	—	221,584
Equity securities	1,760	970	425	3,155

Total recurring assets	$7,554	$222,554	$425	$230,533

2008	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Investment securities available for sale:
U.S. Treasury obligations	$6,004	$—	$—	$6,004
All other debt securities	—	255,670	—	255,670
Equity securities	1,500	962	425	2,887

Total recurring assets	$7,504	$256,632	$425	$264,561

There were no changes in Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008. The investments carried under Level 3 assumptions are carried at par value since all redemptions have been made at par value and represent non-marketable securities.

The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no assets measured at fair value on a non-recurring basis at December 31, 2008 and no liabilities measured at fair value on a non-recurring basis at December 31, 2009 and 2008. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the assets measured at fair value on a non-recurring basis as of December 31, 2009. The losses represent the amount of losses recorded during 2009 on the assets held at December 31, 2009.

				Year ended
				December 31, 2009
2009	Level 1	Level 2	Level 3	Total Losses
(In Thousands)
Non recurring:
Impaired loans	$—	$—	$2,781	$415
Losses applicable to impaired loans are based on the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in market conditions. These losses are recorded as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.
The following methods and assumptions were used by the Company in estimating fair value disclosures.
The fair values for cash and short-term investments approximate their carrying amounts because of the short-term nature of the assets. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities and U.S. Treasury obligations. Securities measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, mortgage-backed securities, collateralized mortgage obligations and corporate obligations. Securities measured at fair value in Level 3 include non-marketable equity securities that are carried at par value based on the redemptive provisions of the issuers. The fair value of stock in the Federal Home Loan Bank of Boston is based upon the redemption value of the stock which equates to its carrying value. Loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of the loans. The fair values of demand deposit accounts, NOW accounts, savings accounts and money market accounts are equal to their respective carrying amounts because they are equal to the amounts payable on demand at the reporting date. Certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements are estimated using discounted value of contractual cash flows. The discount rates used are representative of approximate market rates currently offered on instruments with similar remaining maturities. The fair values of short-term borrowed funds, accrued interest receivable, mortgagors’ escrow accounts and accrued interest payable approximate their carrying amounts because of the short-term nature of the liabilities. The majority of the Company’s commitments for unused lines and outstanding standby letters of credit and unadvanced portions of loans are at floating rates and, therefore, there is no fair value adjustment.

The estimated fair values, and related carrying or notional amounts, of the Bank’s financial instruments at December 31, follow:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(In Thousands)
Financial assets:
Cash and due from banks	$8,615	$8,615	$6,859	$6,859
Short-term investments	6,597	6,597	6,469	6,469
Investment securities available for sale	230,533	230,533	264,561	264,561
Federal Home Loan Bank stock	11,825	11,825	11,825	11,825
Accrued interest receivable	2,727	2,727	2,720	2,720
Loans, net	529,451	526,087	446,736	446,609
Financial liabilities:
Core deposits	252,389	252,389	177,639	177,639
Certificates of deposit	240,405	244,002	231,024	236,443
Borrowed funds	259,082	272,320	276,490	297,385
Mortgagors’ escrow accounts	776	776	619	619
Accrued interest payable	987	987	1,106	1,106
Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.
(15) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
The condensed financial statements for LSB Corporation, referred to as the “Parent Company” for purposes of this Note only at and for the year ended December 31, follow:

Balance Sheets	2009	2008
(In Thousands)
Assets:
Cash deposits in subsidiaries	$1,021	$7,749
Investment in subsidiary, at equity	59,135	64,172
Other assets	509	423

Total assets	$60,665	$72,344

Liabilities and Stockholders’ Equity:
Liabilities:
Accrued income taxes	$24	$24
Accrued expenses	121	178

Total liabilities	145	202

Total stockholders’ equity	60,520	72,142

Total liabilities and stockholders’ equity	$60,665	$72,344

Statements of Operations	2009	2008
(In Thousands)
Dividends from bank subsidiary	$10,700	$2,800
Interest income	122	31

Total operating income	10,822	2,831
Non-interest expenses	229	228

Income before income taxes and undistributed earnings	10,593	2,603
Income tax benefit	(37)	(56)

Income before undistributed earnings of subsidiary	10,630	2,659
Equity in undistributed earnings (loss) of subsidiary	(5,593)	(5,382)

Net income (loss) before preferred stock dividends and accretion	5,037	(2,723)
Preferred stock dividends and accretion	(1,245)	(4)

Net income (loss) attributable to common shareholders	$3,792	$2,727

The Parent Company’s statements of changes in stockholders’ equity are identical to the consolidated statements of changes in stockholders’ equity and therefore are not presented here.

Statements of Cash Flows	2009	2008
(In Thousands)
Cash flows from operating activities:
Net income (loss)	$5,037	$(2,723)
Adjustments to reconcile net income to net cash provided by operating activities:
Net distributed (earnings) loss of subsidiaries	5,593	5,382
(Increase) decrease in other assets	(86)	36
(Decrease) increase in liabilities	(57)	80
Stock-based compensation	121	156

Net cash provided by operating activities	10,608	2,931

Cash flows from investing activities:
Investment in subsidiary	—	(8,000)

Net cash used by investing activities	—	(8,000)

Cash flows from financing activities:
Proceeds from exercise of stock options and tax benefits	268	121
Repurchases of common stock	—	(1,034)
Proceeds from issuance of preferred stock and warrants	—	15,000
Redemption of preferred stock	(15,000)	—
Repurchase of warrants issued with preferred stock	(560)	—
Dividends paid to preferred stockholders	(700)	—
Dividends paid to common stockholders	(1,344)	(2,589)

Net cash (used) provided by financing activities	(17,336)	11,498

Net (decrease) increase in cash and cash equivalents	(6,728)	6,429
Cash and cash equivalents, beginning of year	7,749	1,320
Cash and cash equivalents, end of year	$1,021	$7,749

(16) Quarterly Results of Operations (Unaudited)
The sum of the four rounded quarters might not necessarily equal the rounded year-to-date figures.

	Quarter Ended 2009
	March	June	September	December
	31	30	30	31
(In Thousands, Except Per Share Data)
Interest and dividend income	$10,045	$10,087	$10,268	$10,441
Interest expense	5,473	5,359	5,226	5,208

Net interest income	4,572	4,728	5,042	5,233
Provision for loan losses	240	460	400	540

Net interest income after provision for loan losses	4,332	4,268	4,642	4,693
Gains on sales of securities	227	232	572	803
Prepayment penalty on FHLB advances	—	—	—	(127)
Non-interest income	504	542	524	519
Non-interest expense	3,623	3,457	3,267	3,680

Income before income taxes expense	1,440	1,585	2,471	2,208
Income tax expense	476	524	910	757

Net income before preferred stock dividends and accretion	964	1,061	1,561	1,451
Preferred stock dividends and accretion	(159)	(215)	(215)	(656)

Net income attributable to common stockholders	$805	$846	$1,346	$795

Basic earnings per common share	$0.18	$0.19	$0.30	$0.18
Diluted earnings per common share	$0.18	$0.19	$0.30	$0.18

	Quarter Ended 2008
	March	June	September	December
	31	30	30	31
(In Thousands, Except Per Share Data)
Interest and dividend income	$9,282	$9,560	$9,925	$9,988
Interest expense	5,393	5,335	5,482	5,668

Net interest income	3,889	4,225	4,443	4,320
Provision for loan losses	105	400	330	450

Net interest income after provision for loan losses	3,784	3,825	4,113	3,870
Impairment write-downs on securities	—	—	(9,383)	(722)
Non-interest income	494	510	535	577
Non-interest expense	2,822	2,982	2,985	3,089

Income (loss) before income taxes expense	1,456	1,353	(7,720)	636
Income tax expense (benefit)[1]	540	410	530	(3,032)

Net income (loss) before preferred stock accretion	916	943	(8,250)	3,668
Preferred stock dividends and accretion	—	—	—	(4)

Net income (loss) attributable to common stockholders	$916	$943	$(8,250)	$3,664

Basic earnings (loss) per common share	$0.20	$0.21	$(1.85)	$0.82
Diluted earnings (loss) per common share	$0.20	$0.21	$(1.85)	$0.82

[1]	The tax benefit relating to the impairment write-down of FNMA and FHLMC preferred stock was recognized in the fourth quarter of 2008 when a change in tax law re-characterized these losses from capital losses to ordinary losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
There were no disagreements or other reportable events of the type for which disclosure would be required under Item 304(b) of Regulation S-K.
ITEM 9A (T). CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.
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
(c) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by Item 10 of this Form is incorporated by reference herein from those sections in the Company’s definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders of the Company to be held May 4, 2010 (the “Proxy Statement”) entitled “Information Regarding Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Professional Conduct.”
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1)	Financial Statements: The following Consolidated Financial Statements of LSB Corporation and Subsidiary for the year ended December 31, 2009 are included in Item 8 of Part II to this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: None.

(3)	List of Exhibits: The following is a list of exhibits which are either filed or incorporated by reference as part of this Annual Report on Form 10-K. Upon request to Investors Relations, LSB Corporation, 30 Massachusetts Avenue, North Andover, MA 01845, copies of the individual exhibits will be furnished upon payment of a reasonable reproduction fee.

Exhibits:
Number	Description of Exhibit

(2)	Plan of Reorganization and Acquisition, dated as of March 12, 2001 between LSB Corporation and Lawrence Savings Bank (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

(3) (i).1	Articles of Organization of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

(3) (i).2	Articles of Amendment of the Articles of Organization of LSB Corporation, as submitted for filing in the Office of the Secretary of the Commonwealth of Massachusetts on December 30, 2005, (Filed as Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed January 6, 2006, and incorporated herein by reference)

(3) (i).3	Articles of Amendment to the Articles of Organization of LSB Corporation, establishing the fixed rate cumulative perpetual preferred stock, Series B (Filed as Exhibit 3.1 to the Company’s Current Report of Form 8-K filed December 17, 2008, and incorporated herein by reference)

Exhibits:
Number	Description of Exhibit

(3) (ii)	Amended and Restated By-Laws of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2007, and incorporated herein by reference)

(3) (iii)	Lawrence Savings Bank Certificate of Vote of Directors Establishing a Series of a Class of Stock (Filed as Exhibit 3(iii) to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)

(4.1)	Specimen certificate of shares of common stock of the Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

(4.2)	Renewed Rights Agreement dated as of November 17, 2005, between LSB Corporation and Computershare Trust Company, N.A., as Rights Agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2006, and incorporated herein by reference)

(4.3)	Warrant to purchase 209,497 shares of common stock of LSB Corporation dated December 12, 2008, (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 17, 2008, and incorporated herein by reference)

(10.1)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1989, (Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.2)	Supplemental Retirement Agreement by and between the Bank and Paul A. Miller dated April 21, 1996, (Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.3)	Lawrence Savings Bank 1986 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.4)	Lawrence Savings Bank 1997 Stock Option Plan (Filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)*

(10.5)	LSB Corporation 2006 Stock Option and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form S-8 filed June 5, 2006)*

(10.6)	LSB Corporation’s Form of Restricted Stock Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 26, 2006, and incorporated herein by reference)*

(10.7)	LSB Corporation’s Form of Incentive Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 26, 2006, and incorporated herein by reference)*

(10.8)	LSB Corporation’s Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 26, 2006, and incorporated herein by reference)*

(10.9)	LSB Corporation and River Bank Employee Stock Ownership Plan (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 19, 2007, and incorporated herein by reference)*

(10.10)	LSB Corporation and River Bank Special Separation Plan (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 14, 2007, and incorporated herein by reference)*

(10.11)	LSB Corporation and River Bank Special Termination Agreement with Gerald T. Mulligan (Filed as Exhibit 10.2 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(10.12)	LSB Corporation and River Bank Special Termination Agreement with Michael J. Ecker (Filed as Exhibit 10.3 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(10.13)	LSB Corporation and River Bank Special Termination Agreement with Stephen B. Jones (Filed as Exhibit 10.4 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(10.14)	LSB Corporation and River Bank Special Termination Agreement with Diane L. Walker (Filed as Exhibit 10.5 to the Company’s Current Form 10-Q filed August 14, 2006, and incorporated herein by reference)*

(10.15)	LSB Corporation and River Bank Special Termination Agreement with Teresa K. Flynn (Filed as Exhibit 10.1 to the Company’s Current Form 10-Q filed May 11, 2007, and incorporated herein by reference)*

Exhibits:
Number	Description of Exhibit

(10.16)	Letter Agreement which incorporates the Securities Purchase Agreement – Standard terms, dated December 12, 2008, between LSB Corporation and the United States Department of the Treasury (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2008, and incorporated herein by reference)

(10.17)	Subordinated Debt Agreement dated October 20, 2009, between River Bank and Commerce Bank & Trust Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 23, 2009, and incorporated herein by reference)

(10.18)	Repurchase Agreement dated December 16, 2009, between the United States Department of the Treasury and LSB Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2009, and incorporated herein by reference)

(13)	2009 Annual Report to Stockholders of LSB Corporation enclosed herein (furnished solely for the Commission’s information)

(14)	LSB Corporation and River Bank Code of Professional Conduct (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 20, 2006, and incorporated herein by reference)

(21)	Subsidiary of LSB Corporation and subsidiaries of River Bank

(23.1)	Consent of Wolf & Company, P.C.

(24)	Power of Attorney (contained in signature page)

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
Financial Statement excluded from Annual Report to Stockholders:      None

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB Corporation

By:	/s/ Gerald T. Mulligan

President and Chief Executive Officer
Date: March 10, 2010
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

Signature	Title	Date

/s/ Gerald T. Mulligan Gerald T. Mulligan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2010

/s/ Diane L. Walker Diane L. Walker	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 10, 2010

/s/ Thomas J. Burke Thomas J. Burke	Chairman of the Board Director	March 10, 2010

/s/ John P. Bachini, Jr. John P. Bachini, Jr.	Director	March 10, 2010

/s/ Kathleen Boshar Reynolds Kathleen Boshar Reynolds	Director	March 10, 2010

/s/ Malcolm W. Brawn Malcolm W. Brawn	Director	March 10, 2010

/s/ Richard Hart Harrington Richard Hart Harrington	Director	March 10, 2010

/s/ Robert F. Hatem Robert F. Hatem	Director	March 10, 2010

/s/ Marsha A. McDonough Marsha A. McDonough	Director	March 10, 2010

/s/ Fred P. Shaheen Fred P. Shaheen	Director	March 10, 2010