Form 10-Q
period 2010-03-31
LSB CORP
filed 2010-05-13
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2010
Common Stock, par value $.10 per share	4,506,686 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$7,940	$8,615
Federal funds sold	13,423	6,597

Total cash and cash equivalents	21,363	15,212
Investment securities available for sale, at fair value, amortized cost of $199,546 in 2010 and $224,130 in 2009	206,450	230,533
Federal Home Loan Bank stock, at cost	11,825	11,825
Loans, net of allowance for loan losses of $7,277 in 2010 and $7,168 in 2009	537,176	529,451
Premises and equipment, net	7,700	7,209
Accrued interest receivable	2,593	2,727
Deferred income tax asset, net	3,998	4,315
Bank-owned life insurance	11,235	11,120
Prepaid FDIC insurance	2,867	3,069
Other assets	1,360	1,137

Total assets	$806,567	$816,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Core deposits	$277,762	$252,389
Term deposits	226,556	240,405

Total deposits	504,318	492,794
Long-term borrowed funds	226,930	245,971
Short-term borrowed funds	3,095	7,111
Subordinated debt	6,000	6,000
Mortgagors’ escrow accounts	1,028	776
Other liabilities	3,157	3,426

Total liabilities	744,528	756,078

Stockholders’ equity:
Preferred stock, Series A, $.10 par value per share; 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,506,686 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	451	451
Additional paid-in capital	60,004	60,004
Accumulated deficit	(2,571)	(3,802)
Accumulated other comprehensive income, net of tax	4,155	3,867

Total stockholders’ equity	62,039	60,520

Total liabilities and stockholders’ equity	$806,567	$816,598

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended
	March 31,
	2010	2009
	(In thousands, except share data)
Interest and dividend income:
Loans	$7,706	$6,677
Investment securities available for sale	2,379	3,364
Short-term investments	8	4

Total interest and dividend income	10,093	10,045

Interest expense:
Deposits	2,231	2,659
Long-term borrowed funds	2,495	2,774
Short-term borrowed funds	3	40
Subordinated debt	129	—

Total interest expense	4,858	5,473

Net interest income	5,235	4,572
Provision for loan losses	700	240

Net interest income after provision for loan losses	4,535	4,332

Non-interest income:
Deposit account fees	223	223
Loan servicing fees, net	82	52
Gains on sales of securities	697	227
Income on bank-owned life insurance	115	124
Prepayment penalty on FHLB advances	(149)	—
Other income	123	105

Total non-interest income	1,091	731

Non-interest expense:
Salaries and employee benefits	1,816	1,743
Occupancy and equipment	475	374
Data processing	240	241
Professional	112	185
Marketing	145	142
Other real estate owned	5	1
FDIC deposit insurance	211	391
Other	476	546

Total non-interest expense	3,480	3,623

Income before income tax expense	2,146	1,440
Income tax expense	600	476

Net income before preferred stock dividends and accretion	1,546	964
Preferred stock dividends and accretion	—	(159)

Net income available to common shareholders	$1,546	$805

Average basic common shares outstanding	4,506,686	4,470,941
Common stock equivalents	2,325	73

Average diluted common shares outstanding	4,509,011	4,471,014

Basic earnings per common share	$0.34	$0.18

Diluted earnings per common share	$0.34	$0.18

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND THE
THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Income	Equity
			(In thousands, except share data)
Balance at December 31, 2008	$14,455	$447	$60,179	$(6,250)	$3,311	$72,142

Net income	—	—	—	5,037	—	5,037
Other comprehensive income - Unrealized gain on securities available for sale (tax effect $343)	—	—	—	—	556	556

Total comprehensive income						5,593

Stock-based compensation	—	—	121	—	—	121
Exercise of stock options and tax benefits (28,995 shares)	—	4	264	—	—	268
Common dividends declared and paid ($0.30 per share)	—	—	—	(1,344)	—	(1,344)
Preferred dividends declared and paid	—	—	—	(700)	—	(700)
Accretion of discount on preferred stock	545	—	—	(545)	—	—
Redemption of preferred stock	(15,000)	—	—	—	—	(15,000)
Repurchase of warrants issued with preferred stock	—	—	(560)	—	—	(560)

Balance at December 31, 2009	—	451	60,004	(3,802)	3,867	60,520

Net income	—	—	—	1,546	—	1,546
Other comprehensive income - Unrealized gain on securities available for sale (tax effect $213)	—	—	—	—	288	288

Total comprehensive income						1,834

Dividends declared and paid ($0.07 per common share)	—	—	—	(315)	—	(315)

Balance at March 31, 2010	$—	$451	$60,004	$(2,571)	$4,155	$62,039

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$1,546	$964
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	240
Gains on sales of securities	(697)	(227)
Net accretion of investment securities	(57)	(202)
Depreciation and amortization of premises and equipment	174	137
Decrease (increase) in accrued interest receivable	134	(61)
Deferred income tax provision	105	132
Stock-based compensation	—	8
Income on bank-owned life insurance	(115)	(124)
(Increase) decrease in other assets and prepaid FDIC Insurance	(22)	96
(Decrease) increase in other liabilities	(269)	333

Net cash provided by operating activities	1,499	1,296

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	11,779	—
Proceeds from sales of investment securities available for sale	15,631	3,457
Purchases of investment securities available for sale	(15,844)	(7,173)
Principal payments of investment securities available for sale	13,772	20,132
Loan originations, net of principal payments	(8,425)	(20,524)
Loans purchased	—	(6,837)
Purchases of premises and equipment	(665)	(246)

Net cash provided by (used in) investing activities	16,248	(11,191)

Cash flows from financing activities:
Net increase in deposits	11,524	25,024
Additions to long-term borrowed funds	9,000	—
Payments on long-term borrowed funds	(28,041)	(2,039)
Net decrease in short-term borrowed funds	(4,016)	(7,366)
Increase in mortgagors’ escrow accounts	252	132
Dividends paid to preferred shareholders	—	(131)
Dividends paid to common shareholders	(315)	(671)

Net cash (used in) provided by financing activities	(11,596)	14,949

Net increase in cash and cash equivalents	6,151	5,054
Cash and cash equivalents, beginning of period	15,212	13,328

Cash and cash equivalents, end of period	$21,363	$18,382

Cash paid during the period for:

Interest on deposits	$2,235	$2,666
Interest on borrowed funds	2,727	2,849
Income taxes	692	367
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
The interim results of consolidated income are not necessarily indicative of the results for any future interim period or for the entire year. These interim Consolidated Financial Statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the annual Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

2. INVESTMENTS
The following table reflects the components and carrying values of the investment securities portfolio at March 31, 2010 and December 31, 2009:

	3/31/10				12/31/09
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
					(In thousands)
Debt securities:
U.S. Treasury obligations	$5,552	$254	$—	$5,806	$5,557	$237	$—	$5,794
Government-sponsored enterprise obligations (1)	32,717	218	(16)	32,919	33,379	188	(49)	33,518
Residential mortgage-backed:
U.S. government guaranteed	14,229	470	—	14,699	16,037	483	—	16,520
Government-sponsored enterprises	102,532	5,474	(6)	108,000	118,537	5,543	(71)	124,009
Residential collateralized mortgage obligations:
U.S. government guaranteed	26,246	193	(13)	26,426	21,965	94	(80)	21,979
Government-sponsored enterprises	13,532	217	(1)	13,748	21,283	389	—	21,672
Private-label	1,271	149	—	1,420	1,415	93	—	1,508
Corporate obligations	—	—	—	—	2,489	—	(111)	2,378

Total debt securities	196,079	6,975	(36)	203,018	220,662	7,027	(311)	227,378

Equity securities:
Mutual funds	1,000	—	(25)	975	1,000	—	(34)	966
Equity securities	2,467	—	(10)	2,457	2,468	—	(279)	2,189

Total equity securities	3,467	—	(35)	3,432	3,468	—	(313)	3,155

Total investment securities	$199,546	$6,975	$(71)	$206,450	$224,130	$7,027	$(624)	$230,533

(1)	Government-sponsored enterprise obligations include investment securities issued by government sponsored enterprises (“GSEs”) such as Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”). These investment securities do not represent obligations of the U.S. Government and are not backed by the full faith and credit of the Treasury.
The net unrealized gains on securities available for sale at March 31, 2010 totaled $6.9 million, or $4.2 million net of taxes. One preferred equity security is on the Bank’s securities watch list due to its current credit rating by external, independent rating agencies. Management believes that the Company will collect all amounts due on this investment in accordance with its contractual terms. The cost of this investment totaled $2.0 million at March 31, 2010, with an unrealized loss of $10,000, or 0.5% of cost. This watch list security recovered a significant portion of the unrealized losses during the fourth quarter of 2009 and the first quarter of 2010 due to the improved outlook of the issuer. If a decline in value is determined to be other-than-temporary, a charge to earnings would be recognized at that time. Management is monitoring this security on a monthly basis, does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the security before recovery of its cost. Therefore, management does not consider this investment to be other-than-temporarily impaired at March 31, 2010. The remainder of the gross unrealized losses resulted from changes in interest rates and are not material as of March 31, 2010.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)
Debt securities:
Government-sponsored enterprise obligations	$15,365	$(16)	$—	$—	$15,365	$(16)
Residential mortgage- backed securities	—	—	1,267	(6)	1,267	(6)
Residential collateralized mortgage obligations	10,327	(14)	—	—	10,327	(14)

Total debt securities	25,692	(30)	1,267	(6)	26,959	(36)

Equity securities:
Mutual funds	—	—	975	(25)	975	(25)
Equity securities	—	—	2,030	(10)	2,030	(10)

Total equity securities	—	—	3,005	(35)	3.005	(35)

Total temporarily impaired securities	$25,692	$(30)	$4,272	$(41)	$29,964	$(71)

The Company realized gross gains of $702,000 and gross losses of $5,000 on the sale of $15.6 million of investments available for sale in the first three months of 2010.
The following table is a summary of the contractual maturities of debt securities available for sale at March 31, 2010. These amounts exclude mutual funds and equity securities, which have no contractual maturities. Mortgage-backed securities and collateralized mortgage obligations are shown at their final contractual maturity date but are expected to have shorter average lives.

	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Within 1 year	$978	$978
After 1 year through 5 years	44,945	45,565
After 5 years through 10 years	22,656	23,066
After 10 years	127,500	133,409

Total debt securities	$196,079	$203,018

Investment securities pledged as collateral for customer repurchase and wholesale repurchase agreements at March 31, 2010 totaled $6.5 million and $46.2 million, respectively.
3. CONTINGENCIES
The Bank is involved in various legal proceedings incidental to its business. During the quarter ended March 31, 2010, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.

4. FAIR VALUES OF ASSETS AND LIABILITIES
The estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009, follow:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Financial assets:
Cash and due from banks	$7,940	$7,940	$8,615	$8,615
Short-term investments	13,423	13,423	6,597	6,597
Investment securities available for sale	206,450	206,450	230,533	230,533
Federal Home Loan Bank stock	11,825	11,825	11,825	11,825
Accrued interest receivable	2,593	2,593	2,727	2,727
Loans, net	537,176	536,693	529,451	526,087
Financial liabilities:
Core deposits	277,762	277,762	252,389	252,389
Certificates of deposit	226,556	230,326	240,405	244,002
Borrowed funds	236,025	249,788	259,082	272,320
Mortgagors’ escrow accounts	1,028	1,028	776	776
Accrued interest payable	882	882	987	987
The fair values for cash and short-term investments approximate their carrying amounts because of the short-term nature of the assets. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities and U.S. Treasury obligations. Securities measured at fair value in Level 2 are based on pricing models from an independent pricing service that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. The Company did not make any changes to the input factors used by the external pricing service. These securities include government-sponsored enterprise obligations, mortgage-backed securities, collateralized mortgage obligations and corporate obligations. Securities measured at fair value in Level 3 include non-marketable equity securities that are carried at par value based on the redemptive provisions of the issuers. The fair value of stock in the Federal Home Loan Bank of Boston is based upon the redemption value of the stock which equates to its carrying value. Loans are estimated by discounting contractual cash flows adjusted for prepayment estimates and using discount rates approximately equal to current market rates on loans with similar characteristics and maturities. The incremental credit risk for non-performing loans has been considered in the determination of the fair value of the loans. The fair values of demand deposit accounts, NOW accounts, savings accounts and money market accounts are equal to their respective carrying amounts because they are equal to the amounts payable on demand at the reporting date. Certificates of deposit, Federal Home Loan Bank advances, and wholesale repurchase agreements are estimated using discounted value of contractual cash flows. The discount rates used are representative of approximate market rates currently offered on instruments with similar remaining maturities. The fair values of short-term borrowed funds, accrued interest receivable, mortgagors’ escrow accounts and accrued interest payable approximate their carrying amounts because of the short-term nature of the liabilities. The majority of the Company’s commitments for unused lines and outstanding standby letters of credit and unadvanced portions of loans are at floating rates and, therefore, there is no fair value adjustment.
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
Assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009, are summarized below. There are no liabilities measured at fair value on a recurring basis. The Company had no transfers into or out of Levels 1, 2 or 3 during the three months ended March 31, 2010.

2010	Level 1	Level 2	Level 3	Fair Value
		(In thousands)
Investment securities available for sale:
U.S. Treasury obligations	$5,806	$—	$—	$5,806
All other debt securities	—	197,212	—	197,212
Equity securities	2,030	977	425	3,432

Total recurring assets	$7,836	$198,189	$425	$206,450

2009	Level 1	Level 2	Level 3	Fair Value
		(In thousands)
Investment securities available for sale:
U.S. Treasury obligations	$5,794	$—	$—	$5,794
All other debt securities	—	221,584	—	221,584
Equity securities	1,760	970	425	3,155

Total recurring assets	$7,554	$222,554	$425	$230,533

There were no changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2010 and the year ended December 31, 2009. The investments carried under Level 3 assumptions are carried at par value since all redemptions have been made at par value and represent non-marketable securities.
The Company may also be required, from time to time, to measure certain other assets on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at March 31, 2010 or December 31, 2009. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the assets measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009. The losses represent the amount of losses recorded during 2010 on the assets held at March 31, 2010 and during 2009 on the assets held at December 31, 2009.

				Three months ended
				March 31, 2010
2010	Level 1	Level 2	Level 3	Total Losses
		(In thousands)
Impaired loans	$—	$—	$2,786	$280

				Year ended
				December 31, 2009
2009	Level 1	Level 2	Level 3	Total Losses
		(In thousands)
Impaired loans	$—	$—	$2,781	$415

Losses applicable to impaired loans that are collateral dependent are based on the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in market conditions. The factors used to determine the fair value of such collateral include selling prices of similar properties, expected future cash flows of the subject property and other economic factors. These losses are recorded as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.
5. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB amended its guidance surrounding the accounting for transfers and servicing of financial assets and extinguishments of liabilities and will not require more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The Company adopted this new guidance on January 1, 2010, as required, and did not have a material impact on the Company’s Consolidated Financial Statements.
In June 2009, the FASB amended its guidance on the consolidation of variable interest entities and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The Company adopted this new guidance on January 1, 2010, as required, and did not have a material impact on the Company’s Consolidated Financial Statements.
In September 2009, the FASB amended its guidance on fair value measurements and disclosures relating to investments in certain entities that calculate net asset value per share (or its equivalent). This guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this guidance. The Company adopted this new guidance on January 1, 2010, as required, and did not have a material impact on the Company’s Consolidated Financial Statements.
In January 2010, the FASB amended its guidance on fair value measurements and disclosures. These changes increase the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this report, the Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Such forward-looking statements are expressions of management’s expectations as of the date of this report regarding future events or trends and which do not relate to historical matters. Such expectations may or may not be realized, depending on a number of variable factors, including, but not limited to, changes in interest rates, general economic conditions, including real estate conditions in the Bank’s lending areas, regulatory considerations and competition. For more information about these factors, please see our 2009 Annual Report on Form 10-K on file with the SEC, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As a result of such risk factors and uncertainties, among others, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company has not changed its significant accounting and reporting policies from those disclosed in its 2009 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. As discussed in the Company’s 2009 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, income taxes and impairment of the investment portfolio. Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from the amount derived from management’s estimates and assumptions under different conditions.
EXECUTIVE LEVEL OVERVIEW
The Company recorded first quarter 2010 net income of $1.5 million, or $0.34 per diluted common share, as compared to $805,000, or $0.18 per diluted common share, for the first quarter of 2009. The largest factors affecting the quarterly results were gains on sales of investments totaling $697,000 and $227,000 in the first quarter of 2010 and 2009, respectively, offset in part by FDIC deposit insurance premiums amounting to $211,000 and $391,000 in the same periods, respectively, as well as the preferred stock dividend and accretion of $159,000 in the first quarter of 2009. Another positive factor in the first quarter of 2010 was the $663,000 improvement in net interest income offset by the $460,000 increased loan loss provision from the first quarter of 2009.

The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the Company’s most significant source of revenue and is the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Management’s efforts in this area are to increase the corporate loan portfolio, which includes construction, commercial real estate and commercial loans, and the residential loan portfolio. Management’s efforts for funding are to increase core deposit accounts, which are lower interest-bearing accounts and include savings and money market accounts, and demand deposit accounts. Deposits and borrowings typically have short durations and the costs of these funds do not necessarily rise and fall concurrent with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to, credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function and review at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.
Non-interest income includes gains and losses on sales of investment securities, various fees and increases in the cash surrender value of the Company’s investment in Bank-Owned Life Insurance (“BOLI”). Customers’ loan and deposit accounts generate various amounts of fee income depending on the product selected. The Company receives fee income from servicing loans that were sold in previous periods. Non-interest income is primarily impacted by the volume of customer transactions, which could change in response to changes in interest rates, pricing and competition as well as securities gains or losses.
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
The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company’s net interest income for the three months ended March 31, 2010 was $5.2 million, a 14.5% increase from $4.6 million for the comparable period in 2009, primarily due to sustained loan growth. The results from the Company’s continued emphasis on increasing loan originations instead of purchasing lower-yielding investment securities favorably affected net interest income during the quarter ended March 31, 2010.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $806.6 million at March 31, 2010, compared to $816.6 million at December 31, 2009. The decrease in asset size at March 31, 2010 from December 31, 2009 reflected an effort to reduce wholesale funding while increasing deposit growth. The Company experienced local loan growth of $7.8 million or 1.5% from December 31, 2009.
Investments:
The investment securities portfolio totaled $206.5 million, or 25.6% of total assets, at March 31, 2010, a decrease of $24.1 million, compared to $230.5 million, or 28.2% of total assets at December 31, 2009.
During the first three months of 2010, the Bank experienced cash inflows of $13.8 million of investments from principal payments and prepayments, $11.8 million in calls and maturities, as well as $15.6 million in proceeds from sales of investments. The funds were reinvested in investment securities purchases totaling $15.8 million, funded new loan originations and paid down maturing FHLBB advances. These purchases were primarily for use as collateral for wholesale repurchase agreements, FHLBB short-term and long-term advances and customer repurchase agreements. The Company intends to utilize future principal paydowns and maturities from the investment portfolio to fund future loan growth.
Loans:
Total loans increased $7.8 million to $544.5 million and represented 67.5% of total assets at March 31, 2010, versus $536.6 million and 65.7% of total assets, respectively, at December 31, 2009. Retail loans, comprised primarily of residential mortgage loans, increased $3.2 million while corporate loans, comprised mainly of construction and commercial real estate loans, increased $4.7 million during the same period. The increase is due to loan growth experienced in the commercial real estate and residential loan categories and reflects the continued strategic preference toward loan originations rather than investment security purchases. There has been increased demand from the Bank’s existing borrowers and increased loan opportunities from new customers as a result of the ongoing loan contraction by the larger, regional institutions.
The following table reflects the loan portfolio at March 31, 2010 and December 31, 2009:

	3/31/10	12/31/09
	(In thousands)
Residential real estate	$133,962	$131,441
Home equity lines and second mortgages	27,707	27,003
Consumer	588	657

Retail loans	162,257	159,101

Construction and land development	61,313	62,772
Commercial real estate	283,448	282,716
Commercial business	37,435	32,030

Corporate loans	382,196	377,518

Total loans	544,453	536,619
Allowance for loan losses	(7,277)	(7,168)

Net loans	$537,176	$529,451

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009:

	Three months ended
	3/31/10	3/31/09
	(Dollars in thousands)
Beginning balance	$7,168	$5,885
Provision for loan losses	700	240
Recoveries on loans previously charged-off	1	1
Loans charged-off	(592)	(37)

Ending balance	$7,277	$6,089

Ratios:
Annualized net charge-offs to average loans outstanding	0.44%	0.03%
Allowance for loan losses to total loans at end of period	1.34%	1.27%
The allowance for loan losses increased to $7.3 million at March 31, 2010 compared to $7.2 million and $6.1 million, respectively, at December 31, 2009 and March 31, 2009. The coverage of the allowance for loan losses increased slightly to 1.34% at March 31, 2010 from 1.27% at March 31, 2009. The Company believes that asset quality remains high, as evidenced by the relatively low levels of non-performing and delinquent loans as a percentage of total loans and OREO or total assets as defined below. See “Risk Assets” below. The level of loan charge-offs combined with the low levels of delinquent loans and sustained asset quality of the loan portfolio contributed to the assessment of the allowance for loan losses and resulted in the increase in the allowance for loan loss coverage as a percentage of total loans from December 31, 2009 to March 31, 2010. The Company has not engaged in any subprime lending, which it views as one-to-four-family residential loans to a borrower with a credit score below 620 on a scale that ranges from 300 to 850.
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
Risk Assets:
Risk assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans consist of both loans that are 90 days or more past due and loans that are placed on non-accrual because full collection of the principal balance and interest is in doubt. OREO is comprised of foreclosed properties where the Company has formally received title or has possession of the collateral and is carried at the lower of the carrying amount of the loan plus capital improvements or the estimated fair value of the property, less selling costs.
Total risk assets were $4.8 million at March 31, 2010, compared to $6.0 million at December 31, 2009 and $2.7 million as of March 31, 2009. As evidenced by the table below, the economy has had an impact on the level of non-performing loans and in residential non-performing loans in particular. The Bank expects the commercial business non-performing loans totaling $728,000 will be partially protected by a guaranty by the SBA in the amount of $415,000. The decrease in total risk assets in the first quarter of 2010 resulted from one commercial real estate loan for $1.1 million paying all arrearages up to date.
Impaired loans are commercial and commercial real estate loans and individually significant residential mortgage loans for which management believes it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaled $10.0 million and $7.3 million at March 31, 2010 and December 31, 2009, respectively. Of the $10.0 million in impaired loans, $1.7 million represent modifications on residential, owner-occupied properties at March 31, 2010. Additionally, one residential construction loan with a balance of $2.8 million was modified with a lower interest rate as it experienced a slow down in sales activity during the winter months. This residential construction loan matures in the later part of 2010 and is included in the accruing loan portfolio. The Company does not have collateral concerns and the residential construction loan remained current on its payment status. The remaining impaired loans are reported below as nonaccrual loans in the table below in their respective loan category. All of the impaired loans at March 31, 2010, had been measured using either the fair value of the collateral method or the estimated cash flow method. Five of these impaired loans required a related allowance that in the aggregate totaled $120,000. The Company had impaired loans totaling $3.2 million at March 31, 2009.

The following table summarizes the Company’s risk assets at March 31, 2010, December 31, 2009 and March 31, 2009:

	3/31/10	12/31/09	3/31/09
	(Dollars in thousands)
Non-performing loans:
Residential real estate	$1,176	$1,211	$209
Construction and land development	2,027	2,527	349
Commercial real estate	797	1,528	1,951
Commercial business	728	683	—
Equity	39	54	67

Total non-performing loans	4,767	6,003	2,576
Other real estate owned	—	—	120

Total risk assets	$4,767	$6,003	$2,696

Restructured loans — accruing	$6,224	$2,634	$859

Risk assets as a percent of total loans and OREO	0.88%	1.12%	0.56%

Risk assets as a percent of total assets	0.59%	0.74%	0.35%

Deposits:
Deposits increased $11.5 million during the first three months of 2010 to $504.3 million at March 31, 2010, from $492.8 million at December 31, 2009. Core deposits, consisting of NOW accounts, demand deposit accounts, savings accounts and money market accounts, increased $25.4 million, or 10.1%, amounting to $277.8 million at March 31, 2010, compared to $252.4 million at December 31, 2009. Savings accounts experienced an increase of $10.4 million from December 31, 2009, to $101.1 million at March 31, 2010, primarily due to higher-rate promotional accounts. NOW and money market accounts increased $2.4 million and $12.7 million, respectively, from December 31, 2009, to $23.1 million and $119.4 million, respectively, at March 31, 2010, while demand deposit accounts decreased modestly to $34.2 million at March 31, 2010. Term deposits, comprised of brokered certificates of deposit and certificates of deposit, decreased $13.8 million, or 5.8%, totaling $226.6 million at March 31, 2010, versus $240.4 million at December 31, 2009. Certificates of deposit decreased $4.9 million to $206.1 million at March 31, 2010, while brokered certificates of deposit decreased $8.9 million from December 31, 2009, to $20.4 million at March 31, 2010. The decrease in brokered deposits reflects a maturity of $8.9 million.
Due to the recent turmoil in the financial markets, the Bank has seen an inflow of deposits as evidenced by the 2.3% growth in total deposits during the first three months of 2010. However, the Company continues to face strong competition for deposits which will impact the rate of growth of deposits for the foreseeable future.
The following table reflects the components of the deposit portfolio at March 31, 2010 and December 31, 2009:

	3/31/10	12/31/09
	(In thousands)
NOW accounts	$23,147	$20,739
Demand deposit accounts	34,187	34,368
Savings accounts	101,061	90,642
Money market accounts	119,367	106,640

Core deposits	277,762	252,389

Brokered certificates of deposit	20,411	29,344
Certificates of deposit	206,145	211,061

Term deposits	226,556	240,405

Total deposits	$504,318	$492,794

Borrowed Funds:
Borrowed funds consist of long-term and short-term Federal Home Loan Bank of Boston (FHLBB) advances, securities sold under agreements to repurchase and subordinated debt. Total borrowed funds amounted to $236.0 million at March 31, 2010, compared to $259.1 million at December 31, 2009, a decrease of $23.1 million or 8.9%. Short-term borrowed funds decreased $4.0 million from December 31, 2009, due primarily to depositors preference for higher returns, while long-term FHLBB borrowed funds decreased $19.0 million due to maturing advances totaling $23.0 million and $5.0 million in prepayments. Wholesale repurchase agreements remained stable at $40 million at both March 31, 2010 and December 31, 2009. In October 2009, the Bank entered into a subordinated debt agreement for $6.0 million on an unsecured basis with a final maturity in October 2016. The subordinated agreement calls for a fixed interest rate of 8.5% and equal annual principal payments of $1.2 million commencing on the third anniversary of the agreement. The entire amount of the subordinated debt was included as part of the Bank’s Tier 2 capital for regulatory purposes at both March 31, 2010 and December 31, 2009. The Company reduced its borrowing position with a view toward lessening the Company’s exposure to rate fluctuations that may occur in the coming year.
The following table reflects the components of borrowings at March 31, 2010 and December 31, 2009:

	3/31/10	12/31/09
	(In thousands)
Long-term borrowed funds:
FHLBB long-term advances	$186,930	$205,971
Subordinated debt	6,000	6,000
Wholesale repurchase agreements	40,000	40,000

	232,930	251,971

Short-term borrowed funds:
FHLBB short-term borrowings	—	—
Customer repurchase agreements	3,095	7,111

	3,095	7,111

Total borrowed funds	$236,025	$259,082

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 and 2009
SUMMARY
The Company reported net income of $1.5 million, or $0.34 per diluted common share, as compared to $805,000, or $0.18 per diluted common share, for the three months ended March 31, 2010 and 2009, respectively. The largest factors affecting net income were gains on sales of investments amounting to $697,000 in the first quarter of 2010 as compared to $227,000 in the first quarter of 2009. Offsetting the impact of these gains were FDIC deposit insurance premiums totaling $211,000 and $391,000 for the first quarter of 2010 and 2009, respectively, as well as the preferred stock dividend and accretion of $159,000 in the first quarter of 2009. Another positive factor in the first quarter of 2010 was the $663,000 improvement in net interest income offset by the $460,000 increased loan loss provision from the first quarter of 2009.
Net Interest Income:
Net interest income for the three months ended March 31, 2010 increased by $663,000, or 14.5%, to $5.2 million from $4.6 million for the same period of 2009. The net interest rate spread increased slightly to 2.44% for the three months ended March 31, 2010 versus 2.14% for the same period of 2009. Interest income for the three months ended March 31, 2010 increased $48,000, or 0.5%, primarily due to higher average loan balances compared to the same period of 2009. Coupled with the increase in total interest income was a decrease of $615,000 in total interest expense, primarily due to a decrease in average deposit rates. Net interest margin increased to 2.69% versus 2.48% for the quarters ended March 31, 2010 and 2009, respectively.

Interest and Dividend Income:
Interest and dividend income increased $48,000, or 0.5%, during the first quarter of 2010 versus the same quarter in 2009, primarily due to a rise in average loan balances, partially offset by a decline in average investment securities and a decline in interest rates. Interest income on loans for the three months ended March 31, 2010, increased $1.0 million, or 15.4%, from the same period of 2009.
Average loan interest rates decreased 4 basis points from 5.83% to 5.79% during the first quarter of 2010 as compared to the same quarter of 2009, resulting in a decrease of $68,000 to interest income. Average loan balances rose $74.7 million, or 16.1%, from $464.7 million in 2009 to $539.3 million in 2010, contributing $1.1 million to interest income.
Interest income on investment securities for the three months ended March 31, 2010, decreased $981,000 or 29.1%, from the same period in 2009. Average investment security interest rates decreased 99 basis points during the first quarter of 2010, from 4.85% in 2009 to 3.86% in 2010, resulting in a decrease of $467,000 to interest income. Average investment security balances declined $31.0 million or 11.0%, from $281.8 million in 2009 to $250.8 million in 2010, resulting in a decrease of $514,000 to interest income.
Interest Expense:
Interest expense decreased $615,000 during the first quarter of 2010, from $5.5 million in the first quarter of 2009 to $4.9 million in the first quarter of 2010, primarily due to the decline in average deposit rates.
Interest expense on deposits for the three months ended March 31, 2010, decreased $428,000, or 16.1%, from the same period in 2009. Average deposit interest rates decreased 80 basis points, from 2.74% to 1.94% in the first quarter of 2010 as compared to the same quarter of 2009, decreasing interest expense by $645,000. Average interest-bearing deposit balances increased by $72.3 million or 18.4%, from $393.7 million in 2009 to $466.0 million in 2010, accompanied by a change in the mix resulting in a preference for higher rate promotional savings accounts which increased interest expense by $217,000.
Interest expense on borrowed funds for the three months ended March 31, 2010, decreased $187,000, or 6.6%, from the same period in 2009. Average interest rates on borrowed funds rose 5 basis points from 4.16% in the first quarter of 2009 to 4.21% in the same quarter of 2010. A reduction in the relative amount of short-term borrowings, however, decreased interest expense by $46,000. Average borrowed funds balances decreased $21.5 million, or 7.8%, from $274.3 million in 2009 to $252.9 million in 2010. This decrease resulted in a decline in interest expense of $141,000 due primarily to maturities and prepayments of longer term borrowed funds.
Provision for Loan Losses:
The provision for loan losses totaled $700,000 and $240,000 for the three months ended March 31, 2010 and 2009, respectively. The provisions in 2010 and 2009 reflect management’s analysis of loan growth and changes in risk during the first quarters of 2010 and 2009 with the highest levels of growth coming from the commercial real estate and residential loan portfolios. The balance of the allowance for loan losses grew to $7.3 million at March 31, 2010, from $6.1 million at March 31, 2009.
Non-Interest Income :
Non-interest income increased $360,000 for the three months ended March 31, 2010, compared to the same period in 2009, to $1.1 million in 2010 compared to income of $731,000 in 2009. The largest factor in the increase in 2010 was the increase in gains on sales of securities which increased $470,000 to $697,000 from $227,000 in the first quarter of 2010 versus 2009, respectively, which was partially offset by a prepayment penalty in 2010 amounting to $149,000 on the prepayment of $5 million in FHLB advances. Deposit account fees remained stable at $223,000 for the three months ended March 31, 2010 and 2009, respectively. Loan servicing fees increased by $30,000, or 57.7%, to $82,000 from $52,000 for the three months ended March 31, 2010 and 2009, respectively, due to the increase in late and prepayment fees on loans and the absence of amortization of service loan fees. Income on bank-owned life insurance decreased $9,000 to $115,000 for the three months ended March 31, 2010 from $124,000 for the same period in 2009 based on lower investment income earned by the underlying insurance company. Other income increased $18,000 or 17.1% to $123,000 from $105,000 for the three months ended March 31, 2010 and 2009, respectively, due to an increase in ATM and debit card fees.
Non-Interest Expense:
Non-interest expenses decreased $143,000, or 3.9%, during the first quarter of 2010 to $3.5 million versus $3.6 million for the same period of 2009 primarily resulting from a decrease of $180,000 in FDIC deposit insurance premiums. These FDIC deposit insurance premiums totaled $211,000 for the three months ended March 31, 2010 compared to $391,000 for the same period of 2009 as the Company began accruing for the special assessment in the first quarter of 2009. Salary and employee benefits totaled $1.8 million and $1.7 million in the first quarter of 2010 and 2009, respectively, due primarily to increases in bonuses, medical and dental coupled with a reduction in deferred salaries resulting from fewer loan closings in 2010. Occupancy and equipment expense increased $101,000, or 27.0%, to $475,000 in the first quarter of 2010 from $374,000 in the same period of 2009 due mainly to an increase in rent expense and in building and equipment repairs and maintenance as well as depreciation due to the opening of the newly relocated Lawrence, MA, branch. Data processing expense remained stable at $240,000 and $241,000 in the first quarters of 2010 and 2009, respectively. Professional fees decreased $73,000, or 39.5%, to $112,000 in the first quarter of 2010 from $185,000 in the first quarter of 2009 due primarily to a decrease in legal fees. Marketing expense remained stable at $145,000 and $142,000 in 2010 and 2009, respectively. OREO expense totaled $5,000 in the three months ended March 31, 2010 compared to $1,000 in the same period of 2009. Other expenses decreased $70,000, or 12.8%, to $476,000 in the first quarter of 2010 from $546,000 in the same period of 2009 due primarily to a decrease in loan workout expenses associated with one nonaccrual loan coupled with an increase in education and training.
Income Taxes:
The Company reported an income tax expense of $600,000 for the three months ended March 31, 2010 for an effective income tax rate of 28.0%. This compares to an income tax expense of $476,000 for the three months ended March 31, 2009 for an effective income tax rate of 33.1%. The modest decrease in the effective tax rate in the first quarter of 2010 was due primarily to the recognition of a tax benefit of $190,000 resulting from a previously recorded state tax valuation reserve on the Fannie Mae and Freddie Mac preferred stock holdings. Notwithstanding the recognition of this tax benefit, the effective tax rate would have been 36%. Subsidiaries within the consolidated group pay various state income tax rates, the mix of taxable earnings within the group can change and, beginning in 2010, the taxable losses of one subsidiary can be used to offset taxable income in another subsidiary in the consolidated group.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended March 31, 2010 and 2009. Average loans include non-performing loans.

		Three months ended			Three months ended
	3/31/10			3/31/09
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$13,530	$8	0.24%	$8,718	$4	0.19%
U. S. Treasury and government- sponsored enterprise obligations	39,723	218	2.23	21,626	191	3.58
Other bonds and equity securities	17,101	79	1.87	20,040	128	2.59
Collateralized mortgage obligations and mortgage- backed securities	180,426	2,082	4.68	231,389	3,045	5.34

Total investment securities	250,780	2,387	3.86	281,773	3,368	4.85

Loans:
Residential real estate	132,958	1,771	5.40	116,158	1,613	5.63
Home equity	27,253	260	3.87	23,795	249	4.24
Consumer	673	11	6.63	780	13	6.76

Total retail loans	160,884	2,042	5.15	140,733	1,875	5.40

Construction and land	63,085	841	5.41	58,942	764	5.26
Commercial real estate	282,228	4,417	6.35	233,099	3,667	6.38
Commercial	33,144	406	4.97	31,917	371	4.71

Total corporate loans	378,457	5,664	6.07	323,958	4,802	6.01

Total loans	539,341	7,706	5.79	464,691	6,677	5.83

Total interest-earning assets	790,121	10,093	5.18%	746,464	10,045	5.46%

Allowance for loan losses	(7,385)			(5,965)
Other assets	35,622			30,515

Total assets	$818,358			$771,014

Liabilities and Stockholders’ Equity

Deposits:
NOW accounts	$21,216	$19	0.36%	$18,183	$9	0.20%
Regular savings accounts	95,006	247	1.05	59,686	219	1.49
Money market accounts	114,209	339	1.20	77,753	353	1.84
Certificates of deposit and escrow	235,580	1,626	2.80	238,094	2,078	3.54

Total interest-bearing deposits	466,011	2,231	1.94	393,716	2,659	2.74

Borrowed funds:
Long-term borrowed funds	247,322	2,624	4.30	259,003	2,774	4.34
Short-term borrowed funds	5,543	3	0.22	15,324	40	1.06

Total borrowed funds	252,865	2,627	4.21	274,327	2,814	4.16

Total interest-bearing liabilities	718,876	4,858	2.74	668,043	5,473	3.32%

Non-interest-bearing deposits	35,134			28,267
Other liabilities	2,983			2,934

Total liabilities	756,993			699,244
Stockholders’ equity	61,365			71,770

Total liabilities and stockholders’ equity	$818,358			$771,014

Net interest rate spread			2.44%			2.14%

Net interest income		$5,235			$4,572

Net interest margin on average earning assets			2.69%			2.48%

LIQUIDITY AND CAPITAL RESOURCES:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank did not pay dividends to the Company in the first three months of 2010 and 2009, respectively.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, investment security maturities and amortization, increases in deposits, advances from the FHLBB and securities sold under agreements to repurchase.
Based on its monitoring of deposit trends and its current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Continued deposit growth during the remainder of 2010 will depend on several factors, including the interest rate environment and competitor pricing. The Company also considers the use of brokered certificates of deposit as an additional source of deposits and evaluates them in conjunction with its own retail certificates of deposit.
The Bank has a collateralized line of credit of $3.0 million with the FHLBB. At March 31, 2010, the entire $3.0 million was available. In addition, the Bank established a collateralized line of credit with the Federal Reserve Bank discount window for $9.6 million which was available in its entirety at March 31, 2010.
The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLBB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLBB at March 31, 2010 was $258.6 million, of which $186.9 million had been borrowed.
At March 31, 2010, the Company’s stockholders’ equity totaled $62.0 million, an increase of $1.5 million when compared to $60.5 million at December 31, 2009. The increase was primarily attributable to net income of $1.5 million coupled with an increase in the net unrealized gain on investment securities available for sale of $288,000, net of tax, partially offset by cash dividends to common shareholders of $315,000.
Each of the Company and the Bank was “well-capitalized” for bank regulatory purposes as of March 31, 2010.
The following table presents the Company’s and the Bank’s capital ratios at March 31, 2010, December 31, 2009, and March 31, 2009:

	Regulatory Threshold
	for “Well Capitalized”
	Category	03/31/10	12/31/09	03/31/09
LSB Corporation Tier 1 risk-based	6.0%	10.02%	9.74%	12.87%
River Bank Tier 1 leverage ratio	5.0%	7.03%	6.85%	8.00%
River Bank Tier 1 risk-based	6.0%	9.91%	9.57%	11.59%
River Bank total risk-based	10.0%	12.20%	11.84%	12.73%
The increase in the Company’s and the Bank’s regulatory capital ratios was primarily attributable to the decrease in total assets as well as the increase in total stockholders’ equity since December 31, 2009.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Management believes there have been no material changes to the discussion under the caption “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” of the Company’s 2009 Annual Report on Form 10-K which is incorporated by reference.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Bank is involved in various legal proceedings incidental to its business. During the three months ended March 31, 2010, no new legal proceeding was filed or terminated and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
ITEM 1A. RISK FACTORS
Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 6. EXHIBITS

Number	Description
2	Plan of Reorganization and Acquisition, dated as of March 12, 2001 between LSB Corporation and Lawrence Savings Bank (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

3(i).1	Articles of Organization of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated by reference)

3(i).2	Articles of Amendment of the Articles of Organization of LSB Corporation, as submitted for filing in the Office of the Secretary of the Commonwealth of Massachusetts on December 30, 2005, (Filed as Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed January 6, 2006, and incorporated herein by reference)

3(i).3	Articles of Amendment to the Articles of Organization of LSB Corporation, establishing the fixed rate cumulative perpetual preferred stock, Series B (Filed as Exhibit 3.1 to the Company’s Current Report of Form 8-K filed December 17, 2008, and incorporated herein by reference)

3(ii)	Amended and Restated By-Laws of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2007, and incorporated herein by reference)

3(iii)	Lawrence Savings Bank Certificate of Vote of Directors Establishing a Series of a Class of Stock (Filed as Exhibit 3(iii) to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)

Number	Description
4.1	Specimen certificate of shares of common stock of the Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

4.2	Renewed Rights Agreement dated as of November 17, 2005, between LSB Corporation and Computershare Trust Company, N.A., as Rights Agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2006, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION
May 12, 2010	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

May 12, 2010	/s/ Diane L. Walker
Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the three months ended March 31, 2010
EXHIBIT INDEX