Form 10-Q
period 2010-06-30
LSB CORP
filed 2010-08-13
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2010
Common Stock, par value $.10 per share	4,506,686 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$7,536	$8,615
Federal funds sold	10,222	6,597

Total cash and cash equivalents	17,758	15,212
Investment securities available for sale, at fair value, amortized cost of $193,945 in 2010 and $224,130 in 2009	202,270	230,533
Federal Home Loan Bank stock, at cost	11,825	11,825
Loans, net of allowance for loan losses of $7,467 in 2010 and $7,168 in 2009	535,046	529,451
Premises and equipment	8,501	7,209
Accrued interest receivable	2,593	2,727
Deferred income tax asset, net	3,087	4,315
Bank-owned life insurance	11,350	11,120
Prepaid FDIC insurance	2,674	3,069
Other assets	1,813	1,137

Total assets	$796,917	$816,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Core deposits	$273,805	$252,389
Term deposits	218,742	240,405

Total deposits	492,547	492,794
Long-term borrowed funds	221,889	245,971
Short-term borrowed funds	8,209	7,111
Subordinated debt	6,000	6,000
Mortgagors’ escrow accounts	741	776
Other liabilities	3,444	3,426

Total liabilities	732,830	756,078

Stockholders’ equity:
Preferred stock, Series A, $.10 par value per share: 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,506,686 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	451	451
Additional paid-in capital	60,004	60,004
Accumulated deficit	(1,378)	(3,802)
Accumulated other comprehensive income, net of tax	5,010	3,867

Total stockholders’ equity	64,087	60,520

Total liabilities and stockholders’ equity	$796,917	$816,598

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except share data)
Interest and dividend income:
Loans	$7,862	$7,077	$15,568	$13,754
Investment securities available for sale	2,112	3,003	4,490	6,367
Short term investments	5	7	14	11

Total interest and dividend income	9,979	10,087	20,072	20,132

Interest expense:
Deposits	1,959	2,585	4,191	5,245
Long-term borrowed funds	2,280	2,770	4,773	5,544
Short-term borrowed funds	3	4	7	43
Subordinated debt	132	—	261	—

Total interest expense	4,374	5,359	9,232	10,832

Net interest income	5,605	4,728	10,840	9,300
Provision for loan losses	700	460	1,400	700

Net interest income after provision for loan losses	4,905	4,268	9,440	8,600

Non-interest income:
Deposit account fees	236	234	460	457
Loan servicing fees, net	69	65	151	116
Gains on sales of investments	679	232	1,376	458
Income on bank-owned life insurance	115	124	230	249
Prepayment penalty on FHLB advances	—	—	(149)	—
Other income	139	119	261	225

Total non-interest income	1,238	774	2,329	1,505

Non-interest expense:
Salaries and employee benefits	1,929	1,627	3,745	3,370
Occupancy and equipment	467	346	942	720
Data processing	295	233	535	473
Professional	129	152	241	337
Marketing	96	117	241	259
Other real estate owned	10	—	15	2
FDIC deposit insurance	200	369	411	760
Other	472	613	948	1,158

Total non-interest expense	3,598	3,457	7,078	7,079

Income before income tax expense	2,545	1,585	4,691	3,026
Income tax expense	946	524	1,546	1,001

Net income before preferred stock dividends and accretion	1,599	1,061	3,145	2,025
Preferred stock dividends and accretion	—	(215)	—	(374)

Net income available to common shareholders	$1,599	$846	$3,145	$1,651

Average basic common shares outstanding	4,506,686	4,471,382	4,506,686	4,471,163
Common stock equivalents	3,538	1,683	2,935	882

Average diluted common shares outstanding	4,510,224	4,473,065	4,509,621	4,472,045

Basic earnings per share	$0.35	$0.19	$0.70	$0.36

Diluted earnings per share	$0.35	$0.19	$0.70	$0.36

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND THE
SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Income	Equity
	(In thousands, except share data)
Balance at December 31, 2008	$14,455	$447	$60,179	$(6,250)	$3,311	$72,142
Net income	—	—	—	5,037	—	5,037
Other comprehensive income - Unrealized gain on securities available for sale (tax effect $343)	—	—	—	—	556	556

Total comprehensive income						5,593

Stock-based compensation	—	—	121	—	—	121
Exercise of stock options and tax benefits (28,995 shares)	—	4	264	—	—	268
Common dividends declared and paid ($0.30 per share)	—	—	—	(1,344)	—	(1,344)
Preferred dividends declared and paid	—	—	—	(700)	—	(700)
Accretion of discount on preferred stock	545	—	—	(545)	—	—
Redemption of preferred stock	(15,000)	—	—	—	—	(15,000)
Repurchase of warrants issued with preferred stock	—	—	(560)	—	—	(560)

Balance at December 31, 2009	—	451	60,004	(3,802)	3,867	60,520

Net income	—	—	—	3,145	—	3,145
Other comprehensive income - Unrealized gain on securities available for sale (tax effect $780)	—	—	—	—	1,143	1,143

Total comprehensive income						4,288

Dividends declared and paid ($0.16 per common share)	—	—	—	(721)	—	(721)

Balance at June 30, 2010	$—	$451	$60,004	$(1,378)	$5,010	$64,087

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$3,145	$1,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,400	700
Gains on sales of securities	(1,376)	(458)
Net accretion of investment securities	(110)	(393)
Depreciation and amortization of premises and equipment	388	290
Decrease in accrued interest receivable	134	34
Deferred income tax benefit	(137)	(115)
Stock-based compensation	—	14
Income on bank-owned life insurance	(230)	(249)
Decrease (increase) in other assets and prepaid FDIC Insurance	304	(52)
Increase in other liabilities	18	717

Net cash provided by operating activities	3,536	2,139

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	16,779	7,987
Proceeds from sales of investment securities available for sale	25,598	8,291
Purchases of investment securities available for sale	(39,929)	(24,288)
Principal payments of investment securities available for sale	29,224	45,816
Loan originations, net of principal payments	(7,248)	(42,474)
Loans purchased	—	(6,837)
Proceeds from sales of other real estate owned	253	—
Purchases of premises and equipment	(1,680)	(1,093)

Net cash provided by (used in) investing activities	22,997	(12,598)

Cash flows from financing activities:
Net (decrease) increase in deposits	(247)	40,068
Additions to long-term borrowed funds	9,000	—
Payments on long-term borrowed funds	(33,082)	(5,078)
Net increase (decrease) in short-term borrowed funds	1,098	(10,218)
(Decrease) increase in mortgagors’ escrow accounts	(35)	13
Dividends paid to preferred shareholders	—	(319)
Dividends paid to common shareholders	(721)	(894)
Proceeds from exercise of stock options	—	30

Net cash (used in) provided by financing activities	(23,987)	23,602

Net increase in cash and cash equivalents	2,546	13,143
Cash and cash equivalents, beginning of period	15,212	13,328

Cash and cash equivalents, end of period	$17,758	$26,471

Cash paid during the period for:
Interest on deposits	$4,201	$5,257
Interest on borrowed funds	5,158	5,654
Income taxes paid	1,592	1,235

Supplemental non cash investing and financing activities:
Transfers to other real estate owned	253	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
The Corporation is supervised by the Board of Governors of the Federal Reserve System (“FRB”), and it is also subject to the jurisdiction of the Massachusetts Division of Banks, while the Bank is subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are currently insured by the Deposit Insurance Fund of the FDIC up to $250,000 per depositor, as defined by the FDIC. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law which made permanent the current standard maximum deposit insurance amount of $250,000. The FDIC coverage limit applies per depositor, per insured depository institution, for each account ownership category. The Depositors Insurance Fund (“DIF”) of Massachusetts, a private industry-sponsored insurer, insures the Bank’s customer deposit amounts in excess of FDIC insurance limits. The Consolidated Financial Statements include the accounts of LSB Corporation and its wholly-owned consolidated subsidiary, River Bank, and the Bank’s wholly-owned subsidiaries, Shawsheen Security Corporation, Shawsheen Security Corporation II, and Spruce Wood Realty Trust. All inter-company balances and transactions have been eliminated in consolidation. The Company has one reportable operating segment. In the opinion of management, the accompanying Consolidated Financial Statements reflect all necessary adjustments consisting of normal recurring adjustments for fair presentation. Certain amounts in prior periods may be re-classified to conform to the current presentation.
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

2. INVESTMENTS
The following table reflects the components and carrying values of the investment securities portfolio at June 30, 2010 and December 31, 2009:

	6/30/10				12/31/09
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Treasury obligations	$5,548	$342	$—	$5,890	$5,557	$237	$—	$5,794
Government-sponsored enterprise obligations (1)	39,844	360	—	40,204	33,379	188	(49)	33,518
Residential mortgage-backed:
U.S. government guaranteed	13,102	718	—	13,820	16,037	483	—	16,520
Government-sponsored enterprises	92,021	5,993	(7)	98,007	118,537	5,543	(71)	124,009
Residential collateralized mortgage obligations:
U.S. government guaranteed	25,435	727	—	26,162	21,965	94	(80)	21,979
Government-sponsored enterprises	14,537	302	—	14,839	21,283	389	—	21,672
Private-label	—	—	—	—	1,415	93	—	1,508
Corporate obligations	—	—	—	—	2,489	—	(111)	2,378

Total debt securities	190,487	8,442	(7)	198,922	220,662	7,027	(311)	227,378

Equity securities:
Mutual funds	1,000	—	(8)	992	1,000	—	(34)	966
Equity securities	2,458	—	(102)	2,356	2,468	—	(279)	2,189

Total equity securities	3,458	—	(110)	3,348	3,468	—	(313)	3,155

Total investment securities	$193,945	$8,442	$(117)	$202,270	$224,130	$7,027	$(624)	$230,533

(1)	Government-sponsored enterprise obligations include investment securities issued by government sponsored enterprises (“GSEs”) such as Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”). These investment securities do not represent obligations of the U.S. Government and are not backed by the full faith and credit of the Treasury.
The net unrealized gains on securities available for sale at June 30, 2010 totaled $8.3 million, or $5.0 million net of taxes. One preferred equity security is on the Bank’s securities watch list due to its current credit rating by external, independent rating agencies. Management believes that the Company will collect all amounts due on this investment in accordance with its contractual terms. The cost of this investment totaled $2.0 million at June 30, 2010, with an unrealized loss of $102,000, or 5.0% of cost. This watch list security recovered a significant portion of the unrealized losses during the fourth quarter of 2009 and the first quarter of 2010 due to the improved outlook of the issuer. If a decline in value is determined to be other-than-temporary, a charge to earnings would be recognized at that time. Management is monitoring this security on a regular basis, does not intend to sell the security, and it is not more likely than not that the Company will be required to sell the security before recovery of its cost. Therefore, management does not consider this investment to be other-than-temporarily impaired at June 30, 2010. The remainder of the gross unrealized losses resulted from changes in interest rates and is not material as of June 30, 2010.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Debt securities:
Residential mortgage- backed securities	$1,500	$(7)	$—	$—	$1,500	$(7)

Total debt securities	1,500	(7)	—	—	1,500	(7)

Equity securities:
Mutual funds	—	—	992	(8)	992	(8)
Equity securities	—	—	1,938	(102)	1,938	(102)

Total equity securities	—	—	2,930	(110)	2,930	(110)

Total temporarily impaired securities	$1,500	$(7)	$2,930	$(110)	$4,430	$(117)

The Company realized gross gains of $1.4 million and gross losses of $5,000 on the sale of $25.6 million of investments available for sale in the first six months of 2010.
The following table is a summary of the contractual maturities of debt securities available for sale at June 30, 2010. Mortgage-backed securities and collateralized mortgage obligations are shown at their final contractual maturity date but are expected to have shorter average lives.

	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Within 1 year	$505	$506
After 1 year through 5 years	51,303	52,127
After 5 years through 10 years	19,409	19,992
After 10 years	119,270	126,297

Total debt securities	$190,487	$198,922

Investment securities pledged as collateral for customer repurchase and wholesale repurchase agreements at June 30, 2010 totaled $6.6 million and $47.5 million, respectively.
3. CONTINGENCIES
The Company is involved in various legal proceedings incidental to its business. During the six months ended June 30, 2010, no new legal proceeding was filed and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.

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
The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009, follow:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)
Financial assets:
Cash and due from banks	$7,536	$7,536	$8,615	$8,615
Federal Funds sold	10,222	10,222	6,597	6,597
Investment securities available for sale	202,270	202,270	230,533	230,533
Federal Home Loan Bank stock	11,825	11,825	11,825	11,825
Accrued interest receivable	2,593	2,593	2,727	2,727
Loans, net	535,046	538,818	529,451	526,087
Financial liabilities:
Core deposits	273,805	273,805	252,389	252,389
Certificates of deposit	218,742	223,250	240,405	244,002
Borrowed funds	236,098	257,510	259,082	272,320
Mortgagors’ escrow accounts	741	741	776	776
Accrued interest payable	858	858	987	987
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
Assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, are summarized below. There are no liabilities measured at fair value on a recurring basis. The Company had no transfers into or out of Levels 1, 2 or 3 during the six months ended June 30, 2010.

2010	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. Treasury obligations	$5,890	$—	$—	$5,890
All other debt securities	—	193,032	—	193,032
Equity securities	1,937	995	416	3,348

Total recurring assets	$7,827	$194,027	$416	$202,270

2009	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. Treasury obligations	$5,794	$—	$—	$5,794
All other debt securities	—	221,584	—	221,584
Equity securities	1,760	970	425	3,155

Total recurring assets	$7,554	$222,554	$425	$230,533

There was a minimal change in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2010 and the year ended December 31, 2009. The investments carried under Level 3 assumptions are carried at par value since all redemptions have been made at par value and represent non-marketable securities.
The Company may also be required, from time to time, to measure certain other assets or liabilities on a non-recurring basis in accordance with generally accepted accounting principles. Asset adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at June 30, 2010 or December 31, 2009. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the assets measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009. The losses represent the amount of losses recorded during 2010 on the assets held at June 30, 2010 and during 2009 on the assets held at December 31, 2009.

				Three months ended	Six months ended
				June 30, 2010	June 30, 2010
2010	Level 1	Level 2	Level 3	Total Losses	Total Losses
	(In thousands)
Impaired loans	$—	$—	$2,616	$773	$1,053

					Year ended
					December 31, 2009
2009	Level 1	Level 2	Level 3		Total Losses
	(In thousands)
Impaired loans	$—	$—	$2,781		$415

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
5. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) amended its guidance surrounding the accounting for transfers and servicing of financial assets and extinguishments of liabilities and will now require more information about transfers of financial assets, including securitization transactions, where entities have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The Company adopted this new guidance on January 1, 2010, as required, and it did not have a material impact on the Company’s Consolidated Financial Statements.
In June 2009, the FASB amended its guidance on the consolidation of variable interest entities and changed how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The Company adopted this new guidance on January 1, 2010, as required, and it did not have a material impact on the Company’s Consolidated Financial Statements.
In September 2009, the FASB amended its guidance on fair value measurements and disclosures relating to investments in certain entities that calculate net asset value per share (or its equivalent). This guidance permits a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This guidance also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this guidance. The Company adopted this new guidance on January 1, 2010, as required, and it did not have a material impact on the Company’s Consolidated Financial Statements.
In January 2010, the FASB amended its guidance on fair value measurements and disclosures. These changes increase the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.
In July 2010, the FASB issued an Accounting Standards Update, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this Update is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses (3) the changes and reasons for those changes in the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 and the disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This update will significantly expand the Company’s relevant disclosures in the Company’s Consolidated Financial Statements.
6. SUBSEQUENT EVENT
On July 15, 2010, the Company entered into an Agreement and Plan of Merger with People’s United Financial, Inc. to acquire the Company in an all-cash transaction valued at $21.00 per share or approximately $96 million.
The completion of the merger is subject to customary conditions, including the approval of the shareholders of LSB Corporation and the receipt of regulatory approvals. Assuming satisfaction of all of the conditions to closing, completion of the merger is expected to occur in the fourth quarter of 2010.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this report, the Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Such forward-looking statements are expressions of management’s expectations as of the date of this report regarding future events or trends and which do not relate to historical matters. Such expectations may or may not be realized, depending on a number of variable factors, including, but not limited to, changes in interest rates, general economic conditions, including real estate conditions in the Bank’s lending areas, regulatory considerations, competition and consummation of the merger with People’s United Financial, Inc. For more information about these factors, please see our 2009 Annual Report on Form 10-K on file with the SEC, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. As a result of such risk factors and uncertainties, among others, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.
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
EXECUTIVE LEVEL OVERVIEW
The Company recorded second quarter 2010 net income available to common shareholders of $1.6 million, or $0.35 per diluted common share, compared to $846,000, or $0.19 per diluted common share, for the second quarter of 2009. The largest factors affecting the quarterly results were gains on sales of investments totaling $679,000 and $232,000 in the second quarter of 2010 and 2009, respectively, offset in part by FDIC deposit insurance premiums amounting to $200,000 and $369,000 in the same periods, respectively, as well as the preferred stock dividend and accretion of $215,000 in the second quarter of 2009. Another positive factor in the second quarter of 2010 was the $877,000 improvement in net interest income offset by the $240,000 increased loan loss provision from the second quarter of 2009.
On July 15, 2010, the Company entered into an Agreement and Plan of Merger with People’s United Financial, Inc. to acquire the Company in an all-cash transaction valued at $21.00 per share or approximately $96 million.
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the Company’s most significant source of revenue and is the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Management’s efforts in this area are to increase the corporate loan portfolio, which includes construction, commercial real estate and commercial loans, and the residential loan portfolio. Management’s efforts for funding are to increase core deposit accounts, which are lower interest-bearing accounts and include savings and money market accounts, and demand deposit accounts. Deposits and borrowings typically have short durations and the costs of these funds do not necessarily rise and fall concurrent with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to, credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function and reviews at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.
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
The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company’s net interest income for the six months ended June 30, 2010 was $10.8 million, a 16.6% increase from $9.3 million for the comparable period in 2009, primarily due to sustained loan growth. The results from the Company’s continued emphasis on increasing loan originations instead of purchasing lower-yielding investment securities, which favorably affected net interest income during the six months ended June 30, 2010.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $796.9 million at June 30, 2010, compared to $816.6 million at December 31, 2009. The decrease in asset size at June 30, 2010 from December 31, 2009 reflected a measured effort to reduce wholesale funding. The Company experienced local loan growth of $5.9 million or 1.1% from December 31, 2009.
Investments:
The investment securities portfolio totaled $202.3 million, or 25.4% of total assets, at June 30, 2010, a decrease of $28.3 million, compared to $230.5 million, or 28.2% of total assets at December 31, 2009.
During the first six months of 2010, the Bank experienced cash inflows of $29.2 million of investments from principal payments and prepayments, $16.8 million in calls and maturities, as well as $25.6 million in proceeds from sales of investments. The funds were reinvested in investment securities purchases totaling $39.9 million, funded new loan originations and paid down maturing FHLBB advances. These purchases were primarily for use as collateral for wholesale repurchase agreements, FHLBB short-term and long-term advances and customer repurchase agreements. The Company intends to utilize future principal paydowns and maturities from the investment portfolio to fund future loan growth.
Loans:
Total loans increased $5.9 million to $542.5 million and represented 68.1% of total assets at June 30, 2010, versus $536.6 million and 65.7% of total assets, respectively, at December 31, 2009. Retail loans, comprised primarily of residential mortgage loans, increased $4.8 million while corporate loans, comprised mainly of construction and commercial real estate loans, increased $1.1 million during the same period. The increase is due to loan growth experienced in the commercial real estate and residential loan categories and reflects the continued strategic preference toward loan originations rather than investment security purchases. There has been continued demand from the Bank’s existing borrowers which is reflected in the commercial business loans. During the first six months of 2010, construction loans decreased $9.4 million due to improved sales of the underlying collateral in the portfolio.
The following table reflects the loan portfolio at June 30, 2010 and December 31, 2009:

	6/30/10	12/31/09
	(In thousands)
Residential real estate	$134,573	$131,441
Home equity lines and second mortgages	28,593	27,003
Consumer	699	657

Retail loans	163,865	159,101

Construction and land development	53,407	62,772
Commercial real estate	284,242	282,716
Commercial business	40,999	32030

Corporate loans	378,648	377,518

Total loans	542,513	536,619
Allowance for loan losses	(7,467)	(7,168)

Net loans	$535,046	$529,451

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	6/30/10	6/30/09	6/30/10	6/30/09
	(Dollars in thousands)
Beginning balance	$7,277	$6,089	$7,168	$5,885
Provision for loan losses	700	460	1,400	700
Recoveries on loans previously charged-off	4	1	5	2
Loans charged-off	(514)	(151)	(1,106)	(188)

Ending balance	$7,467	$6,399	$7,467	$6,399

Ratios:
Annualized net charge-offs to average loans outstanding	0.37%	0.12%	0.41%	0.08%
Allowance for loan losses to total loans at end of period	1.38%	1.28%	1.38%	1.28%
The allowance for loan losses increased to $7.5 million at June 30, 2010 compared to $7.2 million and $6.4 million, respectively, at December 31, 2009 and June 30, 2009. The coverage of the allowance for loan losses increased slightly to 1.38% at June 30, 2010 from 1.34% at December 31, 2009 and 1.28% at June 30, 2009. The Company recorded charge-offs of $750,000 in the first six months of 2010 on one commercial construction loan that was foreclosed in July 2010 and the remaining balance of $1.2 million was transferred into other real estate owned at that time. The Company believes that asset quality remains high, as evidenced by the relatively low levels of non-performing and delinquent loans as a percentage of total loans and OREO or total assets as defined below. See “Risk Assets” below. The level of loan charge-offs combined with the low levels of delinquent loans and sustained asset quality of the loan portfolio contributed to the assessment of the allowance for loan losses and resulted in the increase in the allowance for loan loss coverage as a percentage of total loans from December 31, 2009 to June 30, 2010. The Company has not engaged in any subprime lending, which it views as one-to-four-family residential loans to a borrower with a credit score below 620 on a scale that ranges from 300 to 850.
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
Total risk assets were $6.1 million at June 30, 2010, compared to $6.0 million at December 31, 2009 and $4.3 million as of June 30, 2009. As evidenced by the table below, the economy has had an impact on the level of non-performing loans and on residential and commercial real estate non-performing loans in particular. The Bank expects the commercial business non-performing loans totaling $646,000 will be partially protected by a guaranty by the SBA in the amount of $415,000.

Impaired loans are commercial and commercial real estate loans and individually significant residential mortgage loans for which management believes it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaled $10.6 million and $7.3 million at June 30, 2010 and December 31, 2009, respectively, with specific reserves of $449,000 and $415,000, respectively. Of the $10.6 million in impaired loans, $1.7 million represent modifications on residential, owner-occupied properties at June 30, 2010. Additionally, one construction loan for residential condominiums with a balance of $2.3 million and five commercial rentals from the same project with a balance of $1.7 million were modified at a lower interest rate as the project experienced a slow down in sales activity during the winter months. This construction loan and related rental units totaled $4.1 million at June 30, 2010, down from a combined balance of $4.9 million in January in the fourth quarter of 2010 and are included in the accruing loan portfolio. In July 2010, another $640,000 was received to reduce the construction loan balance from a unit sale. The Company does not have collateral concerns and the loans remained current on their respective payment status. The remaining impaired loans are reported as nonaccrual loans in the table below in their respective loan category. All of the impaired loans at June 30, 2010, have been measured using either the fair value of the collateral method or the estimated cash flow method. The Company had impaired loans totaling $1.5 million at June 30, 2009.
The following table summarizes the Company’s risk assets at June 30, 2010, December 31, 2009 and June 30, 2009:

	6/30/10	12/31/09	6/30/09
	(Dollars in thousands)
Non-performing loans:
Residential real estate	$1,311	$1,211	$442
Construction and land development	1,713	2,527	349
Commercial real estate	2,344	1,528	3,282
Commercial business	646	683	—
Equity	39	54	66

Total non-performing loans	6,053	6,003	4,139
Other real estate owned	—	—	120

Total risk assets	$6,053	$6,003	$4,259

Restructured loans — accruing	$5,779	$2,634	$1,540

Risk assets as a percent of total loans and OREO	1.12%	1.12%	0.85%

Risk assets as a percent of total assets	0.76%	0.74%	0.54%

Deposits:
Deposits decreased slightly by $247,000 during the first six months of 2010 to $492.5 million at June 30, 2010, from $492.8 million at December 31, 2009. Core deposits, consisting of NOW accounts, demand deposit accounts, savings accounts and money market accounts, increased $21.4 million, or 8.5%, amounting to $273.8 million at June 30, 2010, compared to $252.4 million at December 31, 2009. Savings accounts experienced an increase of $10.6 million from December 31, 2009, to $101.3 million at June 30, 2010, primarily due to higher-rate promotional accounts. NOW and money market accounts increased $3.0 million and $4.4 million, respectively, from December 31, 2009, to $23.7 million and $111.1 million, respectively, at June 30, 2010. Demand deposit accounts increased $3.3 million to $37.7 million at June 30, 2010. Term deposits, comprised of brokered certificates of deposit and certificates of deposit, decreased $21.7 million, or 9.0%, totaling $218.7 million at June 30, 2010, versus $240.4 million at December 31, 2009. Certificates of deposit decreased $12.7 million to $198.3 million at June 30, 2010, while brokered certificates of deposit decreased $8.9 million to $20.4 million at June 30, 2010. The decrease in brokered deposits reflects a maturity of $8.9 million.
Due to the recent turmoil in the financial markets, the Bank has seen an inflow of core deposits as evidenced by the 8.5% growth in core deposits during the first six months of 2010. However, the Company continues to face strong competition for deposits which will impact the rate of growth of deposits for the foreseeable future.

The following table reflects the components of the deposit portfolio at June 30, 2010 and December 31, 2009:

	6/30/10	12/31/09
	(In thousands)
NOW accounts	$23,749	$20,739
Demand deposit accounts	37,717	34,368
Savings accounts	101,284	90,642
Money market accounts	111,055	106,640

Core deposits	273,805	252,389

Brokered certificates of deposit	20,411	29,344
Certificates of deposit	198,331	211,061

Term deposits	218,742	240,405

Total deposits	$492,547	$492,794

Borrowed Funds:
Borrowed funds consist of long-term and short-term Federal Home Loan Bank of Boston (FHLBB) advances, securities sold under agreements to repurchase and subordinated debt. Total borrowed funds amounted to $236.1 million at June 30, 2010, compared to $259.1 million at December 31, 2009, a decrease of $23.0 million or 8.9%. Short-term FHLBB borrowings increased $3.0 million from December 31, 2009, while long-term FHLBB borrowed funds decreased $24.1 million due to maturing advances totaling $28.0 million and $5.0 million in prepayments. Wholesale repurchase agreements remained stable at $40.0 million at both June 30, 2010 and December 31, 2009. In October 2009, the Bank entered into a subordinated debt agreement for $6.0 million on an unsecured basis with a final maturity in October 2016. The subordinated agreement calls for a fixed interest rate of 8.5% and equal annual principal payments of $1.2 million commencing on the third anniversary of the agreement. The entire amount of the subordinated debt was included as part of the Bank’s Tier 2 capital for regulatory purposes at both June 30, 2010 and December 31, 2009. The Company reduced its borrowing position with a view toward lessening the Company’s exposure to rate fluctuations that may occur in the coming year.
The following table reflects the components of borrowings at June 30, 2010 and December 31, 2009:

	6/30/10	12/31/09
	(In thousands)
Long-term borrowed funds:
FHLBB long-term advances	$181,889	$205,971
Subordinated debt	6,000	6,000
Wholesale repurchase agreements	40,000	40,000

	227,889	251,971

Short-term borrowed funds:
FHLBB short-term borrowings	3,000	—
Customer repurchase agreements	5,209	7,111

	8,209	7,111

Total borrowed funds	$236,098	$259,082

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 and 2009
SUMMARY
The Company reported net income available to common shareholders of $1.6 million, or $0.35 per diluted common share, as compared to $846,000, or $0.19 per diluted common share, for the three months ended June 30, 2010 and 2009, respectively. The largest factors affecting net income were an improvement of $877,000 in the net interest income and an increase in the gains on sales of investments amounting to $447,000 in the second quarter of 2010 as compared to the second quarter of 2009. Offsetting the impact of these gains were an increased loan loss provision from the second quarter of 2009 of $240,000, FDIC deposit insurance premiums totaling $200,000 and $369,000 for the second quarter of 2010 and 2009, respectively, as well as the preferred stock dividend and accretion of $215,000 in the second quarter of 2009.
Net Interest Income:
Net interest income for the three months ended June 30, 2010 increased by $877,000, or 18.5%, to $5.6 million from $4.7 million for the same period of 2009. The net interest rate spread increased to 2.67% for the three months ended June 30, 2010 versus 2.17% for the same period of 2009. Interest and dividend income for the three months ended June 30, 2010 decreased $108,000, or 1.1%, primarily due to a decline in investment security rates and average balances compared to the same period of 2009. Interest expense decreased $985,000 or 18.4% to $4.4 million from $5.4 million during the three months ended June 30, 2010, versus 2009, respectively, primarily due to a decrease in average deposit rates. Net interest margin increased to 2.90% versus 2.52% for the quarters ended June 30, 2010 and 2009, respectively.
Interest and Dividend Income:
Interest and dividend income decreased $108,000, or 1.1%, during the second quarter of 2010 versus the same quarter in 2009, primarily due to a decline in investment security rates and average balances coupled with a decline in loan rates partially offset by a rise in average loan balances.
Interest income on loans for the three months ended June 30, 2010, increased $785,000, or 11.1%, from the same period of 2009. Average loan interest rates decreased 2 basis points from 5.82% to 5.80% during the second quarter of 2010 as compared to the same quarter of 2009, resulting in a decrease of $57,000 to interest income. Average loan balances rose $56.5 million, or 11.6%, from $487.5 million in 2009 to $544.0 million in 2010, contributing $842,000 to interest income.
Interest income on investment securities for the three months ended June 30, 2010, decreased $893,000 or 29.7%, from the same period in 2009. Average investment security interest rates decreased 87 basis points during the second quarter of 2010, from 4.54% in 2009 to 3.67% in 2010, resulting in a decrease of $456,000 to interest income. Average investment security balances declined $34.3 million or 12.9%, from $265.9 million in 2009 to $231.6 million in 2010, resulting in a decrease of $437,000 to interest income.
Interest Expense:
Interest expense decreased $985,000 during the second quarter of 2010, from $5.4 million in the second quarter of 2009 to $4.4 million in the second quarter of 2010, primarily due to the decline in average deposit rates coupled with a decrease in average borrowed funds balances.
Interest expense on deposits for the three months ended June 30, 2010, decreased $626,000, or 24.2%, from the same period in 2009. Average deposit interest rates decreased 86 basis points, from 2.54% to 1.68% in the second quarter of 2010 as compared to the same quarter of 2009, decreasing interest expense by $659,000. Average interest-bearing deposit balances increased by $58.0 million or 14.2%, from $408.8 million in 2009 to $466.9 million in 2010, accompanied by a change in the mix resulting in a preference for higher rate promotional savings accounts which increased interest expense by $33,000.
Interest expense on borrowed funds for the three months ended June 30, 2010, decreased $359,000, or 12.9%, from the same period in 2009. Average interest rates on borrowed funds declined 16 basis points from 4.24% in the second quarter of 2009 to 4.08% in the same quarter of 2010 reducing interest expense by $98,000. Average borrowed funds balances decreased $25.3 million, or 9.6%, from $262.6 million in 2009 to $237.3 million in 2010. This decrease resulted in a decline in interest expense of $261,000 due primarily to maturities and prepayments of longer term borrowed funds.

Provision for Loan Losses:
The provision for loan losses totaled $700,000 and $460,000 for the three months ended June 30, 2010 and 2009, respectively. The provisions in 2010 and 2009 reflect management’s analysis of loan growth and changes in risk during the second quarters of 2010 and 2009 with the highest levels of growth coming from the commercial business and residential loan portfolios in 2010 and from the commercial real estate and residential loan portfolios in 2009. The increase in the provision for loan losses was due to the increase in loan charge-offs in the second quarter of 2010. See “Risk Assets” for additional information. The balance of the allowance for loan losses grew to $7.5 million at June 30, 2010, from $7.2 million at December 31, 2009, and $6.4 million at June 30, 2009.
Non-Interest Income:
Non-interest income increased $464,000 or 59.9% for the three months ended June 30, 2010, compared to the same period in 2009, to $1.2 million in 2010 compared to income of $774,000 in 2009. The largest factor in the increase in 2010 was the increase in gains on sales of securities which increased $447,000 to $679,000 from $232,000 in the second quarter of 2010 versus 2009, respectively. Deposit account fees remained stable at $236,000 and $234,000 for the three months ended June 30, 2010 and 2009, respectively. Loan servicing fees increased by $4,000 to $69,000 from $65,000 for the three months ended June 30, 2010 and 2009, respectively, due to the increase in late and prepayment fees on loans and the absence of amortization of service loan fees. Income on bank-owned life insurance decreased $9,000 to $115,000 for the three months ended June 30, 2010 from $124,000 for the same period in 2009 based on lower investment income earned by the underlying insurance company. Other income increased $20,000 or 16.8% to $139,000 from $119,000 for the three months ended June 30, 2010 and 2009, respectively, due to an increase in ATM and debit card fees.
Non-Interest Expense:
Non-interest expenses increased $141,000, or 4.1%, during the second quarter of 2010 to $3.6 million versus $3.5 million for the same period of 2009 primarily resulting from an increase in salaries and benefits of $302,000 or 18.6% to $1.9 million and $1.6 million in the second quarter of 2010 and 2009, respectively, due primarily to increases in bonuses, medical and dental insurance coupled with a reduction in deferred salaries resulting from fewer loan closings in 2010, partially offset by a decrease of $169,000 in FDIC deposit insurance premiums due to the absence of a special assessment in 2010. Occupancy and equipment expense increased $121,000, or 35.0%, to $467,000 in the second quarter of 2010 from $346,000 in the same period of 2009 due mainly to an increase in depreciation due to the opening of the newly relocated Lawrence, Massachusetts branch coupled with depreciation of obsolete equipment amounting to $60,000, equipment purchases of $35,000 and an increase in rent expense of $26,000. Data processing expense increased $62,000 or 26.6% to $295,000 from $233,000 in the second quarters of 2010 and 2009, respectively, due primarily to an increase of $43,000 in computer software and license fees. Professional fees decreased $23,000, or 15.1%, to $129,000 in the second quarter of 2010 from $152,000 in the second quarter of 2009 due primarily to a decrease in legal fees. Marketing expense decreased $21,000 or 17.9% to $96,000 and $117,000 in 2010 and 2009, respectively, due primarily to a reduction in public relations expenses. OREO expense totaled $10,000 in the three months ended June 30, 2010 compared to zero in the same period of 2009. Other expenses decreased $141,000, or 23.0%, to $472,000 in the second quarter of 2010 from $613,000 in the same period of 2009 due primarily to a decrease in loan workout expenses associated with one nonaccrual loan coupled with a decrease in expenses associated with a third party debit card fraud incurred in 2009.
Income Taxes:
The Company reported an income tax expense of $946,000 for the three months ended June 30, 2010 for an effective income tax rate of 37.2%. This compares to an income tax expense of $524,000 for the three months ended June 30, 2009 for an effective income tax rate of 33.1%. The increase in the effective tax rate in the second quarter of 2010 was due primarily to the reversal of a previously recorded state tax valuation reserve on the Fannie Mae and Freddie Mac preferred stock holdings. Subsidiaries within the consolidated group pay various state income tax rates, the mix of taxable earnings within the group can change and, beginning in 2010, the taxable losses of one subsidiary can be used to offset taxable income in another subsidiary in the consolidated group.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended June 30, 2010 and 2009. Average loans include non-performing loans.

	Three months ended			Three months ended
	6/30/10			6/30/09
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$9,267	$5	0.22%	$17,269	$7	0.16%
U. S. Treasury and government- sponsored enterprise obligations	45,859	238	2.08	21,138	179	3.40
Other bonds and equity securities	15,203	49	1.29	19,357	125	2.59
Collateralized mortgage obligations and mortgage- backed securities	161,269	1,825	4.54	208,114	2,699	5.20

Total investment securities	231,598	2,117	3.67	265,878	3,010	4.54

Loans:
Residential real estate	133,633	1,769	5.31	122,415	1,680	5.50
Home equity	28,049	268	3.83	24,558	248	4.05
Consumer	662	7	4.24	634	11	6.96

Total retail loans	162,344	2,044	5.05	147,607	1,939	5.27

Construction and land	57,966	828	5.73	75,308	1,014	5.40
Commercial real estate	283,763	4,456	6.30	234,589	3,752	6.42
Commercial	39,934	534	5.36	30,044	372	4.97

Total corporate loans	381,663	5,818	6.11	339,941	5,138	6.06

Total loans	544,007	7,862	5.80	487,548	7,077	5.82

Total interest-earning assets	775,605	9,979	5.16%	753,426	10,087	5.37%

Allowance for loan losses	(7,432)			(6,232)
Other assets	36,397			30,861

Total assets	$804,570			$778,055

Liabilities and Stockholders’ Equity

Deposits:
NOW accounts	$23,967	$23	0.38%	$18,590	$9	0.19%
Regular savings accounts	102,802	227	0.89	67,559	221	1.31
Money market accounts	118,029	323	1.10	76,803	281	1.47
Certificates of deposit and escrow	222,068	1,386	2.50	245,892	2,074	3.38

Total interest-bearing deposits	466,866	1,959	1.68	408,844	2,585	2.54

Borrowed funds:
Long-term borrowed funds	231,584	2,412	4.18	256,405	2,770	4.33
Short-term borrowed funds	5,700	3	0.21	6,161	4	0.26

Total borrowed funds	237,284	2,415	4.08	262,566	2,774	4.24

Total interest-bearing liabilities	704,150	4,374	2.49%	671,410	5,359	3.20%

Non-interest-bearing deposits	35,206			30,515
Other liabilities	2,701			3,013

Total liabilities	742,057			704,938
Stockholders’ equity	62,513			73,117

Total liabilities and stockholders’ equity	$804,570			$778,055

Net interest rate spread			2.67%			2.17%

Net interest income		$5,605			$4,728

Net interest margin on average earning assets			2.90%			2.52%

SIX MONTHS ENDED JUNE 30, 2010 AND 2009
SUMMARY
The Company reported net income available to common shareholders of $3.1 million, or $0.70 per diluted common share, as compared to a net income of $1.7 million, or $0.36 per diluted common share, for the six months ended June 30, 2010 and 2009, respectively. The largest factors in 2010’s year-to-date results were the increase in net interest income of $1.5 million, the increase in the gains on sales of investments totaling $918,000, a decrease of $349,000 in FDIC deposit insurance due to the special deposit assessment of $370,000 incurred in the first six months of 2009, partially offset by an increase in the provision for loan losses of $700,000 compared to the six months ended 2009.
Net Interest Income:
Net interest income for the six months ended June 30, 2010 increased by $1.5 million, or 16.6%, to $10.8 million from $9.3 million for the same period of 2009. The net interest rate spread increased to 2.55% for the six months ended June 30, 2010 versus 2.15% for the same period of 2009. Interest income for the six months ended June 30, 2009 decreased $60,000 primarily due to a decline in investment security average volumes compared to the same period of 2009. Interest expense decreased by $1.6 million, or 14.8%, to $9.2 million in 2010 from $10.8 million in 2009, primarily due to a decrease in average deposit rates. Net interest margin increased to 2.79% versus 2.50% for the six months ended June 30, 2010 and 2009, respectively.
Interest and Dividend Income:
Interest and dividend income decreased $60,000, or 0.3%, during the first six months of 2010 versus the same period in 2009, primarily due to a decline in average investment security volumes and interest rates.
Average loan interest rates decreased 2 basis points from 5.82% to 5.80% during the first six months of 2010 as compared to the same period of 2009, resulting in a decrease of $161,000 to interest income. Average loan balances rose $65.5 million, or 13.8%, from $476.2 million in 2009 to $541.7 million in 2010, contributing $2.0 million to interest income.
Average investment security interest rates decreased 93 basis points during the first six months of 2010, from 4.70% in 2009 to 3.77% in 2010, resulting in a decrease of $924,000 to interest income. Average investment security balances declined $32.6 million, from $273.8 million in 2009 to $241.1 million in 2010, resulting in a decrease of $950,000 to interest income.
Interest Expense:
Interest expense decreased $1.6 million, or 14.8%, during the first six months of 2010, from $10.8 million in 2009 to $9.2 million in the same period of 2010, primarily due to the decline in deposit interest rates coupled with a decrease in average borrowed funds volumes.
Average deposit interest rates decreased 83 basis points, from 2.64% to 1.81% in the first six months of 2010 as compared to the same period of 2009, decreasing interest expense by $1.3 million. Average interest-bearing deposit balances increased by $65.9 million or 16.4%, from $401.3 million in 2009 to $467.2 million in 2010, accompanied by a change in the mix resulting in a preference for higher high rate promotional savings accounts, which increased interest expense by $243,000.
Average borrowed funds interest rates decreased 5 basis points from 4.20% in the first six months of 2009 to 4.15% in the same period of 2010, resulting in a decrease of $144,000 to interest expense. Average borrowed funds balances declined $23.4 million, or 8.7%, from $268.4 million in 2009 to $245.0 million in 2010. This decrease resulted in a decline in interest expense of $402,000 due primarily to a decrease in longer term borrowed funds.

Provision for Loan Losses:
The provision for loan losses totaled $1.4 million and $700,000 for the six months ended June 30, 2010 and 2009, respectively. The provisions in 2010 and 2009 reflect management’s analysis of loan growth and changes in risk during the first six months of 2010 and 2009 with the highest levels of growth coming from the commercial real estate and residential loan portfolio. The increase in the provision for loan losses was due to an increase in the level of loan charge-offs in the first six months of 2010, including one commercial construction loan relationship with total charge-offs of $750,000. The balance of the allowance for loan losses grew to $7.5 million at June 30, 2010, from $6.4 million at June 30, 2009.
Non-Interest Income:
Non-interest income increased $824,000, or 54.8%, for the six months ended June 30, 2010 to $2.3 million in 2010 versus $1.5 million in 2009. The largest factor in 2010 was the increase in the gains on sales of investments of $918,000 or 200.4% to $1.4 million in the six months ended June 30, 2010 compared to $458,000 in 2009. Deposit account fees remained stable at $460,000 compared to $457,000 for the six months ended June 30, 2010 and 2009, respectively. Loan servicing fees increased by $35,000, or 30.2%, to $151,000 from $116,000 for the six months ended June 30, 2010 and 2009, respectively, due to increased commercial loan prepayments received. Income on bank-owned life insurance decreased $19,000 to $230,000 for the six months ended June 30, 2010 from $249,000 for the same period in 2009. Other income increased to $36,000 or 16.0% to $261,000 from $225,000 for the six months ended June 30, 2010 and 2009, respectively, primarily due to an increase in ATM and debit card fees.
Non-Interest Expense:
Non-interest expenses remained stable at $7.1 million, during the first six months of 2010 versus the same period of 2009. Salary and employee benefits increased $375,000, or 11.1%, to $3.7 million for the six months ended June 30, 2010, due to an increase in head count and accrued bonuses, increased medical and dental insurance costs, and a reduction in deferred salaries due to fewer loan closings in 2010. Occupancy and equipment expense increased $222,000, or 30.8%, to $942,000 in the first six months of 2010 from $720,000 in the same period of 2009 due to an increase in depreciation resulting from the opening of the relocated branch in Lawrence, Massachusetts, coupled with depreciation on obsolete equipment, an increase in rent expense, equipment purchases and repairs and maintenance. Data processing expense increased $62,000 or 13.1% to $535,000 in the first six months of 2010, primarily due to an increase in software license fees. Professional fees decreased $96,000, or 28.5%, to $241,000 in the first six months of 2010 from $337,000 in the first six months of 2009 due primarily to a decrease in legal fees. Marketing expenses decreased $18,000, or 6.9%, to $241,000 in the first six months of 2010 from $259,000 for the comparable period of 2009 primarily due to decreased marketing campaigns in 2010 versus 2009 which included the opening of the Derry, New Hampshire branch in 2009. OREO expense totaled $15,000 in the six months ended June 30, 2010 compared to $2,000 in 2009. Other expenses decreased $210,000, or 18.1%, to $948,000 in the first six months of 2010 from $1.2 million in the same period of 2009 due primarily to a decrease in loan workout expenses associated with one nonaccrual loan and a decrease in expenses associated with a third party debit card fraud incurred in 2009.
Income Taxes:
The Company reported an income tax expense of $1.5 million for the six months ended June 30, 2010 for an effective income tax rate of 33.0%. This compares to an income tax expense of $1.0 million for the six months ended June 30, 2009 for an effective income tax rate of 33.1%. The modest decrease in the effective tax rate in the first six months of 2010 resulted primarily due to the reversal of a previously recorded state tax valuation reserve on the Fannie Mae and Freddie Mac preferred stock holdings. Notwithstanding the recognition of this tax benefit, the effective tax rate would have been 37.0%.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the six months ended June 30, 2010 and 2009. Average loans include non-performing loans.

	Six months ended			Six months ended
	6/30/10			6/30/09
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Investment securities:
Short-term investments	$11,387	$14	0.25%	$13,017	$11	0.17%
U. S. Treasury and government- sponsored enterprise obligations	42,808	456	2.15	21,381	371	3.50
Corporate and other investment securities	16,147	127	1.59	19,697	253	2.59
Collateralized mortgage obligations and mortgage- backed securities	170,794	3,907	4.61	219,687	5,743	5.27

Total investment securities	241,136	4,504	3.77	273,782	6,378	4.70

Loans:
Residential real estate	133,297	3,539	5.35	119,304	3,294	5.57
Home equity	27,653	528	3.85	24,179	497	4.15
Consumer	667	18	5.44	706	24	6.86

Total retail loans	161,617	4,085	5.10	144,189	3,815	5.34

Construction and land	60,511	1,668	5.56	74,966	1,983	5.33
Commercial real estate	283,001	8,875	6.32	226,052	7,214	6.44
Commercial	36,558	940	5.19	30,976	742	4.83

Total corporate loans	380,070	11,483	6.09	331,994	9,939	6.04

Total loans	541,687	15,568	5.80	476,183	13,754	5.82

Total interest-earning assets	782,823	20,072	5.17%	749,965	20,132	5.41%

Allowance for loan losses	(7,409)			(6,100)
Other assets	36,839			30,689

Total assets	$812,253			$774,554

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$22,599	$42	0.37%	$18,388	$18	0.20%
Regular savings accounts	98,926	474	0.97	63,644	441	1.40
Money market accounts	116,889	663	1.15	77,276	635	1.66
Certificates of deposit and escrow	228,786	3,012	2.65	242,013	4,151	3.46

Total interest-bearing deposits	467,200	4,191	1.81	401,321	5,245	2.64

Borrowed funds:
Long-term borrowed funds	239,410	5,034	4.24	257,697	5,544	4.34
Short-term borrowed funds	5,622	7	0.25	10,717	43	0.81

Total borrowed funds	245,032	5,041	4.15	268,414	5,587	4.20

Total interest-bearing liabilities	712,232	9,232	2.62%	669,735	10,832	3.26%

Non-interest-bearing deposits	35,198			29,397
Other liabilities	2,820			2,975

Total liabilities	750,250			702,107
Stockholders’ equity	62,003			72,447

Total liabilities and stockholders’ equity	$812,253			$774,554

Net interest rate spread			2.55%			2.15%

Net interest income		$10,840			$9,300

Net interest margin on average earning assets			2.79%			2.50%

LIQUIDITY AND CAPITAL RESOURCES:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank paid $750,000 in dividends to the Company in the first six months of 2010 compared to none in the same period of 2009.
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
The Bank has a collateralized line of credit of $3.0 million with the FHLBB. At June 30, 2010, the entire $3.0 million was available. In addition, the Bank established a collateralized line of credit with the Federal Reserve Bank discount window for $8.5 million which was available in its entirety at June 30, 2010.
The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLBB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLBB at June 30, 2010 was $245.6 million, of which $184.9 million had been borrowed.
At June 30, 2010, the Company’s stockholders’ equity totaled $64.1 million, an increase of $3.6 million when compared to $60.5 million at December 31, 2009. The increase was primarily attributable to net income of $3.1 million coupled with an increase in the net unrealized gain on investment securities available for sale of $1.1 million, net of tax, partially offset by cash dividends to common shareholders of $721,000.
Each of the Company and the Bank was “well-capitalized” for bank regulatory purposes at June 30, 2010.
The following table presents the Company’s and the Bank’s capital ratios at June 30, 2010, December 31, 2009, and June 30, 2009:

	Regulatory Threshold
	for “Well Capitalized”
	Category	06/30/10	12/31/09	06/30/09
LSB Corporation Tier 1 risk-based	6.0%	10.31%	9.74%	12.72%
River Bank Tier 1 leverage ratio	5.0%	7.25%	6.85%	8.14%
River Bank Tier 1 risk-based	6.0%	10.14%	9.57%	11.55%
River Bank total risk-based	10.0%	12.44%	11.84%	12.73%
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is involved in various legal proceedings incidental to its business. During the three months ended June 30, 2010, no new legal proceeding was filed or terminated and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.
On July 27, 2010, George Assad, Jr., an alleged stockholder of the Company, filed a putative class action allegedly on behalf of all Company stockholders in the Massachusetts Superior Court, Essex County, against the Company, River Bank, the Company’s board of Directors, People’s United Financial, Inc. (“People’s United”), People’s United Bank, a wholly-owned subsidiary of People’s United, and Bridgeport Merger Corporation, a wholly-owned subsidiary of People’s United. The case is captioned George Assad, Jr. v. LSB Corporation et al., Civ. Act. No. 2010-1616. The complaint generally alleges that the Company’s board of directors breached its fiduciary duties by approving the agreement and plan of merger, dated as of July 15, 2010, by and among the Company, River Bank, People’s United, People’s United Bank and Bridgeport Merger Corporation, because, plaintiff alleges, the proposed merger would deny Company stockholders the right to share proportionately in the value of the Company’s ongoing business and future growth, the merger consideration of $21.00 per share is inadequate, the merger agreement’s termination fee and no solicitation provisions discourage bids from other sources and the transaction unfairly benefits the Company’s board of directors and chief executive officer to the disadvantage of its stockholders. The complaint also alleges that People’s United Bank and Bridgeport Merger Corporation aided and abetted our board’s breach of fiduciary duties. The complaint seeks an order preliminarily and permanently enjoining the defendants from consummating, or closing the merger; in the event that the merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages; an accounting; and attorneys fees and costs. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this action.
ITEM 1A. RISK FACTORS
Other than the risk factors discussed below, management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2009.
Proposed Merger with People’s United Financial, Inc.
On July 15, 2010, the Company entered into an Agreement and Plan of Merger with People’s United Financial, Inc. to acquire the Company in an all-cash transaction. Completion of the merger is subject to various customary closing conditions including, but not limited to, certain regulatory approvals and the affirmative vote of the holders of not less than two-thirds of the shares of the Company’s common stock outstanding and entitled to vote. The Company currently expects that the merger will be completed in the fourth quarter of 2010. It is possible, however, that factors outside of the Company’s control could require the parties to complete the merger at a later time, or not to complete the merger at all. Delay or failure to consummate the merger could have a negative impact on the price of the Company’s common stock.
Financial Regulatory Reform Legislation
On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) into law. The Act comprehensively reforms the regulation of financial institutions, products and services. Among other things, the Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and extends for two years the Transaction Account Guarantee Program, which will become mandatory for all insured depository institutions. Pursuant to modifications under the Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio will be raised to 1.35%. In addition, the Act authorizes the FRB to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages. The Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the FRB. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services.
The Act grants the SEC express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Act, the Company will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Act also requires that stock exchanges amend their listing rules (i) to require, among other things, that each listed company’s compensation committee be granted the authority and funding to retain independent advisors and (ii) to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.
It is difficult to predict at this time what specific impact the Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum these emerging regulations will increase the Company’s operating and compliance costs.
ITEM 6. EXHIBITS

Number	Description
2.1	Plan of Reorganization and Acquisition, dated as of March 12, 2001 between LSB Corporation and Lawrence Savings Bank (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

2.2	Agreement and Plan of Merger, dated as of July 15, 2010, by and among LSB Corporation, River Bank, People’s United Financial, Inc., People’s United Bank, and Bridgeport Merger Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 16, 2010, and incorporated herein by reference)

3(i).1	Articles of Organization of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated by reference)

3(i).2	Articles of Amendment of the Articles of Organization of LSB Corporation, as submitted for filing in the Office of the Secretary of the Commonwealth of Massachusetts on December 30, 2005, (Filed as Exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed January 6, 2006, and incorporated herein by reference)

Number	Description
3(i).3	Articles of Amendment to the Articles of Organization of LSB Corporation, establishing the fixed rate cumulative perpetual preferred stock, Series B (Filed as Exhibit 3.1 to the Company’s Current Report of Form 8-K filed December 17, 2008, and incorporated herein by reference)

3(ii)	Amended and Restated By-Laws of LSB Corporation (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2007, and incorporated herein by reference)

3(iii)	Lawrence Savings Bank Certificate of Vote of Directors Establishing a Series of a Class of Stock (Filed as Exhibit 3(iii) to the Company’s 2005 Annual Report on Form 10-K and incorporated herein by reference)

4.1	Specimen certificate of shares of common stock of the Company (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 2, 2001, (File Number 000-32955) and incorporated herein by reference)

4.2	Renewed Rights Agreement dated as of November 17, 2005, between LSB Corporation and Computershare Trust Company, N.A., as Rights Agent (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 31, 2006, and incorporated herein by reference)

4.3	Amendment to Renewed Rights Agreement, dated as of July 15, 2010, by and between LSB Corporation and Computershare Trust Company (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2010, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB CORPORATION
August 13, 2010	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

August 13, 2010	/s/ Diane L. Walker
Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the six months ended June 30, 2010
EXHIBIT INDEX