Form 10-Q
period 2010-09-30
LSB CORP
filed 2010-11-10
CIK 1143848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐          No  ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2010

Common Stock, par value $.10 per share	4,506,686 shares

LSB CORPORATION AND SUBSIDIARY

PART 1 — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(In thousands, except share data)
ASSETS
Assets:
Cash and due from banks	$7,908	$8,615
Federal funds sold	24,619	6,597

Total cash and cash equivalents	32,527	15,212
Investment securities available for sale, at fair value, amortized cost of $163,961 in 2010 and $224,130 in 2009	170,954	230,533
Federal Home Loan Bank stock, at cost	11,825	11,825
Loans, net of allowance for loan losses of $7,075 in 2010 and $7,168 in 2009	532,175	529,451
Premises and equipment	8,604	7,209
Accrued interest receivable	2,469	2,727
Deferred income tax asset, net	4,195	4,315
Bank-owned life insurance	11,466	11,120
Other real estate owned	2,432	—
Prepaid FDIC insurance	2,484	3,069
Other assets	1,221	1,137

Total assets	$780,352	$816,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Core deposits	$262,683	$252,389
Retail term deposits	197,510	211,061
Brokered term deposits	14,950	29,344

Total deposits	475,143	492,794
Long-term borrowed funds	221,847	245,971
Short-term borrowed funds	7,730	7,111
Subordinated debt	6,000	6,000
Mortgagors’ escrow accounts	949	776
Other liabilities	4,673	3,426

Total liabilities	716,342	756,078

Stockholders’ equity:
Preferred stock, Series A, $.10 par value per share: 5,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value per share; 20,000,000 shares authorized; 4,506,686 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	451	451
Additional paid-in capital	60,004	60,004
Accumulated deficit	(645)	(3,802)
Accumulated other comprehensive income	4,200	3,867

Total stockholders’ equity	64,010	60,520

Total liabilities and stockholders’ equity	$780,352	$816,598

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except share data)
Interest and dividend income:
Loans	$7,921	$7,462	$23,489	$21,216
Investment securities available for sale	1,857	2,795	6,347	9,162
Short term investments	8	11	22	22

Total interest and dividend income	9,786	10,268	29,858	30,400

Interest expense:
Deposits	1,828	2,501	6,018	7,746
Long-term borrowed funds	2,262	2,721	7,035	8,265
Short-term borrowed funds	4	4	12	47
Subordinated debt	132	—	393	—

Total interest expense	4,226	5,226	13,458	16,058

Net interest income	5,560	5,042	16,400	14,342
Provision for loan losses	750	400	2,150	1,100

Net interest income, after provision for loan losses	4,810	4,642	14,250	13,242

Non-interest income:
Deposit account fees	249	253	710	710
Loan servicing fees, net	76	34	227	150
Gain on sales of securities, net	688	572	2,064	1,030
Income on bank-owned life insurance	116	115	346	364
Prepayment penalty on FHLB advances	—	—	(149)	—
Other income	133	122	394	347

Total non-interest income	1,262	1,096	3,592	2,601

Non-interest expense:
Salaries and employee benefits	2,097	1,643	5,842	5,013
Occupancy and equipment	422	357	1,364	1,077
Data processing	207	228	741	702
Professional	71	113	312	450
Marketing	67	116	307	374
Other real estate owned	184	4	199	6
FDIC deposit insurance	201	262	612	1,022
Merger expense	475	—	475	—
Other	501	544	1,452	1,702

Total non-interest expense	4,225	3,267	11,304	10,346

Income before income tax expense	1,847	2,471	6,538	5,497
Income tax provision	708	910	2,254	1,911

Net income before preferred stock dividends and accretion	1,139	1,561	4,284	3,586
Preferred stock dividends and accretion	—	(215)	—	(588)

Net income available to common shareholders	$1,139	$1,346	$4,284	$2,998

Average basic common shares outstanding	4,506,686	4,495,356	4,506,686	4,479,316
Common stock equivalents	42,102	1,324	15,853	1,031

Average diluted common shares outstanding	4,548,788	4,496,680	4,522,539	4,480,347

Basic earnings per share	$0.25	$0.30	$0.95	$0.66

Diluted earnings per share	$0.25	$0.30	$0.95	$0.66

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND THE
NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Income	Equity
	(In thousands, except share data)

Balance at December 31, 2008	$14,455	$447	$60,179	$(6,250)	$3,311	$72,142

Net income	—	—	—	5,037	—	5,037
Other comprehensive income - Unrealized gain on securities available for sale (tax effect $343)	—	—	—	—	556	556

Total comprehensive income						5,593

Stock-based compensation	—	—	121	—	—	121
Exercise of stock options and tax benefits (28,995 shares)	—	4	264	—	—	268
Common dividends declared and paid ($0.30 per share)	—	—	—	(1,344)	—	(1,344)
Preferred dividends declared and paid	—	—	—	(700)	—	(700)
Accretion of discount on preferred stock	545	—	—	(545)	—	—
Redemption of preferred stock	(15,000)	—	—	—	—	(15,000)
Repurchase of warrants issued with preferred stock	—	—	(560)	—	—	(560)

Balance at December 31, 2009	—	451	60,004	(3,802)	3,867	60,520

Net income	—	—	—	4,284	—	4,284
Other comprehensive income - Unrealized gain on securities available for sale, net (tax effect $257)	—	—	—	—	333	333

Total comprehensive income						4,617
Dividends declared and paid ($0.25 per common share)	—	—	—	(1,127)	—	(1,127)

Balance at September 30, 2010	$—	$451	$60,004	$(645)	$4,200	$64,010

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$4,284	$2,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,150	1,100
Gains on sales of securities	(2,064)	(1,030)
Net accretion of investment securities	(110)	(528)
Depreciation and amortization of premises and equipment	567	453
Decrease in accrued interest receivable	258	25
Deferred income tax (benefit) provision	(136)	132
Stock-based compensation	—	19
Income on bank-owned life insurance	(346)	(364)
Decrease in other assets and prepaid FDIC Insurance	500	15
Increase in other liabilities	1,247	719

Net cash provided by operating activities	6,350	3,539

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	23,279	20,367
Proceeds from sales of investment securities available for sale	42,254	19,348
Purchases of investment securities available for sale	(44,943)	(74,902)
Principal payments of investment securities available for sale	41,753	64,167
Loan originations, net of principal payments	(7,603)	(59,333)
Loans purchased	—	(6,837)
Proceeds from sales of other real estate owned	297	—
Purchases of premises and equipment	(1,962)	(1,378)

Net cash provided by (used in) investing activities	53,075	(38,568)

Cash flows from financing activities:
Net (decrease) increase in deposits	(17,651)	62,688
Additions to long-term borrowed funds	9,000	—
Payments on long-term borrowed funds	(33,124)	(10,117)
Net increase (decrease) in short-term borrowed funds	619	(11,558)
Increase in mortgagors’ escrow accounts	173	267
Dividends paid to preferred shareholders	—	(507)
Dividends paid to common shareholders	(1,127)	(1,119)
Proceeds from exercise of stock options	—	265

Net cash (used in) provided by financing activities	(42,110)	39,919

Net increase in cash and cash equivalents	17,315	4,890
Cash and cash equivalents, beginning of period	15,212	13,328

Cash and cash equivalents, end of period	$32,527	$18,218

Cash paid during the period for:
Interest on deposits	$6,041	$7,758
Interest on borrowed funds	7,562	8,399
Income taxes paid	1,608	1,791

Supplemental non cash investing and financing activities:
Transfers to other real estate owned	$2,729	—
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

LSB CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)
1. BASIS OF PRESENTATION AND PENDING MERGER
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
The completion of the merger is subject to customary conditions, including the approval of the shareholders of LSB Corporation and the receipt of regulatory approvals. The shareholders of LSB approved the Agreement and Plan of Merger at a special meeting of shareholders held on October 27, 2010. Assuming satisfaction of all of the remaining conditions to closing, including the receipt of regulatory approvals, completion of the merger is expected to occur in the fourth quarter of 2010.
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

2. INVESTMENTS
The following table reflects the components and carrying values of the investment securities portfolio at September 30, 2010 and December 31, 2009:

	9/30/10				12/31/09
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
					(In thousands)
Debt securities:
U.S. Treasury obligations	$5,544	$366	$—	$5,910	$5,557	$237	$—	$5,794
Government-sponsored enterprise obligations (1)	38,329	353	(1)	38,681	33,379	188	(49)	33,518
Residentialmortgage-backed:
U.S. government guaranteed	11,270	611	—	11,881	16,037	483	—	16,520
Government-sponsored enterprises	76,313	4,805	—	81,118	118,537	5,543	(71)	124,009
Residential collateralized mortgage obligations:
U.S. government guaranteed	23,106	764	—	23,870	21,965	94	(80)	21,979
Government-sponsored enterprises	5,942	86	—	6,028	21,283	389	—	21,672
Private-label	—	—	—	—	1,415	93	—	1,508
Corporate obligations	—	—	—	—	2,489	—	(111)	2,378

Total debt securities	160,504	6,985	(1)	167,488	220,662	7,027	(311)	227,378

Equity securities:
Mutual funds	1,000	—	(1)	999	1,000	—	(34)	966
Equity securities	2,457	10	—	2,467	2,468	—	(279)	2,189

Total equity securities	3,457	10	(1)	3,466	3,468	—	(313)	3,155

Total investment securities	$163,961	$6,995	$(2)	$170,954	$224,130	$7,027	$(624)	$230,533

(1)	Government-sponsored enterprise obligations include investment securities issued by government sponsored enterprises (“GSEs”) such as Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”). These investment securities do not represent obligations of the U.S. Government and are not backed by the full faith and credit of the Treasury.
The net unrealized gains on securities available for sale at September 30, 2010 totaled $7.0 million, or $4.2 million net of taxes. One preferred equity security was on the Bank’s securities watch list due to its credit rating by external, independent rating agencies and has since recovered all of the unrealized losses during 2010 due to the improved outlook of the issuer. The gross unrealized losses resulted from changes in interest rates and are not material as of September 30, 2010.
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010.

	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(In thousands)

Debt securities:
Government-sponsored enterprises	$4,008	$(1)	$—	$—	$4,008	$(1)

Total debt securities	4,008	(1)	—	—	4,008	(1)

Equity securities:
Mutual funds	—	—	999	(1)	999	(1)

Total equity securities	—	—	999	(1)	999	(1)

Total temporarily impaired securities	$4,008	$(1)	$999	$(1)	$5,007	$(2)

The Company realized gross gains of $2.1 million and gross losses of $5,000 on the sale of $42.3 million of investments available for sale in the first nine months of 2010.
The following table is a summary of the contractual maturities of debt securities available for sale at September 30, 2010. Mortgage-backed securities and collateralized mortgage obligations are shown at their final contractual maturity date but are expected to have shorter average lives.

	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Within 1 year	$499	$500
After 1 year through 5 years	46,241	47,078
After 5 years through 10 years	16,733	17,201
After 10 years	97,031	102,709

Total debt securities	$160,504	$167,488

Investment securities pledged as collateral for customer repurchase and wholesale repurchase agreements at September 30, 2010 totaled $8.5 million and $47.2 million, respectively.
3. CONTINGENCIES
George Assad, Jr. and William S. Madden, both alleged stockholders of the Company, each filed putative class action lawsuits on July 27, 2010 and August 20, 2010, respectively, allegedly on behalf of all Company stockholders. The lawsuits were filed in the Massachusetts Superior Court, Essex County, against the Company, River Bank, the Company’s board of Directors, People’s United Financial, Inc. (“People’s United”), People’s United Bank, a wholly-owned subsidiary of People’s United, and Bridgeport Merger Corporation, a wholly-owned subsidiary of People’s United. The case filed by Mr. Assad is captioned George Assad, Jr. v. LSB Corporation et al., Civ. A. No. 2010-1616. The case filed by Mr. Madden is captioned William S. Madden v. LSB Corporation et al., Civ. A. No. 2010-1702. Mr. Assad and Mr. Madden both filed amended complaints on August 27, 2010. The complaints generally allege that the Company’s board of directors breached its fiduciary duties by approving the agreement and plan of merger, dated as of July 15, 2010, by and among the Company, River Bank, People’s United, People’s United Bank and Bridgeport Merger Corporation, because, plaintiffs allege, the proposed merger would deny Company stockholders the right to share proportionately in the value of the Company’s ongoing business and future growth, the merger consideration of $21.00 per share is inadequate, the merger agreement’s termination fee and no solicitation provisions discourage bids from other sources and the transaction unfairly benefits the Company’s board of directors and chief executive officer to the disadvantage of its stockholders. The amended complaints further allege that the proxy statement sent to the Company’s stockholders and filed with the Securities and Exchange Commission is deficient in that it fails to disclose all of the underlying methodologies, projections, key inputs and multiples relied upon and observed by Sandler O’Neill. The amended complaints also allege that People’s United, People’s United Bank and Bridgeport Merger Corporation aided and abetted our Board’s breach of fiduciary duties. The complaints seek an order preliminarily and permanently enjoining the defendants from consummating, or closing the merger; in the event that the merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages; an accounting; and attorneys fees and costs. The cases were subsequently consolidated and transferred to the Business Litigation Section of the Massachusetts Superior Court sitting in Suffolk County. The consolidated case is captioned George Assad, Jr. v. LSB Corporation et al., Suffolk Civil Action No. 2010-3626-BLS2. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this action. On October 22, 2010, the Superior Court denied the plaintiffs motion for preliminary injunction to prevent, pending additional disclosure, the shareholder vote scheduled for October 27, 2010, stating that “overall, the Court concludes that the plaintiffs have not established a likelihood of success on the merits of their claim of inadequate disclosure.”
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
The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009, follow:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)

Financial assets:
Cash and due from banks	$7,908	$7,908	$8,615	$8,615
Federal Funds sold	24,619	24,619	6,597	6,597
Investment securities available for sale	170,954	170,954	230,533	230,533
Federal Home Loan Bank stock	11,825	11,825	11,825	11,825
Accrued interest receivable	2,469	2,469	2,727	2,727
Loans, net	532,175	545,924	529,451	526,087
Financial liabilities:
Core deposits	262,683	262,683	252,389	252,389
Certificates of deposit	212,460	218,004	240,405	244,002
Borrowed funds	235,577	261,108	259,082	272,320
Mortgagors’ escrow accounts	949	949	776	776
Accrued interest payable	841	841	987	987
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

Assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, are summarized below. There are no liabilities measured at fair value on a recurring basis. The Company had no transfers into or out of Levels 1, 2 or 3 during the nine months ended September 30, 2010.

2010	Level 1	Level 2	Level 3	Fair Value
		(In thousands)

Investment securities available for sale:
U.S. Treasury obligations	$5,910	$—	$—	$5,910
All other debt securities	—	161,578	—	161,578
Equity securities	2,049	1,001	416	3,466

Total recurring assets	$7,959	$162,579	$416	$170,954

2009	Level 1	Level 2	Level 3	Fair Value
		(In thousands)

Investment securities available for sale:
U.S. Treasury obligations	$5,794	$—	$—	$5,794
All other debt securities	—	221,584	—	221,584
Equity securities	1,760	970	425	3,155

Total recurring assets	$7,554	$222,554	$425	$230,533

There was a minimal change in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2010 and the year ended December 31, 2009. The investments carried under Level 3 assumptions are carried at par value since all redemptions have been made at par value and represent non-marketable securities.
The Company may also be required, from time to time, to measure certain other assets or liabilities on a non-recurring basis in accordance with generally accepted accounting principles. Asset adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis at September 30, 2010 or December 31, 2009. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the assets measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009. The losses represent the amount of losses recorded during 2010 on the assets held at September 30, 2010 and during 2009 on the assets held at December 31, 2009.

				Three months ended	Nine months ended
				September 30, 2010	September 30, 2010
2010	Level 1	Level 2	Level 3	Total Losses	Total Losses
			(In thousands)
Impaired loans	$—	$—	$2,513	$122	$398
Other real estate owned	$—	$—	$2,432	$613	$1,138

					Year ended
					December 31, 2009
2009	Level 1	Level 2	Level 3		Total Losses
	(In thousands)
Impaired loans	$—	$—	$2,781	—	$415

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this report, the Company has made forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 as amended) that are subject to risks and uncertainties. Such forward-looking statements are expressions of management’s expectations as of the date of this report regarding future events or trends which do not relate to historical matters. Such expectations may or may not be realized, depending on a number of variable factors, including, but not limited to, changes in interest rates, general economic conditions, including real estate conditions in the Bank’s lending areas, regulatory considerations, competition and consummation of the merger with People’s United Financial, Inc. For more information about these factors, please see our 2009 Annual Report on Form 10-K on file with the SEC, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 on file with the SEC. As a result of such risk factors and uncertainties, among others, the Company’s actual results may differ materially from such forward-looking statements. The Company does not undertake and specifically disclaims any obligation to publicly release updates or revisions to any such forward-looking statements as a result of new information, future events or otherwise.
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
EXECUTIVE LEVEL OVERVIEW
The Company recorded third quarter 2010 net income available to common shareholders of $1.1 million, or $0.25 per diluted common share, compared to $1.3 million, or $0.30 per diluted common share, for the third quarter of 2009. The largest factors affecting the quarterly results were the $518,000 improvement in net interest income, the increase in the provision for loan losses totaling $750,000 and $400,000 in the third quarter of 2010 versus 2009, merger expenses of $475,000 incurred in 2010 relating to our pending acquisition by People’s United partially offset by gains on sales of investments totaling $688,000 and $572,000 in the third quarter of 2010 and 2009, respectively, as well as the preferred stock dividend and accretion of $215,000 in the third quarter of 2009.
On July 15, 2010, the Company entered into an Agreement and Plan of Merger with People’s United Financial, Inc. to acquire the Company in an all-cash transaction valued at $21.00 per share or approximately $96 million. The completion of the merger is subject to customary conditions, including the approval of the shareholders of LSB Corporation and the receipt of regulatory approvals. The shareholders of LSB approved the Agreement and Plan of Merger at a special meeting of shareholders held on October 27, 2010. Assuming satisfaction of the remaining conditions to closing, including the receipt of regulatory approvals, completion of the merger is expected to occur in the fourth quarter of 2010.
The Company’s financial results are dependent on the following areas of the income statement: net interest income, provision for loan losses, non-interest income, non-interest expense and provision for income taxes. Net interest income is the Company’s most significant source of revenue and is the main focus of management. Net interest income is the difference between interest earned on loans and investment securities and interest paid on deposits and borrowings. Management’s efforts in this area are to increase the corporate loan portfolio, which includes construction, commercial real estate and commercial loans, and the residential loan portfolio. Management’s efforts for funding are to increase core deposit accounts, which are lower interest-bearing accounts and include savings and money market accounts, and demand deposit accounts. Deposits and borrowings typically have short durations and the costs of these funds do not necessarily rise and fall concurrently with earnings from loans and investment securities. There are many risks involved in managing net interest income including, but not limited to, credit risk, interest rate risk and duration risk. These risks have a direct impact on the level of net interest income. The Company manages these risks through its internal credit and underwriting function and reviews these risks at meetings of the Asset and Liability Management Committee (“ALCO”) on a regular basis. The credit review process reviews loans for underwriting and grading of loan quality while ALCO reviews the liquidity, interest rate risk, duration risk and allocation of capital resources. Loan quality has a direct impact on the amount of provisions for loan losses the Company reports.
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

The Company believes that the most significant challenge in the current interest rate environment is to increase net interest income while also maintaining competitive deposit rates. The Company’s net interest income for the nine months ended September 30, 2010 was $16.4 million, a 14.3% increase from $14.3 million for the comparable period in 2009, primarily due to sustained loan growth. The results from the Company’s continued emphasis on increasing loan originations instead of purchasing lower-yielding investment securities favorably affected net interest income during the nine months ended September 30, 2010.
FINANCIAL CONDITION
SUMMARY
The Company maintains its commitment to servicing the banking needs of the local community in the Merrimack Valley area of northeastern Massachusetts and southern New Hampshire. The Company had total assets of $780.4 million at September 30, 2010, compared to $816.6 million at December 31, 2009. The decrease in asset size at September 30, 2010 from December 31, 2009 reflected a measured effort to reduce wholesale funding. The Company experienced local loan growth of $2.6 million, or 0.5%, from December 31, 2009.
Investments:
The investment securities portfolio totaled $171.0 million, or 21.9% of total assets, at September 30, 2010, a decrease of $59.6 million, or 25.8%, compared to $230.5 million, or 28.2% of total assets at December 31, 2009.
During the first nine months of 2010, the Bank experienced cash inflows of $41.8 million from principal payments and prepayments of investments, $23.3 million in calls and maturities, as well as $42.3 million in proceeds from sales of investments. The funds were reinvested in investment securities purchases totaling $44.9 million, funded new loan originations and paid down maturing FHLBB advances. These purchases were primarily for use as collateral for wholesale repurchase agreements, FHLBB short-term and long-term advances and customer repurchase agreements. The Company intends to utilize future principal paydowns and maturities from the investment portfolio to fund future loan growth.
Loans:
Total loans increased $2.6 million to $539.3 million and represented 69.1% of total assets at September 30, 2010, versus $536.6 million and 65.7% of total assets, respectively, at December 31, 2009. Retail loans, comprised primarily of residential mortgage loans, increased $5.0 million while corporate loans, comprised mainly of construction and commercial real estate loans, increased $2.4 million during the same period. The increase is due to loan growth experienced in the commercial business, commercial real estate and residential loan categories and reflects the continued strategic preference toward loan originations rather than investment security purchases. There has been continued demand from the Bank’s existing borrowers which is reflected in the commercial business loans. During the first nine months of 2010, construction loans decreased $9.8 million due to sales of the underlying collateral in the portfolio and the transfer of $2.7 million primarily from construction loans to OREO.
The following table reflects the loan portfolio at September 30, 2010 and December 31, 2009:

	9/30/10	12/31/09
	(In thousands)
Residential real estate	$134,918	$131,441
Home equity lines and second mortgages	28,493	27,003
Consumer	733	657

Retail loans	164,144	159,101

Construction and land development	52,923	62,772
Commercial real estate	283,488	282,716
Commercial business	38,695	32030

Corporate loans	375,106	377,518

Total loans	539,250	536,619
Allowance for loan losses	(7,075)	(7,168)

Net loans	$532,175	$529,451

Allowance For Loan Losses:
The following table summarizes changes in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	9/30/10	9/30/09	9/30/10	9/30/09
		(Dollars in thousands)
Beginning balance	$7,467	$6,399	$7,168	$5,885
Provision for loan losses	750	400	2,150	1,100
Recoveries on loans previously charged-off	46	1	51	3
Loans charged-off	(1,188)	(164)	(2,294)	(352)

Ending balance	$7,075	$6,636	$7,075	$6,636

Ratios:
Annualized net charge-offs to average loans outstanding	0.84%	0.13%	0.55%	0.10%
Allowance for loan losses to total loans at end of period	1.31%	1.28%	1.31%	1.28%
The allowance for loan losses totaled $7.1 million at September 30, 2010 compared to $7.2 million and $6.6 million, respectively, at December 31, 2009 and September 30, 2009. The coverage of the allowance for loan losses decreased slightly to 1.31% at September 30, 2010 from 1.34% at December 31, 2009 and increased from 1.28% at September 30, 2009. The Company recorded charge-offs of $1.3 million in the first nine months of 2010 on one commercial construction loan that was foreclosed in July 2010 and the remaining balance of $1.0 million was transferred into other real estate owned (“OREO”) at that time. The Company believes that asset quality remains high, as evidenced by the relatively low levels of non-performing and delinquent loans as a percentage of total loans and OREO or total assets as defined below. See “Risk Assets” below. The higher level of loan charge-offs offset by the low levels of delinquent loans and sustained asset quality of the loan portfolio contributed to the assessment of the allowance for loan losses and resulted in the decrease in the allowance for loan loss coverage as a percentage of total loans from December 31, 2009 to September 30, 2010. The Company has not engaged in any subprime lending, which it views as one-to-four-family residential loans to a borrower with a credit score below 620 on a scale that ranges from 300 to 850.
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
Risk Assets:
Risk assets consist of non-performing loans and OREO. Non-performing loans consist of both loans that are 90 days or more past due and loans that are placed on non-accrual because full collection of the principal balance and interest is in doubt. OREO is comprised of foreclosed properties where the Company has formally received title or has possession of the collateral and is carried at the estimated fair value of the property, less selling costs.
Total risk assets were $6.7 million at September 30, 2010, compared to $6.0 million at December 31, 2009 and $3.7 million as of September 30, 2009. As evidenced by the table below, the economy has had an impact on the level of non-performing loans and on residential and commercial real estate non-performing loans in particular. The Bank expects the commercial business non-performing loans totaling $437,000 will be partially protected by a guaranty by the SBA in the amount of $387,000.
Impaired loans consist of commercial and commercial real estate loans and individually significant residential mortgage loans for which management believes it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans totaled $8.5 million and $7.3 million at September 30, 2010 and December 31, 2009, respectively, with specific reserves of $117,000 and $415,000, respectively. Of the $8.5 million in impaired loans, $1.6 million represent modifications on residential, owner-occupied properties at September 30, 2010. Additionally, one construction loan for residential condominiums with a balance of $1.3 million and four commercial rentals from the same project with an aggregate balance of $1.3 million were modified at a lower interest rate as the project experienced a slow down in sales activity during the winter months of 2009. This construction loan and related rental units totaled $2.6 million at September 30, 2010, down from a combined balance of $4.9 million in December 2009 and $4.1 million as of June 30, 2010, are included in the accruing loan portfolio. The Company does not have collateral concerns and the loans remained current on their respective payment status. The remaining impaired loans are reported as nonaccrual loans in the table below in their respective loan category. All of the impaired loans at September 30, 2010, have been measured using either the fair value of the collateral method or the estimated cash flow method. The Company had impaired loans totaling $4.6 million at September 30, 2009, with specific reserves of $50,000.
The following table summarizes the Company’s risk assets at September 30, 2010, December 31, 2009 and September 30, 2009:

	9/30/10	12/31/09	9/30/09
	(Dollars in thousands)
Non-performing loans:
Residential real estate	$1,247	$1,211	$986
Construction and land development	285	2,527	350
Commercial real estate	2,285	1,528	1,478
Commercial business	437	683	668
Equity	39	54	66

Total non-performing loans	4,293	6,003	3,548
Other real estate owned	2,432	—	120

Total risk assets	$6,725	$6,003	$3,668

Restructured loans — accruing	$5,385	$2,634	$2,089

Risk assets as a percent of total loans and OREO	1.24%	1.12%	0.71%

Risk assets as a percent of total assets	0.86%	0.74%	0.45%

Deposits:
Deposits decreased by $17.7 million during the first nine months of 2010 to $475.1 million at September 30, 2010, from $492.8 million at December 31, 2009. Core deposits, consisting of NOW accounts, demand deposit accounts, savings accounts and money market accounts, increased $10.3 million, or 4.1%, amounting to $262.7 million at September 30, 2010, compared to $252.4 million at December 31, 2009. Savings accounts experienced an increase of $10.3 million from December 31, 2009, to $101.0 million at September 30, 2010, primarily due to higher-rate promotional accounts. NOW and demand deposit accounts increased $4.3 million and $4.1 million, respectively, from December 31, 2009, to $25.0 million and $38.5 million, respectively, at September 30, 2010. Money market accounts decreased $8.5 million to $98.2 million at September 30, 2010. Term deposits, comprised of brokered and retail certificates of deposit, decreased $27.9 million, or 11.6%, totaling $212.5 million at September 30, 2010, versus $240.4 million at December 31, 2009. Retail certificates of deposit decreased $13.6 million to $197.5 million at September 30, 2010, while brokered certificates of deposit decreased $14.4 million to $15.0 million at September 30, 2010. The decrease in brokered deposits reflects maturities of $14.4 million.
Due to the recent turmoil in the financial markets, the Bank has seen an inflow of core deposits as evidenced by the 4.1% growth in core deposits during the first nine months of 2010. However, the Company continues to face strong competition for deposits which will impact the rate of growth of deposits for the foreseeable future.

The following table reflects the components of the deposit portfolio at September 30, 2010 and December 31, 2009:

	9/30/10	12/31/09
	(In thousands)
NOW accounts	$24,995	$20,739
Demand deposit accounts	38,516	34,368
Savings accounts	100,984	90,642
Money market accounts	98,188	106,640

Core deposits	262,683	252,389

Brokered certificates of deposit	14,950	29,344
Retail certificates of deposit	197,510	211,061

Term deposits	212,460	240,405

Total deposits	$475,143	$492,794

Borrowed Funds:
Borrowed funds consist of long-term Federal Home Loan Bank of Boston (FHLBB) advances, securities sold under agreements to repurchase and subordinated debt. Total borrowed funds amounted to $235.6 million at September 30, 2010, compared to $259.1 million at December 31, 2009, a decrease of $23.5 million or 9.1%. Short-term borrowings increased $619,000 from December 31, 2009, while long-term FHLBB borrowed funds decreased $24.1 million due to maturing advances totaling $28.0 million and $5.0 million in prepayments. Wholesale repurchase agreements remained stable at $40.0 million at both September 30, 2010 and December 31, 2009. In October 2009, the Bank entered into a subordinated debt agreement for $6.0 million on an unsecured basis with a final maturity in October 2016. The subordinated agreement calls for a fixed interest rate of 8.5% and equal annual principal payments of $1.2 million commencing on the third anniversary of the agreement. The entire amount of the subordinated debt was included as part of the Bank’s Tier 2 capital for regulatory purposes at both September 30, 2010 and December 31, 2009. The Company reduced its borrowing position with a view toward lessening the Company’s exposure to rate fluctuations that may occur in the coming year.
The following table reflects the components of borrowings at September 30, 2010 and December 31, 2009:

	9/30/10	12/31/09
	(In thousands)
Long-term borrowed funds:
FHLBB long-term advances	$181,847	$205,971
Subordinated debt	6,000	6,000
Wholesale repurchase agreements	40,000	40,000

	227,847	251,971

Short-term borrowed funds:
Customer repurchase agreements	7,730	7,111

	7,730	7,111

Total borrowed funds	$235,577	$259,082

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
SUMMARY
The Company reported net income available to common shareholders of $1.1 million, or $0.25 per diluted common share, as compared to $1.3 million, or $0.30 per diluted common share, for the three months ended September 30, 2010 and 2009, respectively. The largest factors affecting net income were an improvement of $518,000 in the net interest income and an increase in the gains on sales of investments amounting to $116,000 in the third quarter of 2010 as compared to the third quarter of 2009, as well as the preferred stock dividend and accretion of $215,000 in the third quarter of 2009 not incurred in 2010. Offsetting the impact of these gains were an increased loan loss provision from the third quarter of 2009 of $350,000 and merger expenses relating to our pending acquisition by People’s United totaling $475,000 incurred in 2010.
Net Interest Income:
Net interest income for the three months ended September 30, 2010 increased by $518,000, or 10.3%, to $5.6 million from $5.0 million for the same period of 2009. The net interest rate spread increased to 2.66% for the three months ended September 30, 2010 versus 2.26% for the same period of 2009. Interest and dividend income for the three months ended September 30, 2010 decreased $482,000, or 4.7%, primarily due to a decline in investment security rates and average balances compared to the same period of 2009. Interest expense decreased $1.0 million or 19.1% to $4.2 million from $5.2 million during the three months ended September 30, 2010, versus 2009, respectively, primarily due to a decrease in average deposit rates. Net interest margin increased to 2.90% versus 2.59% for the quarters ended September 30, 2010 and 2009, respectively.
Interest and Dividend Income:
Interest and dividend income decreased $482,000, or 4.7%, during the third quarter of 2010 versus the same quarter in 2009, primarily due to a decline in investment security rates and average balances, which was partially offset by a rise in average loan balances.
Interest income on loans for the three months ended September 30, 2010 increased $459,000, or 6.2%, from the same period of 2009. Average loan interest rates decreased 3 basis points from 5.83% to 5.80% during the third quarter of 2010 as compared to the same quarter of 2009, resulting in a decrease of $60,000 to interest income. Average loan balances rose $34.3 million, or 6.7%, from $507.8 million in 2009 to $542.1 million in 2010, contributing $519,000 to interest income.
Interest income on investment securities for the three months ended September 30, 2010 decreased $941,000, or 33.5%, from the same period in 2009. Average investment security interest rates decreased 85 basis points during the third quarter of 2010, from 4.22% in 2009 to 3.37% in 2010, resulting in a decrease of $396,000 to interest income. Average investment security balances declined $44.0 million, or 16.7%, from $263.6 million in 2009 to $219.6 million in 2010, resulting in a decrease of $545,000 to interest income.
Interest Expense:
Interest expense decreased $1.0 million during the third quarter of 2010, from $5.2 million in the third quarter of 2009 to $4.2 million in the third quarter of 2010, primarily due to the decline in average deposit rates coupled with a decrease in average borrowed funds balances.
Interest expense on deposits for the three months ended September 30, 2010 decreased $673,000, or 26.9%, from the same period in 2009. Average deposit interest rates decreased 70 basis points, from 2.31% to 1.61% in the third quarter of 2010 as compared to the same quarter of 2009, decreasing interest expense by $588,000. Average interest-bearing deposit balances increased by $21.1 million, or 4.9%, from $429.5 million in 2009 to $450.6 million in 2010, accompanied by a change in the mix resulting in a decrease in higher rate certificates of deposit accounts which decreased interest expense by $85,000.
Interest expense on borrowed funds for the three months ended September 30, 2010 decreased $327,000, or 12.0%, from the same period in 2009. Average interest rates on borrowed funds declined 18 basis points from 4.22% in the third quarter of 2009 to 4.04% in the same quarter of 2010 reducing interest expense by $90,000. Average borrowed funds balances decreased $20.7 million, or 8.1%, from $256.1 million in 2009 to $235.4 million in 2010. This decrease resulted in a decline in interest expense of $237,000 due primarily to maturities and prepayments of longer term borrowed funds.
Provision for Loan Losses:
The provision for loan losses totaled $750,000 and $400,000 for the three months ended September 30, 2010 and 2009, respectively. The provisions in 2010 and 2009 reflect management’s analysis of loan growth and changes in risk during the third quarters of 2010 and 2009 with the highest levels of growth coming from the commercial real estate, commercial business and residential loan portfolios in 2010 and from the commercial real estate and residential loan portfolios in 2009. The increase in the provision for loan losses was due to the increase in loan charge-offs in the third quarter of 2010. See “Risk Assets” for additional information. The balance of the allowance for loan losses totaled $7.1 million at September 30, 2010, as compared to $7.2 million at December 31, 2009, and $6.6 million at September 30, 2009.
Non-Interest Income:
Non-interest income increased $166,000 or 15.1% for the three months ended September 30, 2010, compared to the same period in 2009, to $1.3 million in 2010 compared to income of $1.1 million in 2009. The largest factor in the increase in 2010 was the increase in gains on sales of securities which increased $116,000 to $688,000 from $572,000 in the third quarter of 2010 versus 2009, respectively. Deposit account fees decreased slightly to $249,000 from $253,000 for the three months ended September 30, 2010 and 2009, respectively. Loan servicing fees increased by $42,000 to $76,000 from $34,000 for the three months ended September 30, 2010 and 2009, respectively, due to the increase in late, prepayment document and modification fees on loans and the absence of amortization of serviced loan fees. Income on bank-owned life insurance remained stable at $116,000 for the three months ended September 30, 2010 from $115,000 for the same period in 2009. Other income increased $11,000 or 9.0% to $133,000 from $122,000 for the three months ended September 30, 2010 and 2009, respectively, due to an increase in ATM and debit card fees.
Non-Interest Expense:
Non-interest expenses increased $958,000, or 29.3%, during the third quarter of 2010 to $4.2 million versus $3.3 million for the same period of 2009 primarily resulting from merger expenses of $475,000 incurred in 2010 related to our pending acquisition by People’s United and an increase in salaries and benefits of $454,000, or 27.6%, to $2.1 million from $1.6 million in the third quarter of 2010 and 2009, respectively, due primarily to increases in bonuses, medical and dental insurance coupled with a reduction in deferred salaries resulting from fewer loan closings in 2010. Occupancy and equipment expense increased $65,000, or 18.2%, to $422,000 in the third quarter of 2010 from $357,000 in the same period of 2009 due mainly to an increase in depreciation due to the opening of the newly relocated Lawrence and Methuen, Massachusetts branches coupled with depreciation of obsolete equipment amounting to $17,000 and an increase in rent expense of $23,000. Data processing expense decreased $21,000, or 9.2%, to $207,000 from $228,000 in the third quarters of 2010 and 2009, respectively, due primarily to a decrease of $19,000 in computer software and license fees. Professional fees decreased $42,000, or 37.2%, to $71,000 in the third quarter of 2010 from $113,000 in the third quarter of 2009 due primarily to a decrease in audit fees resulting from the Company’s exemption from the Sarbanes-Oxley reporting requirements. Marketing expenses decreased $49,000, or 42.2%, to $67,000 from $116,000 in 2010 and 2009, respectively, due primarily to a reduction in direct mail expenses. OREO expense totaled $184,000 in the three months ended September 30, 2010 compared to $4,000 in the same period of 2009 primarily due to several years of unpaid real estate taxes on foreclosed properties. FDIC deposit insurance premiums decreased $61,000, or 23.3%, to $201,000 from $262,000 for the quarters ended September 30, 2010 and 2009, respectively due to the absence of a special assessment in 2010. Other expenses decreased $43,000, or 7.9%, to $501,000 in the third quarter of 2010 from $544,000 in the same period of 2009 due primarily to a decrease in loan workout expenses associated with one nonaccrual loan coupled with a decrease in expenses associated with a third party debit card fraud incurred in 2009 and a decrease in directors fees.
Income Taxes:
The Company reported an income tax expense of $708,000 for the three months ended September 30, 2010 for an effective income tax rate of 38.3%. This compares to an income tax expense of $910,000 for the three months ended September 30, 2009 for an effective income tax rate of 36.8%. The increase in the effective tax rate in the third quarter of 2010 was due primarily to non-deductibility of the merger expenses incurred in the third quarter of 2010. Subsidiaries within the consolidated group pay various state income tax rates, the mix of taxable earnings within the group can change and, beginning in 2010, the taxable losses of one subsidiary can be used to offset taxable income in another subsidiary in the consolidated group.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the three months ended September 30, 2010 and 2009. Average loans include non-performing loans.

	Three months ended			Three months ended
	9/30/10			9/30/09
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets

Investment securities:
Short-term investments	$13,260	$8	0.24%	$18,057	$11	0.24%
U. S. Treasury and government- sponsored enterprise obligations	44,634	219	1.95	26,640	148	2.20
Other bonds and equity securities	15,225	57	1.49	18,983	107	2.24
Collateralized mortgage obligations and mortgage- backed securities	146,499	1,581	4.28	199,933	2,540	5.04

Total investment securities	219,618	1,865	3.37	263,613	2,806	4.22

Loans:
Residential real estate	134,280	1,716	5.07	127,655	1,735	5.39
Home equity	28,634	278	3.85	25,611	257	3.98
Consumer	827	16	7.68	636	11	6.86

Total retail loans	163,741	2,010	4.87	153,902	2,003	5.16

Construction and land	53,159	783	5.84	79,821	1,170	5.82
Commercial real estate	284,719	4,568	6.37	244,662	3,937	6.38
Commercial	40,437	560	5.49	29,407	352	4.75

Total corporate loans	378,315	5,911	6.20	353,890	5,459	6.12

Total loans	542,056	7,921	5.80	507,792	7,462	5.83

Total interest-earning assets	761 674	9,786	5.10%	771,405	10,268	5.28%

Allowance for loan losses	(7,491)			(6,454)
Other assets	37,014			30,855

Total assets	$791,197			$795,806

Liabilities and Stockholders’ Equity

Deposits:
NOW accounts	$24,306	$24	0.39%	$18,482	$9	0.19%
Regular savings accounts	100,550	215	0.85	80,411	244	1.20
Money market accounts	108,997	279	1.02	86,088	277	1.28
Certificates of deposit and escrow	216,748	1,310	2.40	244,543	1,971	3.20

Total interest-bearing deposits	450,601	1,828	1.61	429,524	2,501	2.31

Borrowed funds:
Long-term borrowed funds	227,861	2,394	4.17	250,309	2,721	4.31
Short-term borrowed funds	7,571	4	0.21	5,819	4	0.27

Total borrowed funds	235,432	2,398	4.04	256,128	2,725	4.22

Total interest-bearing liabilities	686,033	4,226	2.44%	685,652	5,226	3.02%

Non-interest-bearing deposits	37,640			32,383
Other liabilities	3,437			3,211

Total liabilities	727,110			721,246
Stockholders’ equity	64,087			74,560

Total liabilities and stockholders’ equity	$791,197			$795,806

Net interest rate spread			2.66%			2.26%

Net interest income		$5,560			$5,042

Net interest margin on average earning assets			2.90%			2.59%

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
SUMMARY
The Company reported net income available to common shareholders of $4.3 million, or $0.95 per diluted common share, as compared to a net income of $3.0 million, or $0.66 per diluted common share, for the nine months ended September 30, 2010 and 2009, respectively. The largest factors in 2010’s year-to-date results were the increase in net interest income of $2.1 million, the increase in the gains on sales of investments totaling $1.0 million, a decrease of $410,000 in FDIC deposit insurance due to the special deposit assessment of $370,000 incurred in the first nine months of 2009, partially offset by an increase in the provision for loan losses of $1.0 million compared to the nine months ended 2009 and merger expenses of $475,000 relating to our pending acquisition by People’s United incurred in 2010.
Net Interest Income:
Net interest income for the nine months ended September 30, 2010 increased by $2.1 million, or 14.3%, to $16.4 million from $14.3 million for the same period of 2009. The net interest rate spread increased to 2.59% for the nine months ended September 30, 2010 versus 2.19% for the same period of 2009. Interest income for the nine months ended September 30, 2010 decreased $542,000 primarily due to a decline in investment security average volumes and interest rates compared to the same period of 2009. Interest expense decreased by $2.6 million, or 16.2%, to $13.5 million in 2010 from $16.1 million in 2009, primarily due to a decrease in average deposit rates. Net interest margin increased to 2.83% versus 2.53% for the nine months ended September 30, 2010 and 2009, respectively.
Interest and Dividend Income:
Interest and dividend income decreased $542,000, or 1.8%, during the first nine months of 2010 versus the same period in 2009, primarily due to a decline in average investment security volumes and interest rates.
Average loan interest rates decreased 3 basis points from 5.83% to 5.80% during the first nine months of 2010 as compared to the same period of 2009, resulting in a decrease of $168,000 to interest income. Average loan balances rose $55.0 million, or 11.3%, from $486.8 million in 2009 to $541.8 million in 2010, contributing $2.4 million to interest income.
Average investment security interest rates decreased 90 basis points during the first nine months of 2010, from 4.54% in 2009 to 3.64% in 2010, resulting in a decrease of $1.3 million to interest income. Average investment security balances declined $36.5 million, from $270.4 million in 2009 to $233.9 million in 2010, resulting in a decrease of $1.5 million to interest income.
Interest Expense:
Interest expense decreased $2.6 million, or 16.2%, during the first nine months of 2010, from $16.1 million in 2009 to $13.5 million in the same period of 2010, primarily due to the decline in deposit interest rates coupled with a decrease in average borrowed funds volumes.
Average deposit interest rates decreased 78 basis points, from 2.52% to 1.74% in the first nine months of 2010 as compared to the same period of 2009, decreasing interest expense by $1.9 million. Average interest-bearing deposit balances increased by $50.3 million, or 12.2%, from $410.8 million in 2009 to $461.1 million in 2010, accompanied by a change in the mix due to maturities of higher brokered and term certificates of deposit accounts, which increased interest expense by $140,000.
Average borrowed funds interest rates decreased 10 basis points from 4.21% in the first nine months of 2009 to 4.11% in the same period of 2010, resulting in a decrease of $236,000 to interest expense. Average borrowed funds balances declined $22.5 million, or 8.5%, from $264.3 million in 2009 to $241.8 million in 2010. This decrease resulted in a decline in interest expense of $636,000 due primarily to a decrease in longer term borrowed funds.

Provision for Loan Losses:
The provision for loan losses totaled $2.2 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. The provisions in 2010 and 2009 reflect management’s analysis of loan growth and changes in risk during the first nine months of 2010 and 2009 with the highest levels of growth coming from the commercial real estate and residential loan portfolio. The increase in the provision for loan losses was due to an increase in the level of loan charge-offs in the first nine months of 2010, including one commercial construction loan relationship currently included in other real estate owned at September 30, 2010, with total charge-offs of $1.2 million. The balance of the allowance for loan losses grew to $7.1 million at September 30, 2010, from $6.6 million at September 30, 2009.
Non-Interest Income:
Non-interest income increased $991,000, or 38.1%, for the nine months ended September 30, 2010 to $3.6 million in 2010 versus $2.6 million in 2009. The largest factor in 2010 was the increase in the gains on sales of investments of $1.0 million, or 100.4%, to $2.1 million in the nine months ended September 30, 2010 compared to $1.0 million in 2009. Deposit account fees remained stable at $710,000 for the nine months ended September 30, 2010 and 2009, respectively. Loan servicing fees increased by $77,000, or 51.3%, to $227,000 from $150,000 for the nine months ended September 30, 2010 and 2009, respectively, due to increased commercial loan prepayments received and the absence of amortization of serviced loan fees. Income on bank-owned life insurance decreased $18,000 to $346,000 for the nine months ended September 30, 2010 from $364,000 for the same period in 2009. Other income increased to $47,000, or 13.5%, to $394,000 from $347,000 for the nine months ended September 30, 2010 and 2009, respectively, primarily due to an increase in ATM and debit card fees.
Non-Interest Expense:
Non-interest expenses increased by $950,000, or 9.3%, to $11.3 million from $10.3 million during the first nine months of 2010 versus the same period of 2009. Salary and employee benefits increased $829,000, or 16.5%, to $5.8 million for the nine months ended September 30, 2010, due to an increase in head count and accrued bonuses, increased medical and dental insurance costs, and a reduction in deferred salaries due to fewer loan closings in 2010. Occupancy and equipment expense increased $287,000, or 26.6%, to $1.4 million in the first nine months of 2010 from $1.1 million in the same period of 2009 due to an increase in depreciation resulting from the opening of the relocated branches in Lawrence and Methuen, Massachusetts, coupled with depreciation on obsolete equipment, an increase in rent expense and equipment purchases. Data processing expense increased $39,000, or 5.6% to $741,000 in the first nine months of 2010, primarily due to an increase in software license fees. Professional fees decreased $138,000, or 30.7%, to $312,000 in the first nine months of 2010 from $450,000 in the first nine months of 2009 due primarily to a decrease in legal and audit fees. Marketing expenses decreased $67,000, or 17.9%, to $307,000 in the first nine months of 2010 from $374,000 for the comparable period of 2009 primarily due to decreased marketing campaigns in 2010 versus 2009 which included the opening of the Derry, New Hampshire branch in 2009. OREO expense totaled $199,000 in the nine months ended September 30, 2010 compared to $6,000 in 2009. FDIC deposit insurance decreased $410,000, or 40.1%, to $612,000 from $1.0 million in the nine months ended 2010 compared to the nine months of 2009 due to the absence of a special assessment in 2010. Merger expenses of $475,000 have been incurred in 2010 relating to the pending acquisition by People’s United. Other expenses decreased $250,000, or 14.7%, to $1.5 million in the first nine months of 2010 from $1.7 million in the same period of 2009 due primarily to a decrease in loan workout expenses associated with one nonaccrual loan.
Income Taxes:
The Company reported an income tax expense of $2.3 million for the nine months ended September 30, 2010 for an effective income tax rate of 34.5%. This compares to an income tax expense of $1.9 million for the nine months ended September 30, 2009 for an effective income tax rate of 34.8%. The modest decrease in the effective tax rate in the first nine months of 2010 resulted primarily due to the reversal of a previously recorded state tax valuation reserve on the Fannie Mae and Freddie Mac preferred stock holdings recognized in the first quarter of 2010. The reduction in tax expense was offset by an increase in effective tax rate due to the non-deductibility of the merger expenses incurred in 2010. Notwithstanding the reversal of the valuation reserve, the effective tax rate would have been 38.9%.

The following table presents the Company’s average balance sheet, net interest income and average interest rates for the nine months ended September 30, 2010 and 2009. Average loans include non-performing loans.

	Nine months ended			Nine months ended
	9/30/10			9/30/09
			Average			Average
	Average		Interest	Average		Interest
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets
Investment securities:
Short-term investments	$12,018	$22	0.24%	$14,715	$22	0.20%
U. S. Treasury and government- sponsored enterprise obligations	43,423	675	2.08	23,153	519	3.00
Corporate and other investment securities	15,836	184	1.55	19,456	360	2.47
Collateralized mortgage obligations and mortgage-backed securities	162,607	5,488	4.51	213,031	8,283	5.20

Total investment securities	233,884	6,369	3.64	270,355	9,184	4.54

Loans:
Residential real estate	133,629	5,256	5.26	122,118	5,029	5.51
Home equity	27,984	805	3.85	24,661	754	4.09
Consumer	721	33	6.12	683	35	6.85

Total retail loans	162,334	6,094	5.02	147,462	5,818	5.28

Construction and land	58,034	2,451	5.65	66,769	2,759	5.52
Commercial real estate	283,579	13,444	6.34	242,157	11,545	6.37
Commercial	37,865	1,500	5.30	30,447	1,094	4.80

Total corporate loans	379,478	17,395	6.13	339,373	15,398	6.07

Total loans	541,812	23,489	5.80	486,835	21,216	5.83

Total interest-earning assets	775,696	29,858	5.15%	757,190	30,400	5.37%

Allowance for loan losses	(7,437)			(6,219)
Other assets	36,350			30,745

Total assets	$804,609			$781,716

Liabilities and Stockholders’ Equity

Deposits:
NOW and super NOW accounts	$23,174	$66	0.38%	$18,419	$27	0.20%
Regular savings accounts	99,473	689	0.93	69,294	685	1.32
Money market accounts	113,727	941	1.11	80,245	911	1.52
Certificates of deposit and escrow	224,729	4,322	2.57	242,867	6,123	3.37

Total interest-bearing deposits	461,103	6,018	1.74	410,825	7,746	2.52

Borrowed funds:
Long-term borrowed funds	235,518	7,428	4.22	255,207	8,265	4.33
Short-term borrowed funds	6,279	12	0.26	9,067	47	0.69

Total borrowed funds	241,797	7,440	4.11	264,274	8,312	4.21

Total interest-bearing liabilities	702,900	13,458	2.56%	675,099	16,058	3.18%

Non-interest-bearing deposits	36,002			30,403
Other liabilities	3,042			3,055

Total liabilities	741,944			708,557
Stockholders’ equity	62,665			73,159

Total liabilities and stockholders’ equity	$804,609			$781,716

Net interest rate spread			2.59%			2.19%

Net interest income		$16,400			$14,342

Net interest margin on average earning assets			2.83%			2.53%

LIQUIDITY AND CAPITAL RESOURCES:
The Company’s primary source of funds is cash dividends from its wholly-owned subsidiary, River Bank. The Bank paid $2.0 million in dividends to the Company in the first nine months of 2010 compared to none in the same period of 2009.
The Bank’s primary sources of funds include collections of principal payments and repayments on outstanding loans, investment security maturities and amortization, increases in deposits, advances from the FHLBB and securities sold under agreements to repurchase.
Based on our monitoring of deposit trends and our current pricing strategy for deposits, management believes the Company will retain a large portion of its existing deposit base. Continued deposit growth during the remainder of 2010 will depend on several factors, including the interest rate environment and competitor pricing. The Company also considers the use of brokered certificates of deposit as an additional source of deposits and evaluates them in conjunction with its own retail certificates of deposit.
The Bank has a collateralized line of credit of $3.0 million with the FHLBB. At September 30, 2010, the entire $3.0 million was available.
The FHLBB requires member banks to maintain qualified collateral for its advances. Collateral is comprised of the Bank’s residential mortgage portfolio, certain commercial real estate loans, home equity lines and loans and the portion of the investment portfolio that meets FHLBB qualifying collateral requirements and has been designated as such. The Bank’s borrowing capacity at the FHLBB at September 30, 2010 was $223.1 million, of which $181.8 million had been borrowed.
At September 30, 2010, the Company’s stockholders’ equity totaled $64.0 million, an increase of $3.5 million when compared to $60.5 million at December 31, 2009. The increase was primarily attributable to net income of $4.3 million coupled with an increase in the net unrealized gain on investment securities available for sale of $333,000, net of tax, partially offset by cash dividends to common shareholders of $1.1 million.
Each of the Company and the Bank was “well-capitalized” for regulatory purposes at September 30, 2010.
The following table presents the Company’s and the Bank’s capital ratios at September 30, 2010, December 31, 2009, and September 30, 2009:

	Regulatory Threshold
	for “Well Capitalized”
	Category	09/30/10	12/31/09	09/30/09

LSB Corporation Tier 1 risk-based	6.0%	10.48%	9.74%	12.64%
River Bank Tier 1 leverage ratio	5.0%	7.42%	6.85%	8.17%
River Bank Tier 1 risk-based	6.0%	10.23%	9.57%	11.54%
River Bank total risk-based	10.0%	12.53%	11.84%	12.72%
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
George Assad, Jr. and William S. Madden, both alleged stockholders of the Company, each filed putative class action lawsuits on July 27, 2010 and August 20, 2010, respectively, allegedly on behalf of all Company stockholders. The lawsuits were filed in the Massachusetts Superior Court, Essex County, against the Company, River Bank, the Company’s board of Directors, People’s United Financial, Inc. (“People’s United”), People’s United Bank, a wholly-owned subsidiary of People’s United, and Bridgeport Merger Corporation, a wholly-owned subsidiary of People’s United. The case filed by Mr. Assad is captioned George Assad, Jr. v. LSB Corporation et al., Civ. A. No. 2010-1616. The case filed by Mr. Madden is captioned William S. Madden v. LSB Corporation et al., Civ. A. No. 2010-1702. Mr. Assad and Mr. Madden both filed amended complaints on August 27, 2010. The complaints generally allege that the Company’s board of directors breached its fiduciary duties by approving the agreement and plan of merger, dated as of July 15, 2010, by and among the Company, River Bank, People’s United, People’s United Bank and Bridgeport Merger Corporation, because, plaintiffs allege, the proposed merger would deny Company stockholders the right to share proportionately in the value of the Company’s ongoing business and future growth, the merger consideration of $21.00 per share is inadequate, the merger agreement’s termination fee and no solicitation provisions discourage bids from other sources and the transaction unfairly benefits the Company’s board of directors and chief executive officer to the disadvantage of its stockholders. The amended complaints further allege that the proxy statement sent to the Company’s stockholders and filed with the Securities and Exchange Commission is deficient in that it fails to disclose all of the underlying methodologies, projections, key inputs and multiples relied upon and observed by Sandler O’Neill. The amended complaints also allege that People’s United, People’s United Bank and Bridgeport Merger Corporation aided and abetted our Board’s breach of fiduciary duties. The complaints seek an order preliminarily and permanently enjoining the defendants from consummating, or closing the merger; in the event that the merger is consummated, an order rescinding it and setting it aside or awarding rescissory damages; an accounting; and attorneys fees and costs. The cases were subsequently consolidated and transferred to the Business Litigation Section of the Massachusetts Superior Court sitting in Suffolk County. The consolidated case is captioned George Assad, Jr. v. LSB Corporation et al., Suffolk Civil Action No. 2010-3626-BLS2. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend this action. On October 22, 2010, the Superior Court denied the plaintiffs motion for preliminary injunction to prevent, pending additional disclosure, the shareholder vote scheduled for October 27, 2010, stating that “overall, the Court concludes that the plaintiffs have not established a likelihood of success on the merits of their claim of inadequate disclosure.”
Additionally, the Company is involved in various legal proceedings incidental to its business. Except as set forth above, during the three months ended September 30, 2010, no new legal proceeding was filed or terminated and no material development in any pending legal proceeding occurred that the Company expects will have a material adverse effect on its financial condition or operating results.

ITEM 1A. RISK FACTORS
Other than the risk factors discussed below, management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2009.
Proposed Merger with People’s United Financial, Inc.
On July 15, 2010, the Company entered into an Agreement and Plan of Merger with People’s United Financial, Inc. to acquire the Company in an all-cash transaction. Completion of the merger is subject to various customary closing conditions including, but not limited to, certain regulatory approvals and the affirmative vote of the holders of not less than two-thirds of the shares of the Company’s common stock outstanding and entitled to vote. The shareholders approved the Agreement and Plan of Merger at the special meeting of shareholders which was held on October 27, 2010. The Company currently expects that the merger will be completed in the fourth quarter of 2010. It is possible, however, that factors outside of the Company’s control could require the parties to complete the merger at a later time, or not to complete the merger at all. Delay or failure to consummate the merger could have a negative impact on the price of the Company’s common stock.
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

LSB CORPORATION
November 10, 2010	/s/ Gerald T. Mulligan
Gerald T. Mulligan
President and Chief Executive Officer

November 10, 2010	/s/ Diane L. Walker
Diane L. Walker
Executive Vice President, Treasurer and Chief Financial Officer

LSB CORPORATION AND SUBSIDIARY
Quarterly Report on Form 10-Q for the nine months ended September 30, 2010
EXHIBIT INDEX